Form 10-Q/A
period 2013-10-30
Karyopharm Therapeutics Inc.
filed 2013-12-23
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Karyopharm Therapeutic Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on December 20, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.
Date: December 23, 2013	By:	/s/ PAUL BRANNELLY

Paul Brannelly
Senior Vice President, Finance & Administration
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit		Incorporated by Reference			Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation	8-K

3.2	Amended and Restated By-Laws	8-K

10.1	2013 Stock Incentive Plan	S-1/A	333-191584	10/28/13	10.3

10.2	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-191584	10/28/13	10.4

10.3	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-191584	10/28/13	10.5

10.4	2013 Employee Stock Purchase Plan	S-1/A	333-191584	10/28/13	10.6

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-Q	001-36167	12/20/13	31.1

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-Q	001-36167	12/20/13	31.2

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36167	12/20/13	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36167	12/20/13	32.2

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

*                 Submitted electronically herewith