Form 10-Q
period 2014-06-30
Karyopharm Therapeutics Inc.
filed 2014-08-07
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36167

Karyopharm Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3931704 (I.R.S. Employer Identification Number)

85 Wells Avenue, 2nd Floor Newton, MA (Address of principal executive offices)	02459 (Zip Code)

(617) 658-0600

(Registrant’s telephone number, including area code)

2 Mercer Road

Natick, MA 01760

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2014 there were 32,670,103 shares of Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$132,307	$155,974
Prepaid expenses and other current assets	2,976	1,982
Total current assets	135,283	157,956
Property and equipment, net	604	240
Other assets	1,392	30
Restricted cash	400	—
Total assets	$137,679	$158,226

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,456	$1,740
Accrued expenses	2,003	1,168
Deferred revenue	36	79
Deferred rent	22	—
Other current liabilities	130	305
Total current liabilities	5,647	3,292
Deferred rent	201	—
Other long-term liabilities	151	—
Total liabilities	5,999	3,292

Stockholders’ equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,720,422 and 29,587,258 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	224,371	217,500
Accumulated deficit	(92,694)	(62,569)
Total stockholders’ equity	131,680	154,934
Total liabilities and stockholders’ equity	$137,679	$158,226

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended, June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Contract and grant revenue	$21	$133	$193	$366
Operating expenses:
Research and development	13,159	6,060	24,138	11,025
General and administrative	3,310	943	6,214	1,822
Total operating expenses	16,469	7,003	30,352	12,847
Loss from operations	(16,448)	(6,870)	(30,159)	(12,481)
Interest income	17	1	34	1
Net loss	$(16,431)	$(6,869)	$(30,125)	$(12,480)
Net loss per share applicable to common stockholders—basic and diluted	$(0.55)	$(2.86)	$(1.02)	$(5.39)
Weighted-average number of common shares outstanding used in net loss per share applicable to common stockholders—basic and diluted	29,659,457	2,404,080	29,633,215	2,315,331
Comprehensive loss	$(16,431)	$(6,869)	$(30,125)	$(12,480)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months ended June 30,
	2014	2013
Operating activities
Net loss	$(30,125)	$(12,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	69
Stock-based compensation expense	6,734	446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(994)	41
Other non-current assets	(645)	—
Accounts payable	1,685	652
Accrued expenses and other liabilities	629	25
Deferred revenue	(43)	(66)
Deferred rent	223	—
Net cash used in operating activities	(22,451)	(11,313)

Investing activities
Purchases of property and equipment	(449)	—
Increase in restricted cash	(400)	—
Net cash used in investing activities	(849)	—

Financing activities
Proceeds from the exercise of stock options	60	32
Issuance costs from the sale of common stock	(427)	—
Proceeds from the issuance of preferred stock subscription	—	5,000
Proceeds from sale of convertible preferred stock, net of issuance costs	—	23,557
Net cash (used in) provided by financing activities	(367)	28,589
Net (decrease) increase in cash and cash equivalents	(23,667)	17,276
Cash and cash equivalents at beginning of period	155,974	391
Cash and cash equivalents at end of period	$132,307	$17,667

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

Basis of Consolidation

The consolidated financial statements at June 30, 2014 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation) and the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013). At December 31, 2013, the consolidated financial statements also included the accounts of NPM Pharma Inc. (“NPM”, a wholly-owned Canadian corporation of the Company). As of March 31, 2014, NPM transferred its remaining assets and liabilities to Karyopharm Therapeutics Inc. Following the transfer, NPM was dissolved. The dissolution of NPM had no effect on the consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC. In July 2014, the Company completed a public offering of 2,844,334 shares of its common stock at a public offering price of $42.50 per share. The Company received net proceeds of approximately $112.9 million, after deducting underwriting discounts, commissions and expenses payable by the Company.

On August 4, 2014, the Company relocated its headquarters to 85 Wells Avenue, Newton, Massachusetts 02459.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not determined yet the potential effects of the adoption of this standard on its consolidated financial position, results of operations or cash flows.

On June 10, 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the interim financial statements for the three and six months ended June 30, 2014 contained in this Quarterly Report on Form 10-Q. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on the Company’s financial position or results of operations.

3.  Fair Value of Financial Instruments

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

The Company’s cash equivalents are comprised of money market funds. The Company measures these investments at fair value.  The fair value of cash equivalents is determined based on “Level 1” inputs. The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money Market Funds, included in cash equivalents	$132,198	$132,198	$—	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money Market Funds, included in cash equivalents	$155,765	$155,765	$—	$—

4. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	June 30, 2014	December 31, 2013
Laboratory equipment	4	$358	$328
Furniture and fixtures	5	103	98
Office and computer equipment	3	85	85
Leasehold improvements	Lesser of useful life or lease term	79	79
Construction in process	n/a	414	—
		1,039	590
Less accumulated depreciation and amortization		(435)	(350)

		$604	$240

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Research and development costs	$844	$698
Payroll and employee-related costs	749	100
Professional fees	333	215
Other	77	155
	$2,003	$1,168

6. Net Loss Per Share

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	9,556,818	—	9,556,818
Special participation stock	—	10,000	—	10,000
Outstanding stock options	2,523,158	598,724	2,523,158	598,724
Unvested restricted stock	104,856	287,326	104,856	287,326

On July 2, 2014, the Company issued 2,844,334 shares of its common stock in a public offering. This increase in common stock will impact the comparability of the Company’s net loss per share in future periods.

7. Stock-based Compensation

During 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”). In October 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering (“IPO”) in November 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the IPO, the number of shares of common stock that were reserved under the 2013 Plan was the sum of 969,696 shares plus 198,372, the number of shares available under the 2010 Plan. The number of shares reserved under the 2013 Plan is increased by the number of shares of common stock (up to a maximum of 2,126,377 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The 2013 Plan also includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan. The annual increase will be added on the first day of each year beginning in 2014 and each subsequent anniversary until the expiration of the 2013 Plan, and is equal to the lowest of: (i) 1,939,393 shares of common stock, (ii) 4.0% of the number of shares of common stock outstanding and (iii) an amount determined by the board of directors. On January 1, 2014, the shares available under the 2013 Plan increased by 1,190,149 shares of common stock. No additional awards may be granted under the 2010 Plan.

Restricted stock

A summary of the Company’s unvested restricted stock as of June 30, 2014 and changes during the six months ended June 30, 2014 is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2013	9,943	$0.26
Vested	(2,831)	0.26
Unvested at June 30, 2014(1)	7,112	$0.26

(1)                                 Excludes 97,744 shares of unvested restricted stock remaining from the early exercise of stock options.

As of June 30, 2014, there was $331,000 of total unrecognized stock-based compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.2 years.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	2,410,522	$7.85	9.3	$36,717
Granted	185,000	36.75
Exercised	(71,543)	0.83
Canceled	(821)	1.49
Outstanding at June 30, 2014	2,523,158	$10.17	8.9	$91,804
Exercisable at June 30, 2014	351,095	$0.53	6.8	$16,159
Vested and expected to vest at June 30, 2014	2,344,571	$10.15	8.9	$85,351

As of June 30, 2014, there was $23.4 million of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”).  The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable six-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1of each year. In 2013, the Company’s shareholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP. As of June 30, 2014, there were 242,424 shares of common stock authorized for issuance pursuant to the ESPP.  No shares have been issued to employees under the ESPP to date.  As of June 30, 2014, there was $66,000 of total unrecognized stock-based compensation expense related to the ESPP plan.  The expense is expected to be recognized over a period of four months.

8. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space. The Company intends to use the leased premises as its corporate headquarters and for research and development purposes. The lease term commenced in May 2014 and expires in October 2021. The Company may extend the lease term for one additional five year period. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of $5.6 million through October 2021. There are no scheduled rent payments due for the first 23 weeks of the lease term. Thereafter, the Company has agreed to pay an initial annual base rent of approximately $506,000, which base rent rises periodically until it reaches approximately $898,000. The Company is recording rent expense on a straight-line basis through the end of the lease term.  The Company has recorded deferred rent on the condensed consolidated balance sheet at June 30, 2014, accordingly. The Company has agreed to pay for pro rata increases in operating expenses and property taxes. The lease provides the Company with an allowance for improvements of $1.0 million and an ability to finance up to $449,000 at 8% annual interest, amortized over the term of the lease. The Company accounts for leasehold improvement incentives as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in deferred rent on the balance sheets. The Company has provided a security deposit in the form of a letter of credit in the amount of $400,000, which amount may be reduced to $200,000 in January 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

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

OVERVIEW

We are a clinical-stage pharmaceutical company focused on the discovery and development of novel first-in-class drugs directed against nuclear transport targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on the understanding of the regulation of intracellular transport between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned novel, small molecule, Selective Inhibitors of Nuclear Export, or SINE, compounds that inhibit the nuclear export protein XPO1. We have worldwide rights to these SINE compounds. Our lead drug candidate, Selinexor (KPT-330), is a first-in-class, oral SINE compound.  Selinexor functions by binding with the nuclear export protein XPO1 (also called CRM1), leading to the accumulation of tumor suppressor proteins in the cell nucleus, which subsequently reinitiates and amplifies their tumor suppressor function. This is believed to lead to the selective induction of apoptosis in cancer cells, while largely sparing normal cells. To date, we have administered Selinexor to over 400 patients across Phase 1 and Phase 2 clinical trials in hematologic and solid tumor indications. Evidence of anti-cancer activity has been observed in some patients and Selinexor has been sufficiently well-tolerated to allow many of these patients to remain on therapy for prolonged periods, including several who have remained on study for over 12 months. We have initiated a registration-directed clinical trial in older patients with acute myeloid leukemia, or AML, and plan to initiate registration-directed clinical trials in two different hematological malignancy indications during 2014. We also plan to initiate up to two additional registration-directed trials in hematological or solid tumor indications in late 2014 or early 2015. Our registration-directed trials are designed to serve as the basis for an application seeking regulatory approval for Selinexor in such indications. To our knowledge, no other XPO1 inhibitors are in clinical development at the present time.

We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations primarily with the net proceeds from the private placements of our preferred stock and the net proceeds from our IPO.

As of June 30, 2014, we had an accumulated deficit of $92.7 million. We had net losses of $30.1 million and $12.5 million for the six months ended June 30, 2014 and 2013, respectively.  We have not generated any revenue to date from sales of any drugs.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the three and six months ended June 30, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 21, 2014.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Contract and grant revenue	$21	$133
Operating expenses:
Research and development	13,159	6,060
General and administrative	3,310	943
Loss from operations	(16,448)	(6,870)
Interest income	17	1

Net loss	$(16,431)	$(6,869)

Contract and Grant Revenue.     We recognize revenue pursuant to sponsored research agreements. Contract and grant revenue for the three months ended June 30, 2014 (“the 2014 Quarter”) was $21,000 compared to $133,000 for the three months ended June 30, 2014 (“the 2013 Quarter”).  The decrease in revenue was the result of recognizing less revenue pursuant to grant funding during the 2014 Quarter.

Research and Development Expense.     Research and development expense increased by $7.1 million to $13.2 million in the 2014 Quarter from $6.1 million in the 2013 Quarter. The $7.1 million increase is primarily related to:

•                  an increase of $2.3 million in consulting fees, including an increase of $1.4 million in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock,

•                  an increase of $1.6 million in personnel costs, primarily due to increased headcount and an increase of $740,000 in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                  an increase of $1.5 million in clinical trial costs, including an increase of $1.2 million in costs related to the manufacture of Selinexor, and an increase of $1.1 million in Contract Research Organization (“CRO”) costs. These increases were partially offset by a decrease of $813,000 in costs related to the manufacture of Verdinexor,

•                  an increase of $1.0 million in preclinical efficacy and toxicology study costs,

•                  an increase of $876,000 in discovery work, including preclinical studies and screening, and

•                  partially offset by decreases of $509,000 in costs related to our clinical trials of Verdinexor in pet dogs.

General and Administrative Expense.     General and administrative expense increased by $2.4 million to $3.3 million for the 2014 Quarter from $943,000 for the 2013 Quarter. The $2.4 million increase is primarily related to:

•                  an increase of $1.0 million in personnel costs, primarily due to increased headcount and an increase of $688,000 in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                  a net increase of $666,000 in consulting fees, primarily related to an increase of $777,000 in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock, which is partially offset by decreases in consulting fees related to finance and business development,

•                  an increase of $482,000 in professional fees, primarily related to higher costs related to being a public company,

including higher public and investor relations costs, higher legal fees for protecting our intellectual property, and higher corporate legal fees and audit fees, and

•                  an increase of $152,000 in insurance expense, primarily due to our becoming a publicly traded company.

Interest income.   Interest income increased to $17,000 for the 2014 Quarter from $1,000 for the 2013 Quarter. This increase is due to a higher cash and cash equivalents balance during the 2014 Quarter compared to the 2013 Quarter.

Comparison of the Six Months ended June 30, 2014 and June 30, 2013

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Contract and grant revenue	$193	$366
Operating expenses:
Research and development	24,138	11,025
General and administrative	6,214	1,822
Loss from operations	(30,159)	(12,481)
Interest income	34	1

Net loss	$(30,125)	$(12,480)

Contract and Grant Revenue.     We recognize revenue pursuant to sponsored research agreements. Contract and grant revenue for the six months ended June 30, 2014 (“the 2014 Period”) was $193,000 compared to $366,000 for the six months ended June 30, 2013 (“the 2013 Period”).  The decrease in revenue was the result of recognizing less revenue pursuant to grant funding during the 2014 Period.

Research and Development Expense.     Research and development expense increased by $13.1 million to $24.1 million in the 2014 Period from $11.0 million in the 2013 Period. The $13.1 million increase is primarily related to:

•                  an increase of $3.7 million in consulting fees, including an increase of $2.3 million in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock,

•                  an increase of $2.9 million in personnel costs, primarily due to increased headcount and an increase of $1.4 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                  an increase of $2.8 million in clinical trial costs, including an increase of $2.2 million in costs to CROs, an increase of $1.9 million in costs related to the manufacture of Selinexor, which is partially offset by a decrease of $1.5 million in costs related to manufacture of Verdinexor,

•                  an increase of $1.8 million in discovery work, including preclinical studies and screening,

•                  an increase of $1.8 million in preclinical efficacy and toxicology study costs, and

•                  partially offset by a decrease of $815,000 in costs related to our clinical trials of Verdinexor in pet dogs.

General and Administrative Expense.     General and administrative expense increased by $4.4 million to $6.2 million for the 2014 Period from $1.8 million for the 2013 Period. The $4.4 million increase is primarily related to:

•                  an increase of $1.9 million in personnel costs, primarily due to increased headcount and an increase of $1.2 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock.

•                  a net increase of $1.1 million in consulting fees, primarily related to an increase of $1.3 million in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock, partially offset by decreases in costs for consultants related to finance and business development

•                  an increase of $878,000 in professional fees, primarily related to higher legal fees for protecting our intellectual property, higher corporate legal fees, and higher public and investor relations fees and other fees to operate as a public company,

•                  an increase of $318,000 in insurance expense, primarily due to our becoming a publicly traded company, and

•                  an increase of $133,000 in state tax expenses.

Interest income.   Interest income increased to $34,000 for the 2014 Period from $1,000 for the 2013 Period. This increase is due to a higher cash and cash equivalents balance during the 2014 Period compared to the 2013 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our initial public offering.

As of June 30, 2014, we had $132.3 million in cash and cash equivalents. We primarily invest our cash and cash equivalents in a money market fund. In July 2014, we completed a public offering of 2,844,334 shares of our common stock at a public offering price of $42.50 per share. We received net proceeds of approximately $112.9 million, after deducting underwriting discounts, commissions and expenses payable by us.

Cash flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(22,451)	$(11,313)
Net cash used in investing activities	(849)	—
Net cash (used in) provided by financing activities	(367)	28,589

Net (decrease) increase in cash and cash equivalents	$(23,667)	$17,276

Operating activities.   The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2014 Period compared to the 2013 Period is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs.

Investing activities.   The cash used in investing activities for the 2014 Period reflects an increase of $400,000 in restricted cash related to a facility lease and the purchase of $449,000 of property and equipment.  There were no investing activities in the 2013 Period.

Financing activities.   The cash used in financing activities for the 2014 Period reflects issuance costs from the sale of common stock, partially offset by the proceeds from the exercise of stock options.  The cash provided by financing activities in the 2013 Period was primarily from the sale of preferred stock and issuance of preferred stock subscriptions.

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

We expect that our existing cash and cash equivalents, including proceeds from our July 2014 public offering, will enable us to fund our current operating plan and capital expenditure requirements into the second half of 2017. We expect to finish 2014 with greater than $200 million in cash and cash equivalents. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $132.3 million as of June 30, 2014, consisting of cash and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with CROs and Contract Manufacturing Organizations (“CMOs”) that are located in Canada and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance and Administration, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Senior Vice President, Finance and Administration concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The net offering proceeds to us, after deducting underwriting discounts of $8.8 million and offering expenses payable by us totaling $3.2 million, were approximately $113.2 million. No offering expenses or net offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2014, we have used approximately $29.4 million of such net offering proceeds to fund the continued clinical development of our lead drug candidate, Selinexor, the preclinical development of our drug candidates for anti-inflammatory, viral and wound-healing indications, the discovery, research, preclinical development and clinical trials of additional drug candidates and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on November 7, 2013.

In July 2014, we completed a public offering of 2,844,334 shares of our common stock at a public offering price of $42.50 per share, for aggregate gross proceeds of $120.9 million. The public offering included the underwriters’ full exercise of their option to purchase additional shares. All of the shares issued and sold in the public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-196892), which was declared effective by the SEC on June 26, 2014, and a Registration Statement on Form S-1 (File No. 333-197057) filed pursuant to Rule 462(b)of the Securities Act. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC acted as joint-book-running managers of the offering and as representatives of the underwriters. JMP Securities LLC, Wedbush PacGrow Life Sciences and Oppenheimer & Co. Inc. acted as co-managers for the offering. The offering commenced on June 19, 2014 and terminated upon sale of all of the shares offered. We received net proceeds from this offering of approximately $112.9 million, after deducting underwriting discounts, commissions and expenses payable, in July 2014. For the period ended June 30, 2014, we had neither received nor used proceeds from this offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 7, 2014	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer

Date: August 7, 2014	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Senior Vice President, Finance and Administration
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Exhibit	Form	File Number	Data of Filing	Exhibit Number	Herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X
101.SCH	Scheme Document					X
101.CAL	Calculation Linkbase Document					X
101.DEF	Definition Linkbase Document					X
101.LAB	Labels Linkbase Document					X
101.PRE	Presentation Linkbase Document					X