Form 10-Q
period 2014-09-30
Karyopharm Therapeutics Inc.
filed 2014-11-10
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014 there were 32,700,563 shares of Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$227,131	$155,974
Prepaid expenses and other current assets	4,215	1,982
Total current assets	231,346	157,956
Property and equipment, net	2,734	240
Other assets	675	30
Restricted cash	400	—
Total assets	$235,155	$158,226

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,102	$1,740
Accrued expenses	3,649	1,168
Deferred revenue	14	79
Deferred rent	142	—
Other current liabilities	327	305
Total current liabilities	6,234	3,292
Deferred rent	1,117	—
Total liabilities	7,351	3,292

Stockholders’ equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,614,387 and 29,587,258 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	340,219	217,500
Accumulated deficit	(112,418)	(62,569)
Total stockholders’ equity	227,804	154,934
Total liabilities and stockholders’ equity	$235,155	$158,226

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended, September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Contract and grant revenue	$21	$—	$214	$366
Operating expenses:
Research and development	15,951	7,738	40,089	18,763
General and administrative	3,814	1,583	10,028	3,405
Total operating expenses	19,765	9,321	50,117	22,168
Loss from operations	(19,744)	(9,321)	(49,903)	(21,802)
Interest income	20	—	54	1
Net loss	$(19,724)	$(9,321)	$(49,849)	$(21,801)
Net loss per share applicable to common stockholders—basic and diluted	$(0.61)	$(3.66)	$(1.63)	$(9.11)
Weighted-average number of common shares outstanding used in net loss per share applicable to common stockholders—basic and diluted	32,558,646	2,544,587	30,619,074	2,392,589
Comprehensive loss	$(19,724)	$(9,321)	$(49,849)	$(21,801)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months ended September 30,
	2014	2013
Operating activities
Net loss	$(49,849)	$(21,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	106
Noncash consulting expense	—	88
Loss on disposal of fixed assets	50	—
Stock-based compensation expense	9,649	1,769
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,233)	(95)
Other non-current assets	(645)	(2,042)
Accounts payable	362	673
Accrued expenses and other liabilities	2,601	1,156
Deferred revenue	(65)	(66)
Deferred rent	1,259	—
Net cash used in operating activities	(38,680)	(20,212)

Investing activities
Purchases of property and equipment	(2,735)	(25)
Increase in restricted cash	(400)	—
Net cash used in investing activities	(3,135)	(25)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs	112,837	340
Proceeds from the exercise of stock options	135	—
Proceeds from sale of convertible preferred stock, net of issuance costs	—	72,434
Net cash provided by financing activities	112,972	72,774
Net increase in cash and cash equivalents	71,157	52,537
Cash and cash equivalents at beginning of period	155,974	391
Cash and cash equivalents at end of period	$227,131	$52,928

Supplemental disclosure of non-cash financing activity
Issuance of preferred stock in satisfaction of preferred stock subscription	$—	$13,980

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

Basis of Consolidation

The consolidated financial statements at September 30, 2014 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), and the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company, incorporated in September 2014). At December 31, 2013, the consolidated financial statements also included the accounts of NPM Pharma Inc. (“NPM”, a wholly-owned Canadian corporation of the Company). As of March 31, 2014, NPM transferred its remaining assets and liabilities to Karyopharm Therapeutics Inc. Following the transfer, NPM was dissolved. The dissolution of NPM had no effect on the consolidated financial statements.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q, and has determined that no events or transactions require recognition or disclosure.

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

On June 10, 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the interim financial statements for the three and six months ended June 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on the Company’s financial position or results of operations.

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2014 that had an effect on the Company’s condensed consolidated financial statements, except for the adoption of ASU2014-10 discussed above.

3.  Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The Company’s cash equivalents are comprised of money market funds. The Company measures these investments at fair value.  The fair value of cash equivalents is determined based on “Level 1” inputs. The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money Market Funds, included in cash equivalents	$219,067	$219,067	$—	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money Market Funds, included in cash equivalents	$155,765	$155,765	$—	$—

4. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	September 30, 2014	December 31, 2013
Laboratory equipment	4	$434	$328
Furniture and fixtures	5	60	98
Office and computer equipment	3	173	85
Leasehold improvements	Lesser of useful life or lease term	2,430	79
		3,097	590
Less accumulated depreciation and amortization		(363)	(350)

		$2,734	$240

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Research and development costs	$1,660	$698
Payroll and employee-related costs	1,228	100
Professional fees	167	215
Other	594	155
	$3,649	$1,168

6. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include convertible preferred stock, outstanding stock options and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at September 30, 2014 and 2013:

	September 30,
	2014	2013
Convertible preferred stock	—	19,114,241
Outstanding stock options	2,942,927	1,775,593
Unvested restricted stock	78,015	224,019

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

Restricted stock

A summary of the Company’s unvested restricted stock as of September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2013	9,943	$0.26
Vested	(4,261)	0.26
Unvested at September 30, 2014(1)	5,682	$0.26

(1)                                                         Excludes 72,333 shares of unvested restricted stock remaining from the early exercise of stock options.

As of September 30, 2014, there was $199 of total unrecognized stock-based compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of 0.9 years.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	2,410,522	$7.85	9.3	$36,717
Granted	627,600	38.73
Exercised	(94,342)	1.43
Canceled	(853)	1.49
Outstanding at September 30, 2014	2,942,927	$14.64	8.9	$62,329
Exercisable at September 30, 2014	668,114	$2.35	7.7	$21,776
Vested and expected to vest at September 30, 2014	2,749,715	$14.53	8.8	$58,507

As of September 30, 2014, there was $30,482 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 3.2 years.

In 2014 certain individuals changed status from employees to non-employees.  The outstanding stock option awards for these individuals continued to vest under the original vesting terms of the awards as the individuals continued to provide service to the Company as consultants.  In addition, in August 2014, the Company modified a stock option grant for one of these individuals to accelerate vesting of one of his stock option awards in connection with his separation agreement.  The Company recorded expense of $1,100 in the third quarter of 2014 for the grants outstanding to these individuals.  As of September 30, 2014, there was $466 of unrecognized compensation expense related to these awards that is expected to be recognized in the fourth quarter of 2014.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable six-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1of each year. In 2013, the Company’s shareholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP. There are 242,424 shares of common stock authorized for issuance pursuant to the ESPP, and no shares have been issued to employees under the ESPP to date.  As of September 30, 2014, there was $10 of total unrecognized stock-based compensation expense related to the ESPP.  The expense is expected to be recognized over a period of one month.

8. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space. The Company intends to use the leased premises as its corporate headquarters and for research and development purposes. The lease term commenced in May 2014 and expires in October 2021. The Company may extend the lease term for one additional five year period. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of $5,600 through October 2021. There are no scheduled rent payments due for the first 23 weeks of the lease term. Thereafter, the Company has agreed to pay an initial annual base rent of approximately $506, which base rent rises periodically until it reaches approximately $898. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payment.  The Company has recorded deferred rent on the condensed consolidated balance sheet at September 30, 2014, accordingly. The Company has agreed to pay for pro rata increases in operating expenses and property taxes. The lease provides the Company with an allowance for improvements of $1,000 which was incurred through September 30, 2014, was recorded as a leasehold improvement and deferred rent, and will be recorded as a reduction to rent expense ratably over the lease term. The balance from the leasehold improvement incentives is included in deferred rent on the balance sheets. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

9. Equity

In July 2014, the Company completed a public offering of its common stock, which resulted in the sale of 2,447,247 shares of its common stock at a public offering price of $42.50 per share. Also, in July 2014, the Company issued 397,087 shares of its common stock upon exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds of approximately $112,800, after deducting underwriting discounts, commissions and expenses payable by the Company of $794.

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

OVERVIEW

We are a clinical-stage pharmaceutical company focused on the discovery and development of novel first-in-class drugs directed against nuclear transport targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on the understanding of the regulation of intracellular transport between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned novel, small molecule, Selective Inhibitor of Nuclear Export, or SINE™, compounds that inhibit the nuclear export protein XPO1. We have worldwide rights to these SINE™ compounds. Our lead drug candidate, Selinexor (KPT-330), is a first-in-class, oral SINE™ compound.  Selinexor functions by binding with the nuclear export protein XPO1 (also called CRM1), leading to the accumulation of tumor suppressor proteins in the cell nucleus, which subsequently reinitiates and amplifies their tumor suppressor function. This is believed to lead to the selective induction of apoptosis in cancer cells, while largely sparing normal cells. To date, we have administered Selinexor to over 450 patients across Phase 1 and Phase 2 clinical trials in hematologic and solid tumor indications. Evidence of anti-cancer activity has been observed in many patients and Selinexor has been sufficiently well-tolerated to allow many of these patients to remain on therapy for prolonged periods, including several who have remained on study for over 12 months. In June 2014, we initiated a registration-directed clinical trial in older patients with acute myeloid leukemia, or AML, and in November 2014, we initiated a registration-directed clinical trial in patients with Richter’s Transformation.  We plan to initiate a registration-directed clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, in 2014.  We also plan to initiate up to two additional registration-directed clinical trials in hematological or solid tumor indications during the first half of 2015, including a potential registration-directed clinical trial in patients with multiple myeloma. To our knowledge, no other XPO1 inhibitors are in clinical development at the present time.

We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations primarily with the net proceeds from the private placements of our preferred stock and the net proceeds from public offerings of our common stock.

As of September 30, 2014, we had an accumulated deficit of $112.4 million. We had net losses of $49.9 million and $21.8 million for the nine months ended September 30, 2014 and 2013, respectively.  We have not generated any revenue to date from sales of any drugs.

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

•                                      establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•                                      maintain, expand and protect our intellectual property portfolio;

•                                      manufacture our drug candidates;

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

There were no changes to the critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to accrued research and development expenses and stock-based compensation in the three and nine months ended September 30, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 21, 2014.

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Contract and grant revenue	$21	$—
Operating expenses:
Research and development	15,951	7,738
General and administrative	3,814	1,583
Loss from operations	(19,744)	(9,321)
Interest income	20	—

Net loss	$(19,724)	$(9,321)

Contract and Grant Revenue.     We recognize revenue pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended September 30, 2014 (“the 2014 Quarter”) was less than $0.1 million compared to none for the three months ended September 30, 2013 (“the 2013 Quarter”).  The increase in revenue was the result of recognizing revenue pursuant to grant funding during the 2014 Quarter.

Research and Development Expense.     Research and development expense increased by approximately $8.3 million to approximately $16.0 million in the 2014 Quarter from approximately $7.7 million in the 2013 Quarter. The increase is primarily related to:

•                                     an increase of approximately $4.0 million in clinical trial costs, primarily related to an increase of approximately $2.2 million in Contract Research Organization (“CRO”) costs and an increase of $2.1 million in costs related to the manufacture of Selinexor, partially offset by a decrease of approximately $0.3 million in costs related to the manufacture of Verdinexor,

•                                     an increase of approximately $1.8 million in personnel costs, primarily due to increased headcount and an increase of $0.9 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                                     an increase of approximately $1.6 million in preclinical efficacy and toxicology study costs, and

•                                     an increase of approximately $0.4 million in occupancy costs.

General and Administrative Expense.     General and administrative expense increased by approximately $2.3 million to approximately $3.8 million for the 2014 Quarter from approximately $1.6 million for the 2013 Quarter. The increase is primarily related to:

•                                     an increase of approximately $1.2 million in personnel costs, primarily due to increased headcount and an increase of approximately $1.0 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                                     a net increase of approximately $0.8 million in consulting fees, primarily related to an increase in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock, which is partially offset by decreases in consulting fees related to finance and business development,

•                                     an increase of approximately $0.2 million in professional fees, primarily related to higher costs related to being a public company, including higher public and investor relations costs, higher legal fees for protecting our intellectual property, and higher corporate legal fees and audit fees, and

•                                     an increase of approximately $0.2 million in insurance expense, primarily due to our becoming a publicly traded company.

Interest income.   Interest income was less than $0.1 million for all periods presented.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Contract and grant revenue	$214	$366
Operating expenses:
Research and development	40,089	18,763
General and administrative	10,028	3,405
Loss from operations	(49,903)	(21,802)
Interest income	54	1

Net loss	$(49,849)	$(21,801)

Contract and Grant Revenue.     We recognize revenue pursuant to a sponsored research agreement. Contract and grant revenue for the nine months ended September 30, 2014 (“the 2014 Period”) was $0.2 million compared to $0.3 million for the nine months ended September 30, 2013 (“the 2013 Period”).  The decrease in revenue was the result of recognizing less revenue pursuant to grant funding during the 2014 Period.

Research and Development Expense.     Research and development expense increased by approximately $21.3 million to $40.1 million in the 2014 Period from $18.8 million in the 2013 Period. The increase is primarily related to:

•                  an increase of approximately $6.8 million in clinical trial costs, primarily related to an increase of approximately $4.5 million in costs to CROs, and an increase of approximately $4.1 million in costs related to the manufacture of Selinexor, partially offset by a decrease of $1.8 million related to the manufacture of Verdinexor,

•                  an increase of approximately $4.7 million in personnel costs, primarily due to increased headcount and an increase of approximately $2.3 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•                  an increase of approximately $3.8 million in consulting fees, primarily due to an increase of approximately $2.2 million paid to consultants and an increase of approximately $1.6 million in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock,

•                  an increase of approximately $3.4 million in preclinical efficacy and toxicology study costs,

•                  an increase of approximately $2.0 million in discovery work, including preclinical studies and screening, and offset by

•                  a decrease of approximately $0.9 million in costs related to our clinical trials of Verdinexor in pet dogs.

General and Administrative Expense.     General and administrative expense increased by approximately $6.6 million to approximately $10.0 million for the 2014 Period from approximately $3.4 million for the 2013 Period. The increase is primarily related to:

•                                     an increase of approximately $3.1 million in personnel costs, primarily due to increased headcount and an increase of approximately $2.2 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock.

•                                     a net increase of approximately $1.9 million in consulting fees, primarily related to an increase in stock-based compensation expense related to equity awards granted to consultants, primarily due to the higher fair value of our common stock, partially offset by decreases in costs for consultants related to finance and business development

•                                     an increase of approximately $1.1 million in professional fees, primarily related to higher legal fees for protecting our intellectual property, higher corporate legal fees, and higher public and investor relations fees and other fees to operate as a public company,

•                                     an increase of approximately $0.5 million in insurance expense, primarily due to our becoming a publicly traded company, and

•                                     an increase of approximately $0.2 million in state tax expenses.

Interest income.   Interest income was less than $0.1 million for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our initial public offering and follow-on offering.

As of September 30, 2014, we had $227.1 million in cash and cash equivalents. We primarily invest our cash and cash equivalents in money market funds. In July 2014, we completed a public offering of 2,844,334 shares of our common stock at a public offering price of $42.50 per share. We received net proceeds of approximately $112.8 million, after deducting underwriting discounts, commissions and expenses payable by us.

Cash flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(38,680)	$(20,212)
Net cash used in investing activities	(3,135)	(25)
Net cash provided by financing activities	112,972	72,774

Net increase in cash and cash equivalents	$71,157	$52,537

Operating activities.   The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2014 Period compared to the 2013 Period is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs related to Selinexor.

Investing activities.   The cash used in investing activities for the 2014 Period reflects an increase of $0.4 million in restricted cash related to a facility lease and the purchase of $2.7 million of property and equipment related to the renovation of and relocation to new office and laboratory space. There was less than $0.1 million in investing activities in the 2013 period.

Financing activities.   The cash provided by financing activities for the 2014 Period reflects net proceeds from the sale of common stock as part of a public offering of our common stock in July 2014, and the proceeds from the exercise of stock options.  The cash provided by financing activities in the 2013 Period was primarily from the sale of preferred stock.

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

Contractual Obligations

Our contractual obligations were updated in the March 31, 2014 Form 10-Q for the execution of the lease of our corporate headquarters.

There have been no material changes to our contractual obligations during the three months ended September 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $227.1 as of September 30, 2014, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2014, we have used approximately $47.4 million of such net offering proceeds to fund the continued clinical development of our lead drug candidate, Selinexor, the preclinical development of our drug candidates for anti-inflammatory, viral and wound-healing indications, the discovery, research and preclinical development of additional drug candidates and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on November 7, 2013.

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

KARYOPHARM THERAPEUTICS INC.

Date: November 10, 2014	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 10, 2014	By:	/s/ JUSTIN A. RENZ
Justin A. Renz
Executive Vice President and Chief Financial Officer
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