Form 10-Q/A
period 2014-09-30
Karyopharm Therapeutics Inc.
filed 2014-11-14
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36167

Karyopharm Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3931704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Wells Avenue, 2nd Floor Newton, MA	02459
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The purpose of this Amendment No. 1 to Karyopharm Therapeutics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014 (the “Form 10-Q”), is solely to add references to Exhibit Nos. 10.1, 10.2 and 10.3 that were inadvertently omitted from the Form 10-Q.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File Number	Data of Filing	Exhibit Number	Herewith

10.1	Offer Letter, dated July 7, 2014, between Karyopharm Therapeutics Inc. and Mr. Justin Renz.	8-K	001-36167	August 8, 2014	10.1

10.2	Consulting Agreement, dated August 7, 2014, between Karyopharm Therapeutics Inc. and Mr. Paul Brannelly.	8-K	001-36167	August 8, 2014	10.2

10.3	Separation Agreement, dated August 7, 2014, between Karyopharm Therapeutics Inc. and Mr. Paul Brannelly.	8-K	001-36167	August 8, 2014	10.3

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36167	November 10, 2014	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36167	November 10, 2014	32.2

101.INS†	Instance Document
101.SCH†	Scheme Document
101.CAL†	Calculation Linkbase Document
101.DEF†	Definition Linkbase Document
101.LAB†	Labels Linkbase Document
101.PRE†	Presentation Linkbase Document

†XBRL information previously furnished on Karyopharm Therapeutics Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 14, 2014	By:	/s/ Michael Kauffman, M.D., Ph.D.
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2014	By:	/s/ Justin A. Renz
Justin A. Renz
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)