Form 10-Q
period 2015-03-31
Karyopharm Therapeutics Inc.
filed 2015-05-11
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015 there were 35,694,800 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$51,453	$150,609
Short-term investments	194,956	55,115
Prepaid expenses and other current assets	2,910	2,027

Total current assets	249,319	207,751
Property and equipment, net	3,282	2,754
Long-term investments	38,539	8,658
Other assets	500	774
Restricted cash	400	400

Total assets	$292,040	$220,337

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,957	$6,288
Accrued expenses	7,417	5,825
Deferred rent	200	126
Other current liabilities	128	62

Total current liabilities	14,702	12,301
Deferred rent, net of current portion	1,813	1,242

Total liabilities	16,515	13,543

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,687,196 and 32,699,380 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	439,914	345,166
Accumulated other comprehensive income (loss)	19	(29)
Accumulated deficit	(164,412)	(138,346)

Total stockholders’ equity	275,525	206,794

Total liabilities and stockholders’ equity	$292,040	$220,337

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, March 31,
	2015	2014
Contract and grant revenue	$—	$171

Operating expenses:
Research and development	20,751	10,979
General and administrative	5,399	2,904

Total operating expenses	26,150	13,883

Loss from operations	(26,150)	(13,712)
Other income (expense):
Interest income	141	18
Other expense	(58)	—

Total other income (expense), net	83	18

Net loss	$(26,067)	$(13,694)

Net loss per share applicable to common stockholders—basic and diluted	$(0.74)	$(0.46)

Weighted-average number of common shares outstanding used in net loss per share applicable to common stockholders—basic and diluted	35,317,181	29,606,683

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended, March 31,
	2015	2014
Net loss	$(26,067)	$(13,694)

Comprehensive income (loss):
Unrealized gain on investments	52	—
Foreign currency translation adjustments	(4)	—

Comprehensive loss	$(26,019)	$(13,694)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(26,067)	$(13,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	43
Net amortization of premiums and discounts on investments	231	—
Stock-based compensation expense	3,749	2,846
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(887)	(691)
Other assets	—	(967)
Accounts payable	268	1,533
Accrued expenses and other liabilities	1,701	383
Deferred revenue	—	(22)
Deferred rent	644	—

Net cash used in operating activities	(20,225)	(10,569)

Investing activities
Purchases of property and equipment	(178)	(125)
Increase in restricted cash	—	(400)
Proceeds from maturities of investments	15,000	—
Purchases of investments	(184,902)	—

Net cash used in investing activities	(170,080)	(525)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs	90,990	—
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	170	13

Net cash provided by financing activities	91,160	13
Effect of exchange rate on cash	(11)	—
Net decrease in cash and cash equivalents	(99,156)	(11,081)
Cash and cash equivalents at beginning of period	150,609	155,974

Cash and cash equivalents at end of period	$51,453	$144,893

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$486	$—

Vesting of restricted common stock	$43	$1

Deferred financing costs included in accounts payable	$160	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Basis of Consolidation

The consolidated financial statements at March 31, 2015 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), and the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company, formed in August 2014). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is expected to be effective for annual reporting periods (including interim reporting periods within those years) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-15 on its consolidated financial statements and related disclosures.

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, accounts payable and accrued expenses are carried in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2015 and December 31, 2014.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at March 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,676	$21,676	$—	$—
Corporate debt securities	10,014	—	10,014	—
Commercial paper	2,000	—	2,000	—
Investments	233,495	—	233,495	—

	$267,185	$21,676	$245,509	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$129,209	$129,209	$—	$—
Investments	63,773	—	63,773	—

	$192,982	$129,209	$63,773	$—

4. Investments

The following table summarizes the Company’s investments as of March 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Certificates of deposit	$15,000	$—	$—	$15,000
Corporate debt securities	106,536	10	(53)	106,493
Commercial paper	73,425	38	—	73,463
Non-current:
Corporate debt securities	31,205	39	(7)	31,237
U.S. government and agency securities	7,299	3	—	7,302

	$233,465	$90	$(60)	$233,495

The following table summarizes the Company’s investments as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Certificates of deposit	$15,000	$—	$—	$15,000
Corporate debt securities	10,144	1	(10)	10,135
Commercial paper	29,980	—	—	29,980
Non-current:
Corporate debt securities	5,122	1	(10)	5,113
U.S. government and agency securities	3,549	1	(5)	3,545

	$63,795	$3	$(25)	$63,773

At March 31, 2015 and December 31, 2014, the Company held forty-nine and eleven debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2015 and December 31, 2014 was $91,976 and $12,635, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of March 31, 2015 and December 31, 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	March 31, 2015	December 31, 2014
Laboratory equipment	4	$483	$434
Furniture and fixtures	5	186	95
Office and computer equipment	3	262	170
Construction in progress	—	50	92
Leasehold improvements	Lesser of useful life or lease term	2,931	2,457

		3,912	3,248
Less accumulated depreciation and amortization		(630)	(494)

		$3,282	$2,754

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Research and development costs	$5,880	$3,624
Payroll and employee-related costs	971	1,568
Professional fees	267	324
Other	299	309

	$7,417	$5,825

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at March 31, 2015 and 2014:

	March 31,
	2015	2014
Outstanding stock options	4,060,163	2,505,749
Unvested restricted stock	2,841	143,620

8. Stock-based Compensation

During 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”). In October 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering (“IPO”) in November 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the IPO, the number of shares of common stock that were reserved under the 2013 Plan was the sum of 969,696 shares plus 198,372, the number of shares available under the 2010 Plan. The number of shares reserved under the 2013 Plan is increased by the number of shares of common stock (up to a maximum of 2,126,377 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The 2013 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan. The annual increase will be added on the first day of each year beginning in 2014 and each subsequent anniversary until the expiration of the 2013 Plan, equal to the lowest of: (i) 1,939,393 shares of common stock, (ii) 4.0% of the number of shares of common stock outstanding and (iii) an amount determined by the board of directors. On January 1, 2015, the shares available under the 2013 Plan increased by 1,308,431 shares of common stock. No additional awards may be granted under the 2010 Plan.

Restricted stock

A summary of the Company’s unvested restricted stock as of March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

	Shares	Weighted- Average Purchase Price per Share
Unvested at December 31, 2014	4,262	$0.26
Vested	(1,421)	0.26

Unvested at March 31, 2015	2,841	$0.26

As of March 31, 2015, there was $86 of total unrecognized stock-based compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of 0.4 years.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,012,923	$16.65	8.7	$64,659
Granted	1,104,000	27.69
Exercised	(29,247)	5.80
Canceled	(27,513)	31.15

Outstanding at March 31, 2015	4,060,163	$19.63	8.8	$52,226

Exercisable at March 31, 2015	1,038,773	$7.29	7.7	$24,548

Vested and expected to vest at March 31, 2015	3,805,337	$13.03	8.8	$49,588

As of March 31, 2015, there was $48,337 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable six-month offering period or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, the Company’s shareholders approved 242,424 shares of the Company’s common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense related to ESPP of $33 and zero, respectively. As of March 31, 2015, 563,329 shares of the Company’s common stock remain available for issuance under the ESPP. As of March 31, 2015, there was $7 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to approximately September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, accordingly. The lease provides the Company with an allowance for improvements of $1,616, of which all was incurred through March 31, 2015, was deemed normal tenant improvements and is recorded as leasehold improvements and deferred rent, and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374, (approximately $403) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $224 and $47 for the three months ended March 31, 2015 and 2014, respectively.

10. Equity

In January 2015, the Company completed an underwritten offering of 2,950,000 shares of its common stock at a public offering price of $33.00 per share. The net proceeds received by the Company were $90,830 after deducting the underwriting discount and offering expenses payable by the Company.

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

OVERVIEW

We are a clinical-stage pharmaceutical company focused on the discovery and development of novel first-in-class drugs directed against nuclear transport targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on the understanding of the regulation of intracellular transport between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned novel, small molecule, Selective Inhibitor of Nuclear Export, or SINE™, compounds that inhibit the nuclear export protein XPO1. We have worldwide rights to these SINE™ compounds. Our lead drug candidate, selinexor (KPT-330), is a first-in-class, oral SINE™ compound. Selinexor functions by binding with the nuclear export protein XPO1 (also called CRM1), leading to the accumulation of tumor suppressor proteins in the cell nucleus, which subsequently reinitiates and amplifies their tumor suppressor function. This is believed to lead to the selective induction of apoptosis in cancer cells, while largely sparing normal cells. To date, we have administered selinexor to over 750 patients across Phase 1 and Phase 2 company-sponsored clinical trials in hematologic and solid tumor indications. Evidence of anti-cancer activity has been observed in many patients, and selinexor has been sufficiently well-tolerated to allow many of these patients to remain on therapy for prolonged periods, including several who have remained on study for over 12 months. In June 2014, we initiated a registration-directed clinical trial in older patients with acute myeloid leukemia, or AML; in November 2014, we initiated a registration-directed clinical trial in patients with Richter’s Transformation; and in December 2014, we initiated a registration-directed clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL. In the first half of 2015, we plan to initiate a clinical trial in patients with multiple myeloma that we intend to be registration-directed, and we plan to initiate a registration-directed clinical trial in liposarcoma in the second half of 2015. These registration-directed trials are designed to serve as the basis for an application seeking regulatory approval for selinexor in particular indications. To our knowledge, no other XPO1 inhibitors are in clinical development at the present time.

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

As of March 31, 2015, we had an accumulated deficit of $164.4 million. We had net losses of $26.1 million and $13.7 million for the three months ended March 31, 2015 and 2014, respectively. We have not generated any revenue to date from sales of any drugs.

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

There were no changes to the critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Contract and grant revenue	$—	$171	$(171)	(100)%
Operating expenses:
Research and development	20,751	10,979	9,772	89
General and administrative	5,399	2,904	2,499	86

Loss from operations	(26,150)	(13,712)	(12,438)	91
Other income, net	83	18	65	361

Net loss	$(26,067)	$(13,694)	$(12,373)	$90%

Contract and Grant Revenue. We recognized revenue in 2014 pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended March 31, 2015 and March 31, 2014 was not material to the financial statements.

Research and Development Expense. Research and development expense increased approximately $9.8 million to $20.8 million for the three months ended March 31, 2015 from approximately $11.0 million for the three months ended March 31, 2014. The increase is primarily related to:

•	an increase of approximately $7.4 million in clinical trial costs, primarily related to an increase of approximately $6.8 million in Contract Research Organization (“CRO”) costs and an increase of $0.7 million in costs related to the manufacture of selinexor, partially offset by a decrease of approximately $0.3 million in costs related to the manufacture of verdinexor,

•	an increase of approximately $2.6 million in personnel costs, primarily due to increased headcount and an increase of $1.2 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock, partially offset by a decrease of $0.6 million in consulting fees, primarily due to a decrease in stock-based compensation expense related to equity awards granted to consultants, and

•	an increase of approximately $0.3 million in preclinical efficacy and toxicology study costs.

General and Administrative Expense. General and administrative expense increased approximately $2.5 million to $5.4 million for the three months ended March 31, 2015 from approximately $2.9 million for the three months ended March 31, 2014. The increase is primarily related to:

•	an increase of approximately $1.9 million in personnel costs, primarily due to increased headcount and an increase of approximately $1.4 million in stock-based compensation expense related to equity awards granted to personnel, primarily related to the higher fair value of our common stock,

•	an increase of approximately $0.2 million in occupancy expense, primarily related to higher costs associated with the rent expense for our leased facility in Newton, Massachusetts, and

•	an increase of approximately $0.2 million in donations and $0.2 in travel expenses.

Other Income (Expense), net. Other income (expense) was less than $0.1 million for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our initial public offering and follow-on offerings.

As of March 31, 2015, we had $285.3 million in cash, cash equivalents, restricted cash and investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at a public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(20,225)	$(10,569)
Net cash used in investing activities	(170,080)	(525)
Net cash provided by financing activities	91,160	13
Effect of exchange rate changes	(11)	—

Net decrease in cash and cash equivalents	$(99,156)	$(11,081)

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs related to selinexor.

Investing activities. The cash used in investing activities during the three months ended March 31, 2015 reflects an increase of $169.6 million. The increase was primarily due to purchases of approximately $184.9 million of investments offset by proceeds of approximately $15.0 million from maturities of investments during the three months ended March 31, 2015.

Financing activities. The cash provided by financing activities for the three months ended March 31, 2015 reflects an increase of $91.2 million. The increase was primarily due to net proceeds of approximately $91.0 million from the sale of common stock as part of a public offering of our common stock in January 2015, as well as an increase in proceeds from the exercise of stock options of $0.2 million.

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

We expect that our existing cash, cash equivalents, restricted cash and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. We expect to finish 2015 with greater than $200 million in cash, cash equivalents, restricted cash and investments. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $285.3 million as of March 31, 2015. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We do not believe our cash, cash equivalents, restricted cash and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in securities at one or more financial institutions that are in excess of federally insured limits. Give the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after reviewing and providing comments or advice on a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority, which trials we refer to as registration-directed clinical trials. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

To date, we have had limited discussions with the FDA and non-U.S. regulatory authorities regarding the design of our planned registration-directed clinical trials for selinexor. We commenced three such clinical trials of selinexor during 2014 and plan to initiate at least one registration-directed clinical trial in 2015. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such registration-directed clinical trial is being conducted and with respect to which we receive positive results and we may seek such approvals in other geographies. We cannot be certain that we will commence or complete these trials as anticipated and before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned registration-directed clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional Phase 1 or Phase 2 clinical trials that may be required prior to commencing our planned registration-directed clinical trials, or additional clinical trials following completion of our current and planned registration-directed clinical trials, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that the primary endpoint in any randomized registration-directed clinical trials of selinexor will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any registration-directed clinical trial that is not randomized may be different. For example, the primary endpoint of our randomized registration-directed clinical trial of selinexor in patients over 60 years of age with AML in first relapse, who are not candidates for intensive chemotherapy or transplantation, is overall survival. We have no clinical data in humans relating to the impact of selinexor on overall survival. We have no comparative clinical data between selinexor and standard or supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our registration-directed clinical trial of selinexor in patients with Richter’s Syndrome and DLBCL. These clinical trials will not be randomized against control arms as there are no generally accepted second-line treatments for Richter’s Syndrome or third-line treatments for DLBCL and, therefore, no available therapies to serve as a control arm for the trial. Consequently, the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates for Richter’s Syndrome or DLBCL, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

We are very early in our development efforts and have only one drug candidate in human clinical development. All of our other drug candidates are still in preclinical development. If we are unable to successfully develop and commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one drug candidate, selinexor, in clinical development. The success of selinexor and any of our other drug candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drugs for which we may obtain marketing approval;

•	launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others;

•	acceptance of the drugs, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for any approved drugs;

•	maintaining an acceptable safety profile of the drugs following approval;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining and growing an organization of scientists and business people, and possibly collaborators, who can develop and commercialize our drug candidates.

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

Our SINE™ compounds inhibit the nuclear export protein XPO1. We believe that no currently approved cancer treatments or current clinical-stage cancer drug candidates are selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus. Despite promising results to date in preclinical studies of selinexor that we have conducted and in Phase 1 and Phase 2 clinical trials of selinexor conducted by us or our academic collaborators, we may not succeed in demonstrating safety and efficacy of SINE™ compounds in our current and future human clinical trials. Any drug candidates that we develop may not effectively prevent the exportation of tumor suppressor and/or growth regulatory proteins from the nucleus in humans with a particular form of cancer. If selinexor is unsuccessful in proving that drug candidates targeting the regulation of intracellular transport of XPO1 have commercial value or experiences significant delays in doing so, our business may be materially harmed and we may not be able to generate sufficient revenues to continue our business.

We may not be successful in our efforts to identify or discover additional potential drug candidates.

Part of our strategy involves identifying and developing drug candidates to build a pipeline of novel drug candidates. Our drug discovery efforts may not be successful in identifying compounds that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of our Phase 1 and Phase 2 clinical trials of selinexor to date are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	regulatory authorities or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations;

•	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, suspend ongoing clinical trials or abandon drug development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our drug candidates for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and

•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

Patient enrollment is affected by other factors, including:

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•	patient eligibility criteria for the study in question;

•	competing drugs in clinical development;

•	perceived risks and benefits of the drug candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

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

Our lead drug candidate selinexor is in clinical development and our other drug candidates are in preclinical development. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Also, even though selinexor has generally been well-tolerated by patients in our Phase 1 and Phase 2 clinical trials to date, in some cases there were adverse events, some of which were serious. The most common drug-related adverse events, or AEs, were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. A small percentage of patients have withdrawn from our clinical trials as a result of AEs. A small percentage of patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. To date, we have not entered into a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our drug candidates if and when they are approved, or enter into collaborations with respect to the sale and marketing of our drug candidates. We currently intend to establish a corporate infrastructure to enable us to independently market selinexor in North America and Western Europe.

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

We currently hold clinical trial liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our drug candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

As part of the drug discovery and development process, we have used spontaneously occurring pet dog cancers as a surrogate model for human malignancies. Dog lymphomas respond to chemotherapy in a manner similar to their human counterparts (human non-Hodgkin’s lymphomas) and display a comparable genetic profile. The anti-cancer activity of our drug candidate verdinexor (KPT-335) in a Phase 1 clinical trial in dogs with certain lymphomas provided support for our decision to move selinexor, our closely-related human drug candidate, into Phase 1 clinical trials. We conducted a Phase 2b clinical trial of verdinexor in dogs with newly-diagnosed or first time relapse lymphomas. We have received a Minor Use / Minor Species, or MUMS, designation from the Center for Veterinary Medicine of the FDA for the treatment of newly-diagnosed or after first relapse lymphomas in dogs with verdinexor. Our Phase 2b clinical trial was intended to support regulatory approval under the MUMS designation. We submitted and the FDA accepted the safety and effectiveness sections of a NADA for verdinexor. If verdinexor fails to shows adequate safety or efficacy or is not otherwise viewed positively or if verdinexor is not otherwise approved by the FDA for the treatment of lymphomas in dogs, this may raise questions regarding selinexor because we have used dog cancers as a surrogate model for human malignancies. In such an event, verdinexor’s clinical trial results may cause the FDA or non-U.S. regulatory authorities to require more information, including additional preclinical or clinical data to support approval of selinexor. If the results of the Phase 2b clinical trial of verdinexor fail to demonstrate safety and efficacy to the satisfaction of the FDA or are not otherwise viewed positively, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of verdinexor. In such an event, we also may not be able to realize our potential to generate revenue from the commercialization of verdinexor, either on our own or with a collaborator.

The business that we conduct outside the United States may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States, we conduct business outside the United States and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside the United States. In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

•	potentially reduced protection for intellectual property rights;

•	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

•	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act, or FCPA.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $26.1 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $164.4 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, or IPO, and two follow-on offerings of our common stock, including our most recent offering in January 2015. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as the topical formulation of selinexor, are in clinical development and our other drug candidates for the treatment of human disease are expected to begin clinical development in 2015 or are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our drug candidates;

•	identify additional drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	ultimately establish sales, marketing, manufacturing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our operations as a public company.

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

We are an early-stage company. We were incorporated in December 2008 and commenced operations in the first half of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-stage clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 1 and Phase 2 clinical trials and all of our other drug candidates for the treatment of human disease are in preclinical development. We have not yet demonstrated our ability to successfully complete any late-stage clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect that our existing cash, cash equivalents, restricted cash and investments will enable us to fund our operating expenses and capital expenditure requirements into 2018. Our future capital requirements will depend on many factors, including:

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

As has been widely reported, global credit and financial markets have experienced extreme disruptions over some of the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that any deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to Our Dependence on Third Parties

We expect to depend on third parties for certain aspects of the development, marketing and/or commercialization of our drug candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We intend to seek third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, while we currently plan to make regulatory filings and to commercialize and market selinexor in North America and Western Europe with respect to the potential approval of selinexor without a collaborator, we anticipate that we will seek to enter into a collaboration for marketing and commercialization of selinexor at the appropriate time in the future for other geographies. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selected SINE™ compounds for inflammatory conditions, viral disorders and wound healing. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The European Medicines Agency also requires us to comply with comparable standards. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely on third parties to conduct investigator-sponsored clinical trials of selinexor and our other drug candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to obtain regulatory approval for selinexor and our other drug candidates.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our drug candidates for preclinical studies and clinical trials under the guidance of members of our organization. We have engaged third-party manufacturers for drug substance and drug product (fill-and-finish) services. We do not have a long term supply agreement with any of these third-party manufacturers, and we purchase our required drug supplies on a purchase order basis.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our drug candidates for clinical trials and ultimately for commercial supply of any of these drug candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible failure of the third party to manufacture our drug candidate according to our specifications;

•	the possible failure of the third party to manufacture our drug candidate according to our schedule, or at all;

•	the possible misappropriation or disclosure by the third party or others of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, two patents have issued that relate to XPO1 inhibitors, including a composition of matter patent for selinexor in the United States, and their use in targeted therapeutics. We cannot be certain that any patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Competitors or commercial supply companies or others may infringe our patents and other intellectual property rights. For example, we are aware of a third party selling a version of our lead product candidate for research purposes, which may infringe our intellectual property rights. To counter such infringement, we may advise such companies of our intellectual property rights, including, in some cases, intellectual property rights that provide protection for our lead product candidates, and demand that they stop infringing those rights. Such demand may provide such companies the opportunity to challenge the validity of certain of our intellectual property rights, or the opportunity to seek a finding that their activities do not infringe our intellectual property rights. We may also be required to file infringement actions, which can be expensive and time-consuming. In an infringement proceeding, a defendant may assert and a court may agree with a defendant that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the intellectual property at issue. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Depending upon the timing, duration and conditions of FDA marketing approval, if any, of our drug candidates, one or more of our U.S. patents may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for one patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. The total patent term, including the extension period, may not exceed 14 years following FDA approval. Accordingly, the length of the extension, or the ability to even obtain an extension, depends on many factors.

In the United States, only a single patent can be extended for each qualifying FDA approval, and any patent can be extended only once and only for a single product. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Because both selinexor and verdinexor are protected by a single family of patents and applications, we may not be able to secure patent term extensions for both of these drug candidates in all jurisdictions where these drug candidates are approved, if ever.

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

Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.

Although we filed three intent to use applications with respect to our trademarks in the United States in August 2013, seven intent to use applications in the United States during September and October of 2014 and eight applications in Canada and the European community in April of 2015, only three of our trademarks have been registered with registration limited to the U.S. The remainder of our trademarks are not yet registered in the United States or other countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also not yet registered trademarks for any of our drug candidates in any jurisdiction, any such applications may not be allowed for registration, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates Other Legal Compliance Matters

We may not be able to obtain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation, grant of priority review status or breakthrough therapy status by the FDA is not assured and, in any event, may not actually lead to a faster development or regulatory review or approval process and, moreover, would not assure FDA approval of our product candidates.

We may be eligible for fast track designation, priority review or breakthrough therapy status for product candidates that we develop. If a product is intended for the treatment of a serious or life-threatening disease or condition and the product demonstrates the potential to address unmet medical needs for this disease or condition, the product sponsor may apply for FDA fast track designation. If a product offers major advances in treatment, the product sponsor may apply for FDA priority review status. Additionally, a product candidate may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate will be approved by the FDA.

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

Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

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

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States, has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of March 31, 2015, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

An active trading market for our common stock may not be sustained.

Although our common stock is listed on The NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for you to sell shares of our common stock without depressing the market price for the shares, or at all. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our drug candidates. Pending their use to fund our operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this report, we have not included, and will not include in our proxy statement, all of the executive compensation related information that would be required if we were not an emerging growth company.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We cannot predict with certainty the amount of additional costs we may incur to continue to operate as a public company, nor can we predict the timing of such costs. In addition, the rules and regulations applicable to public companies are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 35,687,196 shares outstanding as of March 31, 2015. Of such shares, at least 12.0 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 15.8 million shares of our common stock as of March 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). The use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception that may have resulted in ownership changes under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability prior to the expiration of our net operating loss and tax credit carryforwards.

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

As of March 31, 2015, we have used approximately $77.2 million of such net offering proceeds to fund the continued clinical development of our lead drug candidate, selinexor, the preclinical development of our drug candidates for anti-inflammatory, viral and wound-healing indications, the discovery, research and preclinical development of additional drug candidates and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on November 7, 2013.

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

KARYOPHARM THERAPEUTICS INC.

Date: May 11, 2015	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 11, 2015	By:	/s/ JUSTIN A. RENZ
Justin A. Renz
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Incorporated by Reference			Filed Herewith
			File Number	Date of Filing	Exhibit Number

10.1*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Michael Kauffman, M.D., Ph.D.	8-K	001-36167	1/23/2015	10.1

10.2*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Sharon Shacham, Ph.D., M.B.A.	8-K	001-36167	1/23/2015	10.2

10.3*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Justin Renz	8-K	001-36167	1/23/2015	10.3

10.4*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Christopher Primiano	10-K	001-36167	3/13/2015	10.21

10.5*	Amendment to Managing Director Agreement, dated February 15, 2015, by and between Karyopharm Europe GmbH and Ran Frenkel	10-K	001-36167	3/13/2015	10.22

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X
101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

*	Indicates management contract or compensatory plan.