Form 10-Q
period 2015-06-30
Karyopharm Therapeutics Inc.
filed 2015-08-10
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 35,711,150 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,231	$150,609
Short-term investments	196,955	55,115
Prepaid expenses and other current assets	4,066	2,027

Total current assets	225,252	207,751
Property and equipment, net	3,234	2,754
Long-term investments	34,407	8,658
Other assets	—	774
Restricted cash	400	400

Total assets	$263,293	$220,337

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,469	$6,288
Accrued expenses	9,333	5,825
Deferred rent	200	126
Other current liabilities	97	62

Total current liabilities	14,099	12,301
Deferred rent, net of current portion	1,867	1,242

Total liabilities	15,966	13,543

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,703,418 and 32,699,380 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	444,574	345,166
Accumulated other comprehensive loss	(143)	(29)
Accumulated deficit	(197,108)	(138,346)

Total stockholders’ equity	247,327	206,794

Total liabilities and stockholders’ equity	$263,293	$220,337

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contract and grant revenue	$150	$21	$150	$193
Operating expenses:
Research and development	27,006	13,159	47,757	24,138
General and administrative	6,157	3,310	11,556	6,214

Total operating expenses	33,163	16,469	59,313	30,352

Loss from operations	(33,013)	(16,448)	(59,163)	(30,159)
Other income:
Interest income	267	17	408	34
Other income (expense)	51	—	(7)	—

Total other income, net	318	17	401	34

Net loss	$(32,695)	$(16,431)	$(58,762)	$(30,125)

Net loss per share applicable to common stockholders—basic and diluted	$(0.92)	$(0.55)	$(1.65)	$(1.02)

Weighted-average number of common shares outstanding used in net loss per share applicable to common stockholders—basic and diluted	35,697,012	29,659,457	35,508,146	29,633,215

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(32,695)	$(16,431)	$(58,762)	$(30,125)

Comprehensive loss
Unrealized loss on investments	(94)	—	(42)	—
Foreign currency translation adjustments	(68)	—	(73)	—

Comprehensive loss	$(32,857)	$(16,431)	$(58,877)	$(30,125)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(58,762)	$(30,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	85
Net amortization of premiums and discounts on investments	816	—
Stock-based compensation expense	8,231	6,734
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,038)	(994)
Other assets	774	(645)
Accounts payable	(1,782)	1,685
Accrued expenses and other liabilities	3,446	629
Deferred revenue	—	(43)
Deferred rent	699	223

Net cash used in operating activities	(48,324)	(22,451)

Investing activities
Purchases of property and equipment	(774)	(449)
Increase in restricted cash	—	(400)
Proceeds from maturities of investments	41,069	—
Purchases of investments	(209,517)	—

Net cash used in investing activities	(169,222)	(849)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs	90,830	—
Issuance costs from the sale of common stock	—	(427)
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	347	60

Net cash provided by (used in) financing activities	91,177	(367)
Effect of exchange rate on cash	(9)	—
Net decrease in cash and cash equivalents	(126,378)	(23,667)
Cash and cash equivalents at beginning of period	150,609	155,974

Cash and cash equivalents at end of period	$24,231	$132,307

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$52	$—

Vesting of restricted common stock	$84	$77

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Basis of Consolidation

The consolidated financial statements at June 30, 2015 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018, with retrospective applicability to prior periods. The Company may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2014-15 to have a material impact on its consolidated financial statements, but it may impact the Company’s disclosures.

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2015 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, accounts payable and accrued expenses are carried in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2015 and December 31, 2014.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$11,470	$11,470	$—	$—
Corporate debt securities	2,151	—	2,151	—
Investments	231,362	—	231,362	—

	$244,983	$11,470	$233,513	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$129,209	$129,209	$—	$—
Investments	63,773	—	63,773	—

	$192,982	$129,209	$63,773	$—

4. Investments

The following table summarizes the Company’s investments as of June 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Certificates of deposit	$15,000	$—	$—	$15,000
Corporate debt securities	126,266	9	(63)	126,212
Commercial paper	55,719	24	—	55,743
Non-current:
Corporate debt securities (one to two years)	29,642	4	(39)	29,607
U.S. government and agency securities	4,799	1	—	4,800

	$231,426	$38	$(102)	$231,362

The following table summarizes the Company’s investments as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Certificates of deposit	$15,000	$—	$—	$15,000
Corporate debt securities	10,144	1	(10)	10,135
Commercial paper	29,980	—	—	29,980
Non-current:
Corporate debt securities	5,122	1	(10)	5,113
U.S. government and agency securities	3,549	1	(5)	3,545

	$63,795	$3	$(25)	$63,773

At June 30, 2015 and December 31, 2014, the Company held 64 and 11 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2015 and December 31, 2014 was $116,237 and $12,635, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of June 30, 2015 and December 31, 2014.

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

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	June 30, 2015	December 31, 2014
Laboratory equipment	4	$493	$434
Furniture and fixtures	5	238	95
Office and computer equipment	3	283	170
Construction in progress	—	52	92
Leasehold improvements	Lesser of useful life or lease term	2,952	2,457

		4,018	3,248
Less accumulated depreciation and amortization		(784)	(494)

		$3,234	$2,754

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Research and development costs	$6,837	$3,624
Payroll and employee-related costs	1,995	1,568
Professional fees	260	324
Other	241	309

	$9,333	$5,825

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2015	2014
Outstanding stock options	4,326,014	2,523,158
Unvested restricted stock	1,421	104,856

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

Restricted stock

A summary of the Company’s unvested restricted stock as of June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

	Shares	Weighted- Average Purchase Price per Share
Unvested at December 31, 2014	4,262	$0.26
Vested	2,841	0.26

Unvested at June 30, 2015	1,421	$0.26

As of June 30, 2015, there was $38 of total unrecognized stock-based compensation expense related to unvested restricted stock. The expense is expected to be recognized over a weighted average period of three months.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,012,923	$16.65	8.7	$64,659
Granted	1,466,500	27.93
Exercised	(37,225)	5.97
Canceled	(116,184)	27.45

Outstanding at June 30, 2015	4,326,014	$20.28	8.6	$41,482

Exercisable at June 30, 2015	1,230,409	$9.20	7.6	$23,324

Vested and expected to vest at June 30, 2015	4,063,224	$20.08	8.62	$39,629

As of June 30, 2015, there was $48,515 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 3.0 years.

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

For the six months ended June 30, 2015 and 2014, the Company withheld $125 and zero, respectively, from employees on an after tax basis related to the purchase of 5,403 and zero shares, respectively, of the Company’s common stock under the ESPP.

For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense related to the ESPP of $78 and zero, respectively. As of June 30, 2015, 557,926 shares of the Company’s common stock remain available for issuance under the ESPP. As of June 30, 2015, there was $75 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to approximately September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, accordingly. The lease provides the Company with an allowance for improvements of $1,616, of which all was incurred through June 30, 2015, was deemed normal tenant improvements and is recorded as leasehold improvements and deferred rent, and will be recorded as a reduction to rent expense ratably over the lease term. As of June 30, 2015, $568 related to the tenant improvement was included in prepaid expenses and other current assets. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374, (approximately $415) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $240 and $104 for the three months ended June 30, 2015 and 2014, respectively, and $464 and $151 for the six months ended June 30, 2015 and 2014, respectively.

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

OVERVIEW

We are a clinical-stage pharmaceutical company focused on the discovery and development of novel first-in-class drugs directed against nuclear transport targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on the understanding of the regulation of intracellular transport between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned novel, small molecule, Selective Inhibitor of Nuclear Export, or SINE™, compounds that inhibit the nuclear export protein XPO1. We have worldwide rights to these SINE™ compounds. Our lead drug candidate, selinexor (KPT-330), is a first-in-class, oral SINE™ compound. Selinexor functions by binding with the nuclear export protein XPO1 (also called CRM1), leading to the accumulation of tumor suppressor proteins in the cell nucleus, which subsequently reinitiates and amplifies their tumor suppressor function. This is believed to lead to the selective induction of apoptosis in cancer cells, while largely sparing normal cells. To date, we have administered selinexor to over 1,000 patients across Phase 1 and Phase 2 company-sponsored and investigator-sponsored clinical trials in hematologic and solid tumor indications. Evidence of anti-cancer activity has been observed in many patients, and selinexor has been sufficiently well-tolerated to allow many of these patients to remain on therapy for prolonged periods, including several who have remained on study for over 12 months.

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

As of June 30, 2015, we had an accumulated deficit of $197.1 million. We had net losses of $32.7 million and $16.4 million for the three months ended June 30, 2015 and 2014, respectively, and net losses of $58.8 million and $30.1 million for the six months ended June 30, 2015 and 2014, respectively. We have not generated any revenue to date from sales of any drugs.

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

Recent Developments

In July 2015, we amended the SOPRA study, our Phase 2 randomized clinical trial of single-agent, oral selinexor in older patients with acute myeloid leukemia, or AML, to reduce the dose from 55mg/m2 to a fixed dose of 60mg, which corresponds to approximately 35 mg/m2. Dosing will remain twice weekly. We implemented this change based on ongoing safety and tolerability evaluations in the SOPRA study, as well as maturing data from AML patients in the Phase 1 first-in-human clinical trial of selinexor.

The SOPRA study uses a two-to-one randomization of AML patients to selinexor or physician’s choice of therapy and we would expect to see twice as many cases of sepsis on the selinexor arm compared with the physician’s choice arm. As of the end of July 2015, there have been eight reports of sepsis in seven patients receiving 55 mg/m2 of selinexor on the SOPRA study, as compared with two reports of sepsis in two patients receiving physician’s choice on that study. Accordingly, the incidence of sepsis, which is often observed in patients with AML, appears to be higher in the patients receiving selinexor than a physician’s choice therapy. In addition, as our data are maturing, an apparent increase in the incidence of sepsis in patients with relapsed or refractory AML receiving high doses of selinexor twice weekly has been noted in our Phase 1 clinical trial in hematologic malignancies. Doses of 60mg twice weekly do not appear to be associated with any increase in sepsis or other infection-related events in patients with hematologic malignancies or solid tumors. The majority of the patients with AML in the Phase 1 study who showed a response to selinexor treatment, including patients with complete remissions, received selinexor at doses of approximately 60mg or below. As a result of the change in dose, we are now planning an interim assessment for the SOPRA study in mid-2016 with topline data expected in the fourth quarter of 2016.

In July 2015, we amended the protocol of SIRRT, our Phase 2 clinical study of single-agent, oral selinexor in patients with Richter’s transformation, an aggressive form of lymphoma, to include patients with newly diagnosed Richter’s transformation. There is no standard of care for patients with Richter’s transformation and these patients have an extremely poor prognosis. As a result of these factors, and in order to improve patient accrual, in consultation with key opinion leaders in the area, we determined that there was a compelling rationale to amend the SIRRT protocol to include patients who had not yet received chemotherapy to treat Richter’s transformation. We are now implementing the revised protocol across our SIRRT study sites in the United States and Europe.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Contract and grant revenue	$150	$21	$129	614%
Operating expenses:
Research and development	27,006	13,159	13,847	106
General and administrative	6,157	3,310	2,847	86

Loss from operations	(33,013)	(16,448)	(16,565)	101
Other income, net	318	17	301	1,771

Net loss	$(32,695)	$(16,431)	$(16,264)	$99%

Contract and Grant Revenue. We recognized revenue in 2014 and 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended June 30, 2015 and June 30, 2014 was not material to the financial statements.

Research and Development Expense. Research and development expense increased approximately $13.8 million to $27.0 million for the three months ended June 30, 2015 from approximately $13.2 million for the three months ended June 30, 2014. The increase is primarily related to:

•	an increase of approximately $9.5 million in clinical development costs, of which approximately $7.4 million pertained to selinexor, including increases of approximately $7.6 million in external clinical trial costs and approximately $1.6 million for manufacturing costs, and

•	an increase of approximately $3.1 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, and an increase of approximately $1.2 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.9 million in travel expenses due to increased support of our global clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $2.8 million to $6.2 million for the three months ended June 30, 2015 from approximately $3.3 million for the three months ended June 30, 2014. The increase is primarily related to:

•	an increase of approximately $1.9 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, and an increase of approximately $1.5 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.3 million in occupancy expense, primarily related to higher costs associated with the rent expense for our leased facility in Newton, Massachusetts, and

•	an increase of approximately $0.2 million in travel expenses.

Other Income (Expense), net. Other income (expense) increased approximately $0.3 million primarily due to increased interest income earned on higher investment account balances.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Contract and grant revenue	$150	$193	$(43)	(22)%
Operating expenses:
Research and development	47,757	24,138	23,619	98
General and administrative	11,556	6,214	5,342	86

Loss from operations	(59,163)	(30,159)	(29,004)	96
Other income, net	401	34	367	1079

Net loss	$(58,762)	$(30,125)	$(28,637)	$95%

Contract and Grant Revenue. We recognized revenue in 2014 and 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the six months ended June 30, 2015 and June 30, 2014 was not material to the financial statements.

Research and Development Expense. Research and development expense increased approximately $23.6 million to $47.8 million for the six months ended June 30, 2015 from approximately $24.1 million for the six months ended June 30, 2014. The increase is primarily related to:

•	an increase of approximately $16.9 million in clinical development costs, of which approximately $14.4 million pertained to selinexor, including increases of approximately $14.6 million in external clinical trial costs and approximately $1.6 million for manufacturing costs, and

•	an increase of approximately $5.8 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, and an increase of approximately $2.3 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $1.4 million in travel expenses due to increased support of our global clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $5.3 million to $11.6 million for the six months ended June 30, 2015 from approximately $6.2 million for the six months ended June 30, 2014. The increase is primarily related to:

•	an increase of approximately $3.7 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, and an increase of approximately $2.9 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.5 million in occupancy expense, primarily related to higher costs associated with the rent expense for our leased facility in Newton, Massachusetts, and

•	an increase of approximately $0.3 million in donations and $0.3 million in travel expenses.

Other Income (Expense), net. Other income (expense) increased approximately $0.4 million primarily due to increased interest income earned on higher investment account balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our public offerings of our common stock.

As of June 30, 2015, we had $256.0 million in cash, cash equivalents, restricted cash and investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at a public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(48,324)	$(22,451)
Net cash used in investing activities	(169,222)	(849)
Net cash provided by (used in) financing activities	91,177	(367)
Effect of exchange rate changes	(9)	—

Net decrease in cash and cash equivalents	$(126,378)	$(23,667)

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs related to selinexor.

Investing activities. The cash used in investing activities during the six months ended June 30, 2015 reflects an increase of $168.4 million. The increase was primarily due to purchases of approximately $209.5 million of investments offset by proceeds of approximately $41.1 million from maturities of investments during the six months ended June 30, 2015.

Financing activities. The cash provided by financing activities for the six months ended June 30, 2015 reflects an increase of $91.5 million. The increase was primarily due to net proceeds of approximately $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015, as well as an increase in proceeds from the exercise of stock options of $0.3 million.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating plan and capital expenditure requirements into 2018. We expect to finish 2015 with greater than $200 million in cash, cash equivalents, restricted cash and investments. Our future capital requirements will depend on many factors, including:

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $256.0 million as of June 30, 2015. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have had limited discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, of which we have commenced four such clinical trials. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our SOPRA study, the clinical trial of selinexor in patients over 60 years of age with AML in first relapse, who are not candidates for intensive chemotherapy or transplantation, is overall survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL, SIRRT and STORM studies, the clinical trials of selinexor in patients with DLBCL, Richter’s transformation and multiple myeloma, respectively. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

We may seek approval from the FDA or comparable non-U.S. regulatory authorities to use accelerated development pathways for our product candidates. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that we contemplate and that would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if we are able to use an accelerated approval pathway, it may not lead to expedited approval of our product candidates.

Under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints. There can also be no assurance that we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all.

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of our product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, or we fail to conduct any required post approval trial of our product candidate with due diligence, or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Our lead drug candidate selinexor is in clinical development and our other drug candidates are in preclinical development. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Also, even though selinexor has generally been well-tolerated by patients in our Phase 1 and Phase 2 clinical trials to date, in some cases there were adverse events, some of which were serious. The most common drug-related adverse events, or AEs, were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. We also noted on increase in the rates of sepsis in patients with acute myeloid leukemia, or AML, who received high doses of selinexor, typically 100 mg or higher. A small percentage of patients have withdrawn from our clinical trials as a result of AEs. A small percentage of patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. To date, we have not entered into a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our drug candidates if and when they are approved, or enter into collaborations with respect to the sale and marketing of our drug candidates. We currently intend to establish a corporate infrastructure to enable us to market selinexor in North America and Western Europe.

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

Since inception, we have incurred significant operating losses. Our net loss was $58.8 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $197.1 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, or IPO, and two follow-on offerings of our common stock, including our most recent offering in January 2015. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as the topical formulation of selinexor, are in clinical development and our other drug candidates for the treatment of human disease are expected to begin clinical development in 2015 or are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Existing laws and future legislation may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

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

More recently, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA.

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

As of June 30, 2015, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 35,703,418 shares outstanding as of June 30, 2015. Of such shares, at least 12.0 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 15.8 million shares of our common stock as of June 30, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

As of June 30, 2015, we have used approximately $105.5 million of such net offering proceeds to fund the continued clinical development of our lead drug candidate, selinexor, the preclinical development of our drug candidates for anti-inflammatory, viral and wound-healing indications, the discovery, research and preclinical development of additional drug candidates and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on November 7, 2013.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 10, 2015	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 10, 2015	By:	/s/ JUSTIN A. RENZ
Justin A. Renz
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit		Form	Incorporated by Reference			Filed
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1*	Offer Letter, dated June 7, 2015, between the Registrant and Ran Frenkel	8-K	001-36167	6/10/2015	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

*	Indicates management contract or compensatory plan.