Form 10-Q
period 2015-09-30
Karyopharm Therapeutics Inc.
filed 2015-11-09
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015 there were 35,732,213 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,499	$150,609
Short-term investments	151,738	55,115
Prepaid expenses and other current assets	3,107	2,027

Total current assets	198,344	207,751
Property and equipment, net	3,660	2,754
Long-term investments	34,430	8,658
Other assets	52	774
Restricted cash	485	400

Total assets	$236,971	$220,337

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,568	$6,288
Accrued expenses	9,469	5,825
Deferred rent	200	126
Other current liabilities	203	62

Total current liabilities	14,440	12,301
Deferred rent, net of current portion	1,939	1,242

Total liabilities	16,379	13,543

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,711,950 and 32,699,380 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	448,095	345,166
Accumulated other comprehensive loss	(26)	(29)
Accumulated deficit	(227,481)	(138,346)

Total stockholders’ equity	220,592	206,794

Total liabilities and stockholders’ equity	$236,971	$220,337

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract and grant revenue	$75	$21	$225	$214
Operating expenses:
Research and development	25,923	15,951	73,680	40,089
General and administrative	4,762	3,814	16,318	10,028

Total operating expenses	30,685	19,765	89,998	50,117

Loss from operations	(30,610)	(19,744)	(89,773)	(49,903)
Other income (expense):
Interest income	239	20	647	54
Other expense	(2)	—	(9)	—

Total other income (expense), net	237	20	638	54

Net loss	$(30,373)	$(19,724)	$(89,135)	$(49,849)

Net loss per share—basic and diluted	$(0.85)	$(0.61)	$(2.51)	$(1.63)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	35,708,739	32,558,646	35,575,745	30,619,074

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(30,373)	$(19,724)	$(89,135)	$(49,849)

Comprehensive income (loss)
Unrealized gain on investments	110	—	68	—
Foreign currency translation adjustments	8	—	(65)	—

Comprehensive loss	$(30,255)	$(19,724)	$(89,132)	$(49,849)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(89,135)	$(49,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	191
Net amortization of premiums and discounts on investments	1,343	—
Loss on disposal of fixed assets	—	50
Stock-based compensation expense	11,713	9,649
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,080)	(2,233)
Other assets	774	(645)
Accounts payable	(2,099)	362
Accrued expenses and other liabilities	3,602	2,601
Deferred revenue	—	(65)
Deferred rent	771	1,259

Net cash used in operating activities	(73,654)	(38,680)

Investing activities
Purchases of property and equipment	(911)	(2,735)
Increase in restricted cash	(85)	(400)
Proceeds from maturities of investments	138,804	—
Purchases of investments	(262,474)	—

Net cash used in investing activities	(124,666)	(3,135)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs	90,830	112,837
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	386	135

Net cash provided by financing activities	91,216	112,972
Effect of exchange rate on cash	(6)	—

Net (decrease) increase in cash and cash equivalents	(107,110)	71,157
Cash and cash equivalents at beginning of period	150,609	155,974

Cash and cash equivalents at end of period	$43,499	$227,131

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$505	$—

Vesting of restricted common stock	$111	$97

Deferred financing costs in accrued expenses	$52	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2015 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018, with retrospective applicability to prior periods. The Company may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2015 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at September 30, 2015 and December 31, 2014.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$9,232	$9,232	$—	$—
Commercial paper	4,998	—	4,998	—
Investments:
Current:
Corporate debt securities	111,239	—	111,239	—
Commercial paper	40,498	—	40,498	—
Non-current:
Corporate debt securities (one to two years)	33,430	—	33,430	—
U.S. government and agency securities	1,001	—	1,001	—

	$200,398	$9,232	$191,166	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$129,209	$129,209	$—	$—
Investments:
Current:
Certificates of deposit	15,000	—	15,000	—
Corporate debt securities	10,135		10,135
Commercial paper	29,980	—	29,980	—
Non-current:
Corporate debt securities (one to two years)	5,113	—	5,113	—
U.S. government and agency securities	3,545	—	3,545	—

	$192,982	$129,209	$63,773	$—

4. Investments

The following table summarizes the Company’s investments as of September 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$111,232	$30	$(23)	$111,239
Commercial paper	40,465	33	—	40,498
Non-current:
Corporate debt securities (one to two years)	33,426	27	(23)	33,430
U.S. government and agency securities	1,000	1	—	1,001

	$186,123	$91	$(46)	$186,168

The following table summarizes the Company’s investments as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Certificates of deposit	$15,000	$—	$—	$15,000
Corporate debt securities	10,144	1	(10)	10,135
Commercial paper	29,980	—	—	29,980
Non-current:
Corporate debt securities (one to two years)	5,122	1	(10)	5,113
U.S. government and agency securities	3,549	1	(5)	3,545

	$63,795	$3	$(25)	$63,773

At September 30, 2015 and December 31, 2014, the Company held 45 and 11 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2015 and December 31, 2014 was $78,779 and $12,635, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of September 30, 2015 or December 31, 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.

Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss or has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	September 30, 2015	December 31, 2014
Laboratory equipment	4	$538	$434
Furniture and fixtures	5	322	95
Office and computer equipment	3	360	170
Construction in progress	—	—	92
Leasehold improvements	Lesser of useful life or lease term	3,391	2,457

		4,611	3,248
Less accumulated depreciation and amortization		(951)	(494)

		$3,660	$2,754

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Research and development costs	$6,517	$3,624
Payroll and employee-related costs	2,083	1,568
Professional fees	492	324
Other	377	309

	$9,469	$5,825

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2015	2014
Outstanding stock options	4,511,561	2,942,927
Unvested restricted stock	—	78,015

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

Restricted stock

A summary of the Company’s unvested restricted stock as of September 30, 2015 and changes during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Purchase Price per Share
Unvested at December 31, 2014	4,262	$0.26
Vested	(4,262)	0.26

Unvested at September 30, 2015	—	$—

As of September 30, 2015, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,012,923	$16.65	8.7	$64,659
Granted	1,756,800	26.25
Exercised	(45,757)	5.71
Canceled	(212,405)	29.01

Outstanding at September 30, 2015	4,511,561	$19.91	8.5	$11,521

Exercisable at September 30, 2015	1,428,600	$11.05	7.5	$7,721

Vested and expected to vest at September 30, 2015	4,246,328	$19.74	8.4	$11,115

As of September 30, 2015, there was $43,809 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted average period of 2.9 years.

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

For the nine months ended September 30, 2015 and 2014, the Company withheld $125 and zero, respectively, from employees on an after tax basis related to the purchase of 5,403 and zero shares, respectively, of the Company’s common stock under the ESPP.

For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense related to the ESPP of $130 and $50, respectively. As of September 30, 2015, 557,926 shares of the Company’s common stock remain available for issuance under the ESPP. As of September 30, 2015, there was $16 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, accordingly. The lease provides the Company with an allowance for improvements of $1,616, of which all was incurred through September 30, 2015, was deemed normal tenant improvements and is recorded as leasehold improvements and deferred rent, and will be recorded as a reduction to rent expense ratably over the lease term. As of September 30, 2015, $568 related to the tenant improvement was included in prepaid expenses and other current assets. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374, (approximately $420) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $299 and $197 for the three months ended September 30, 2015 and 2014, respectively, and $763 and $349 for the nine months ended September 30, 2015 and 2014, respectively.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC, on March 13, 2015, or the 2014 Form 10-K, and other filings with the SEC.

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

OVERVIEW

We are a clinical-stage pharmaceutical company focused on the discovery and development of novel first-in-class drugs directed against nuclear transport targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on the understanding of the regulation of intracellular transport between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned novel, small molecule, Selective Inhibitor of Nuclear Export, or SINE™, compounds that inhibit the nuclear export protein XPO1. We have worldwide rights to these SINE™ compounds. Our lead drug candidate, selinexor (KPT-330), is a first-in-class, oral SINE™ compound. Selinexor functions by binding with the nuclear export protein XPO1 (also called CRM1), leading to the accumulation of tumor suppressor proteins in the cell nucleus, which subsequently reinitiates and amplifies their tumor suppressor function. This is believed to lead to the selective induction of apoptosis in cancer cells, while largely sparing normal cells. To date, we have administered selinexor to over 1,200 patients across Phase 1 and Phase 2 company-sponsored and investigator-sponsored clinical trials in hematologic and solid tumor indications. Evidence of anti-cancer activity has been observed in many patients, and selinexor has been sufficiently well-tolerated to allow many of these patients to remain on therapy for prolonged periods, including several who have remained on study for over 12 months.

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

As of September 30, 2015, we had an accumulated deficit of $227.5 million. We had net losses of $30.4 million and $19.7 million for the three months ended September 30, 2015 and 2014, respectively, and net losses of $89.1 million and $49.9 million for the nine months ended September 30, 2015 and 2014, respectively. We have not generated any revenue to date from sales of any drugs.

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

There were no changes to the critical accounting policies we identified in the 2014 Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2014 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Contract and grant revenue	$75	$21	$54	257%
Operating expenses:
Research and development	25,923	15,951	9,972	63
General and administrative	4,762	3,814	948	25

Loss from operations	(30,610)	(19,744)	(10,866)	55
Other income, net	237	20	217	1,085

Net loss	$(30,373)	$(19,724)	$(10,649)	54%

Contract and Grant Revenue. We recognized revenue in 2014 and 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended September 30, 2015 and September 30, 2014 was not material to the financial statements.

Research and Development Expense. Research and development expense increased approximately $10.0 million to $25.9 million for the three months ended September 30, 2015 from approximately $16.0 million for the three months ended September 30, 2014. The increase is primarily related to:

•	an increase of approximately $6.2 million in clinical development costs, of which approximately $4.0 million pertained to selinexor, which included increases of approximately $4.6 million in external clinical trial costs, partially offset by decreases of approximately $0.6 million for manufacturing costs, and approximately $2.2 million pertained to our other pipeline programs, and

•	an increase of approximately $3.0 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, which includes an increase of approximately $0.9 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.5 million in travel expenses due to increased support of our global clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $1.0 million to $4.8 million for the three months ended September 30, 2015 from approximately $3.8 million for the three months ended September 30, 2014. The increase is primarily related to:

•	an increase of approximately $1.1 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, which includes an increase of approximately $0.4 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.2 million in occupancy expense, primarily related to higher costs associated with the rent expense for our leased facility in Newton, Massachusetts, and

•	an increase of approximately $0.1 million in professional fees, and

•	partially offset by a decrease of approximately $0.6 million in consulting expenses, which includes a decrease of approximately $0.3 million in consulting expenses, as well as a decrease of approximately $0.3 million in stock-based compensation expense related to equity awards granted to consultants.

Other Income (Expense), net. Other income (expense) increased approximately $0.2 million primarily due to increased interest income earned on higher investment account balances.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Contract and grant revenue	$225	$214	$11	5%
Operating expenses:
Research and development	73,680	40,089	33,591	84
General and administrative	16,318	10,028	6,290	63

Loss from operations	(89,773)	(49,903)	(39,870)	80
Other income, net	638	54	584	1,081

Net loss	$(89,135)	$(49,849)	$(39,286)	79%

Contract and Grant Revenue. We recognized revenue in 2014 and 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the nine months ended September 30, 2015 and September 30, 2014 was not material to the financial statements.

Research and Development Expense. Research and development expense increased approximately $33.6 million to $73.7 million for the nine months ended September 30, 2015 from approximately $40.1 million for the nine months ended September 30, 2014. The increase is primarily related to:

•	an increase of approximately $23.0 million in clinical development costs, of which approximately $18.1 million pertained to selinexor, which included increases of approximately $18.7 million in additional external clinical trial costs, partially offset by decreases of approximately $0.6 million for manufacturing costs, and approximately $4.9 million to our other pipeline programs, and

•	an increase of approximately $8.8 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, which includes an increase of approximately $3.4 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $1.9 million in travel expenses due to increased support of our global clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $6.3 million to $16.3 million for the nine months ended September 30, 2015 from approximately $10.0 million for the nine months ended September 30, 2014. The increase is primarily related to:

•	an increase of approximately $4.8 million in personnel-related costs, primarily due to increased headcount and corresponding additional compensation and benefit costs, which includes an increase of approximately $3.3 million in stock-based compensation expense related to equity awards granted to personnel, and

•	an increase of approximately $0.7 million in occupancy expense, primarily related to higher costs associated with the rent expense for our leased facility in Newton, Massachusetts, and

•	an increase of approximately $0.3 million in professional fees and $0.4 million in travel expenses.

•	a net decrease of approximately $0.3 million in consulting expenses, primarily due to an increase of $1.4 million in consulting expenses, offset by a decrease of approximately $1.7 million in stock-based compensation expense related to equity awards granted to consultants.

Other Income (Expense), net. Other income (expense) increased approximately $0.6 million primarily due to increased interest income earned on higher investment account balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our public offerings of our common stock.

As of September 30, 2015, we had $230.2 million in cash, cash equivalents, restricted cash and investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at a public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(73,654)	$(38,680)
Net cash used in investing activities	(124,666)	(3,135)
Net cash provided by financing activities	91,216	112,972
Effect of exchange rate changes	(6)	—

Net (decrease) increase in cash and cash equivalents	$(107,110)	$71,157

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is due to an increase in research and development expenses as we increased our clinical headcount as well as increased spending on external research and development costs related to selinexor.

Investing activities. The cash used in investing activities during the nine months ended September 30, 2015 reflects an increase of $121.5 million compared to the nine months ended September 30, 2014. The increase was primarily due to purchases of approximately $262.5 million of investments offset by proceeds of approximately $138.8 million from maturities of investments during the nine months ended September 30, 2015.

Financing activities. The cash provided by financing activities for the nine months ended September 30, 2015 reflects a decrease of $21.8 million compared to the nine months ended September 30, 2014. We had net proceeds of approximately $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015 and net proceeds of approximately $113.0 million from the sale of common stock as part of a public offering of our common stock in July 2014.

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

Contractual Obligations

There have been no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $230.2 million as of September 30, 2015. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and contract manufacturing organizations that are located in Canada and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The results to date in preclinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our SOPRA study, the clinical trial of selinexor in patients over 60 years of age with relapsed and/or refractory acute myeloid leukemia (AML) in first relapse, who are not candidates for intensive chemotherapy or transplantation, is overall survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our Selinexor Against Diffuse Aggressive Lymphoma (SADAL) study; our Selinexor In Initial or Relapsed/Refractory Richter’s Transformation (SIRRT) study and our Selinexor Treatment Of Refractory Myeloma (STORM) study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $227.5 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, or IPO, and two follow-on offerings of our common stock, including our most recent offering in January 2015. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as the topical formulation of selinexor, are in clinical development and our other drug candidates for the treatment of human disease are expected to begin clinical development in 2015 or are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We intend to seek third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, while we currently plan to make regulatory filings and to commercialize and market selinexor in North America and Western Europe with respect to the potential approval of selinexor without a collaborator, we anticipate that we will seek to enter into a collaboration for marketing and commercialization of selinexor at the appropriate time in the future for other geographies. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of our selected SINE™ compound for inflammatory, autoimmune and/or neurological conditions, viral disorders and wound healing. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Although we filed three intent to use applications with respect to our trademarks in the United States in August 2013, seven intent to use applications in the United States during September and October of 2014, one intent to use application in the United States in August 2015, and eight applications in Canada and the European community in April of 2015, only three of our trademarks have been registered in the United States, and five have been registered in the European community. Five other applications have been allowed in the United States. The remainder of our trademarks are not yet registered in the United States or other countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for selinexor in acute myeloid leukemia (AML), diffuse large B-cell lymphoma (DLBCL), including Richter’s transformation and multiple myeloma, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

As of September 30, 2015, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering in 2013. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 35,711,950 shares outstanding as of September 30, 2015. Of such shares, at least 12.0 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 15.8 million shares of our common stock as of September 30, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

As of September 30, 2015, we have used all of such net offering proceeds to fund the continued clinical development of our lead drug candidate, selinexor, the preclinical development of our drug candidates for anti-inflammatory, autoimmune and/or neurological, viral and wound-healing indications, the discovery, research and preclinical development of additional drug candidates and for working capital and other general corporate purposes. There was no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on November 7, 2013.

Item 5.	Other Information.

On November 5, 2015, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved a form of restricted stock unit agreement for use in connection with grants of restricted stock units (“RSUs”) under our 2013 Stock Incentive Plan. Such form of restricted stock unit agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference. On November 5, 2015, the Compensation Committee also approved an award of 30,000 RSUs to each of Justin A. Renz, our Executive Vice President and Chief Financial Officer, Ran Frenkel, our Executive Vice President, Worldwide Development Operations, and Christopher B. Primiano, our Senior Vice President, Corporate Development and General Counsel. The RSUs vest as to 50% of the original number of RSUs on November 5, 2016 (the “First Vesting Date”) and 50% of the original number of RSUs on November 5, 2017 (the “Second Vesting Date”), subject to acceleration upon termination of employment by us without cause. In the event that such officer’s employment is terminated by us without cause before the First Vesting Date, the number of RSUs that would have vested on the First Vesting Date will immediately vest in full on such officer’s date of termination. In the event that such officer’s employment is terminated by us without cause after the First Vesting Date but before the Second Vesting Date, 50% of the RSUs that would have vested on the Second Vesting Date will immediately vest in full on such officer’s date of termination.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 9, 2015	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 9, 2015	By:	/s/ JUSTIN A. RENZ
Justin A. Renz
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit		Form	Incorporated by Reference			Filed
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan.					X

10.2	Amended and Restated Letter Agreement, dated as of September 18, 2015, between the Registrant and Christopher B. Primiano.					X

10.3	Amendment to Managing Director Agreement, dated October 16, 2015, between Karyopharm Europe GmbH and Ran Frenkel.					X

10.4	Amendment to Consulting Agreement, dated September 1, 2015, between the Registrant and Mirza Consulting.					X

10.5	Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X