Form 10-Q
period 2016-03-31
Karyopharm Therapeutics Inc.
filed 2016-05-09
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016 there were 35,960,443 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$42,188	$58,358
Short-term investments	94,228	117,275
Prepaid expenses and other current assets	1,726	1,967

Total current assets	138,142	177,600
Property and equipment, net	3,343	3,483
Long-term investments	50,165	33,878
Restricted cash	485	482

Total assets	$192,135	$215,443

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,109	$3,808
Accrued expenses	8,652	11,023
Deferred rent	263	206
Other current liabilities	198	95

Total current liabilities	13,222	15,132
Deferred rent, net of current portion	1,877	1,946

Total liabilities	15,099	17,078
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,924,738 and 35,864,765 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	460,524	455,170
Accumulated other comprehensive income (loss)	94	(282)
Accumulated deficit	(283,586)	(256,527)

Total stockholders’ equity	177,036	198,365

Total liabilities and stockholders’ equity	$192,135	$215,443

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, March 31,
	2016	2015
Operating expenses:
Research and development	$21,795	$20,751
General and administrative	5,554	5,399

Total operating expenses	27,349	26,150

Loss from operations	(27,349)	(26,150)
Other income (expense):
Interest income	286	141
Other income (expense)	4	(58)

Total other income (expense), net	290	83

Net loss	$(27,059)	$(26,067)

Net loss per share—basic and diluted	$(0.75)	$(0.74)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	35,878,502	35,317,181

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended, March 31,
	2016	2015
Net loss	$(27,059)	$(26,067)

Comprehensive income (loss):
Unrealized gain on investments	343	52
Foreign currency translation adjustments	33	(4)

Comprehensive loss	$(26,683)	$(26,019)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended, March 31,
	2016	2015
Operating activities
Net loss	$(27,059)	$(26,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	136
Net amortization of premiums and discounts on investments	314	231
Stock-based compensation expense	5,158	3,749
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	243	(887)
Accounts payable	294	268
Accrued expenses and other liabilities	(2,282)	1,701
Deferred rent	(12)	644

Net cash used in operating activities	(23,165)	(20,225)
Investing activities
Purchases of property and equipment	(39)	(178)
Proceeds from maturities of investments	65,793	15,000
Purchases of investments	(59,003)	(184,902)

Net cash provided by (used in) investing activities	6,751	(170,080)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	90,990
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	196	170

Net cash provided by financing activities	196	91,160
Effect of exchange rate on cash	48	(11)
Net decrease in cash and cash equivalents	(16,170)	(99,156)
Cash and cash equivalents at beginning of period	58,358	150,609

Cash and cash equivalents at end of period	$42,188	$51,453

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$—	$486

Vesting of restricted common stock	$—	$43

Deferred financing costs included in accounts payable	$—	$160

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2016 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp., a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position or results of operations.

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2016 and December 31, 2015.

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

Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate debt securities and U.S. government agency securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following table presents information about the Company’s financial assets that have been measured at fair value at March 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$30,145	$30,145	$—	$—
Corporate debt securities	1,474	—	1,474	—
Investments:
Current:
Corporate debt securities	56,663	—	56,663	—
Commercial paper	36,564	—	36,564	—
U.S. government and agency securities	1,001	—	1,001	—
Non-current:
Corporate debt securities (one to two year maturity)	45,664	—	45,664	—
U.S. government and agency securities (one to two year maturity)	4,501	—	4,501	—

	$176,012	$30,145	$145,867	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$49,172	$49,172	$—	$—
Investments:
Current:
Corporate debt securities	86,447	—	86,447	—
Commercial paper	29,828	—	29,828	—
U.S. government and agency securities	1,000	—	1,000	—
Non-current:
Corporate debt securities (one to two year maturity)	33,878	—	33,878	—

	$200,325	$49,172	$151,153	$—

4. Investments

The following table summarizes the Company’s investments as of March 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$56,657	$27	$(21)	$56,663
Commercial paper	36,512	52	—	36,564
U.S. government and agency securities	1,000	1	—	1,001
Non-current:
Corporate debt securities (one to two year maturity)	45,570	105	(11)	45,664
U.S. government and agency securities (one to two year maturity)	4,500	1	—	4,501

	$144,239	$186	$(32)	$144,393

The following table summarizes the Company’s investments as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$86,515	$4	$(72)	$86,447
Commercial paper	29,808	20	—	29,828
U.S. government and agency securities	1,000	—	—	1,000
Non-current:
Corporate debt securities (one to two year maturity)	34,019	2	(143)	33,878

	$151,342	$26	$(215)	$151,153

At March 31, 2016 and December 31, 2015, the Company held 14 and 69 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2016 and December 31, 2015 was $26,457 and $117,851, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of March 31, 2016 or December 31, 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.

Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	March 31, 2016	December 31, 2015
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	361	322
Office and computer equipment	3	360	360
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,650	4,611
Less accumulated depreciation and amortization		(1,307)	(1,128)

		$3,343	$3,483

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Research and development costs	$6,650	$8,007
Payroll and employee-related costs	1,347	2,445
Professional fees	290	270
Other	365	301

	$8,652	$11,023

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31,
	2016	2015
Outstanding stock options	5,371,000	4,060,163
Unvested restricted stock	—	2,841
Unvested restricted stock units	495,400	—

8. Stock-based Compensation

During 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”). In October 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering (“IPO”) in November 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the IPO, the number of shares of common stock that were reserved under the 2013 Plan was the sum of 969,696 shares plus 198,372, the number of shares available under the 2010 Plan. The number of shares reserved under the 2013 Plan is increased by the number of shares of common stock (up to a maximum of 2,126,377 shares) subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The 2013 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan. The annual increase will be added on the first day of each year beginning in 2014 and each subsequent anniversary until the expiration of the 2013 Plan, equal to the lowest of: (i) 1,939,393 shares of common stock, (ii) 4.0% of the number of shares of common stock outstanding and (iii) an amount determined by the board of directors. On January 1, 2016, the shares available under the 2013 Plan increased by 1,434,490 shares of common stock. No additional awards may be granted under the 2010 Plan.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,443,317	$19.91	8.2	$15,598
Granted	1,086,900	6.75
Exercised	(56,020)	3.76
Canceled	(103,197)	19.93

Outstanding at March 31, 2016	5,371,000	$17.41	8.3	$10,632

Exercisable at March 31, 2016	1,999,796	$15.64	7.3	$6,344

Vested and expected to vest at March 31, 2016	5,216,707	$17.46	8.3	$10,432

As of March 31, 2016, there was $40,344 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive a specified number of shares of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company. The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2016:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	508,800	$17.39
Forfeited	(7,350)	17.91
Vested	(6,050)	17.91

Unvested at March 31, 2016	495,400	$17.38

The total expense related to RSUs for the three months ended March 31, 2016 and 2015 was $1,100 and $0, respectively. As of March 31, 2016, $6,579 of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a weighted- average period of 1.6 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable six-month offering period or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, the Company’s stockholders approved the reservation of 242,424 shares of the Company’s common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to the ESPP of $52 and $33, respectively. As of March 31, 2016, 537,908 shares of the Company’s common stock remain available for issuance under the ESPP. As of March 31, 2016, there was $17 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred through March 31, 2016. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374, (approximately $423) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $288 and $224 for the three months ended March 31, 2016 and 2015, respectively.

10. Equity

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may issue and sell, from time to time, through Cantor, shares of the Company’s common stock, up to an aggregate offering price of $50.0 million (the “Shares”).

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

In December 2015, the Company sold an aggregate of 121,314 shares under the Agreement, for net proceeds of approximately $1.5 million. As of April 30, 2016, the Company has not sold any additional shares under the agreement.

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

FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 15, 2016, and other filings with the SEC.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an orally administered agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, we have initiated multiple later-phase clinical trials to evaluate selinexor in hematological cancers and solid tumors. We have also initiated a double-blinded, placebo-controlled, randomized Phase 2/3 study of single-agent selinexor in liposarcoma and expect to initiate in the middle of 2016 a study of selinexor in combination with carfilzomib (Kyprolis®) and dexamethasone to treat multiple myeloma. We are preparing to establish the commercial infrastructure to support a potential launch of selinexor for hematologic indications in North America and Western Europe.

We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations primarily with the net proceeds from the private placements of our preferred stock and the net proceeds from our public offerings of our common stock.

As of March 31, 2016, we had an accumulated deficit of $283.6 million. We had net losses of $27.1 million and $26.1 million for the three months ended March 31, 2016 and 2015, respectively. We have not generated any revenue to date from the sales of any drugs.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our drug candidates;

•	identify additional drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control and scientific personnel;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our other operations as a public company.

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

There were no changes to the critical accounting policies we identified in the 2015 Form 10-K. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2015 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$21,795	$20,751	$1,044	5%
General and administrative	5,554	5,399	155	3%

Loss from operations	(27,349)	(26,150)	1,199	5%
Other income, net	290	83	207	249%

Net loss	$(27,059)	$(26,067)	$992	4%

Research and Development Expense. Research and development expense increased approximately $1.0 million to $21.8 million for the three months ended March 31, 2016 from approximately $20.8 million for the three months ended March 31, 2015. We expect research and development expense to remain consistent for the rest of the year. The increase is primarily related to:

•	an increase of $2.4 million in personnel costs, primarily due to increased headcount and an increase of $1.0 million in stock-based compensation expense related to equity awards granted to personnel;

•	an increase of approximately $0.4 million in selinexor clinical trial costs;

•	a decrease of $1.6 million in preclinical efficacy and toxicology study costs; and

•	a decrease of $0.3 million in consulting expense.

General and Administrative Expense. General and administrative expense increased approximately $0.2 million to $5.6 million for the three months ended March 31, 2016 from approximately $5.4 million for the three months ended March 31, 2015. We expect general and administrative expense to remain consistent for the rest of the year. The increase is primarily related to:

•	an increase of approximately $0.8 million in personnel costs, primarily due to increased headcount and an increase of approximately $0.5 million in stock-based compensation expense related to equity awards granted to personnel; and

•	a decrease of approximately $0.5 million in consulting and professional expense.

Other Income, net. Other income, net, increased by approximately $0.2 million to approximately $0.3 million for the three months ended March 31, 2016, from less than $0.1 million for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our public offerings of our common stock.

As of March 31, 2016, we had $187.1 million in cash, cash equivalents, restricted cash and short- and long-term investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

As of December 31, 2015, we commenced an “at-the-market” offering of our common stock, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. In December 2015, the Company sold an aggregate of 121,314 shares of common stock in this offering for net proceeds of approximately $1.5 million. As of April 30, 2016, we have not sold any additional shares under this controlled equity offering.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(23,165)	$(20,225)
Net cash provided by (used in) investing activities	6,751	(170,080)
Net cash provided by financing activities	196	91,160
Effect of exchange rate changes	48	(11)

Net decrease in cash and cash equivalents	$(16,170)	$(99,156)

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was driven primarily by an increase in our net loss adjusted for non-cash charges and changes in the components of working capital due to an increase in research and development expenses as we increased our research and development headcount and increased spending on external research and development costs related to selinexor.

Investing activities. The cash provided by investing activities during the three months ended March 31, 2016 reflects an increase of $176.8 million compared to the three months ended March 31, 2015. The increase was primarily related to an increase of $50.8 million in maturities of investments, combined with a decrease of $125.9 million in the purchase of investments.

Financing activities. The cash provided by financing activities for the three months ended March 31, 2016 reflects a decrease of $91.0 million compared to the three months ended March 31, 2015. We had net proceeds of approximately $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical trials of, and assuming positive results of our clinical trials and based on regulatory feedback, if and when we seek marketing approval for, selinexor and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and short- and long-term investments will enable us to fund our current operating plan and capital expenditure requirements into the middle of 2018. We expect to finish 2016 with greater than $120 million in cash, cash equivalents, restricted cash and investments. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $187.1 million as of March 31, 2016. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot commercialize drug candidates in the United States without first obtaining regulatory approval for the drug from the U.S. Food and Drug Administration, or FDA; similarly, we cannot commercialize drug candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if selinexor or another drug candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for selinexor in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of selinexor or any other drug candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for selinexor, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of selinexor, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize selinexor, we may not be able to generate sufficient revenues to continue our business.

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

Even if we are able to commercialize any drug candidates, the drugs may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In the United States, approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from the Congress and regulatory authorities of the pricing of pharmaceutical products. As a result, we might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we seek regulatory approval. Our ability to commercialize any drugs successfully will depend, in part, on the extent to which reimbursement for these drugs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products, if they are approved, by third-party payors.

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Accordingly, we cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

Since inception, we have incurred significant operating losses. Our net loss was $27.1 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $283.6 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, or IPO, and two follow-on offerings of our common stock, as well as an “at-the-market” offering, also known as a controlled equity offering, that we commenced in December 2015 and pursuant to which we may sell additional shares of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335) and KPT-8602, are in clinical development and our other drug candidates for the treatment of human disease are expected to begin clinical development in 2016 or are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Three of our trademarks are registered in the United States. We also have seven pending intent to use applications that we filed in 2014 and 2015. Six of those applications have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce, and one has been published for opposition. Outside the United States, we have five registrations in the European Union, and we filed two applications each in fourteen other jurisdictions. Some of those have proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, includes the following provisions of potential importance to our drug candidates:

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

Further, other legislative changes have been proposed and adopted since the PPACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug candidates for which marketing approval is obtained.

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

Drs. Kauffman and Shacham are married to each other. The separation or divorce of the couple in the future could adversely affect our business.

Dr. Kauffman, our Chief Executive Officer and member of our board of directors, and Dr. Shacham, our President and Chief Scientific Officer, are married to each other. They are two of our executive officers and are a vital part of our operations. If they were to become separated or divorced or could otherwise not amicably work with each other, one of them may decide to cease his or her employment with us or it could negatively impact our working environment. Alternatively, their work performance may not be satisfactory if they become preoccupied with issues relating to their personal situation. In these cases, our business could be materially harmed.

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

As of March 31, 2016, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 35,924,738 shares outstanding as of March 31, 2016. Of such shares, at least 12.0 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 12.1 million shares of our common stock as of March 31, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

KARYOPHARM THERAPEUTICS INC.

Date: May 9, 2016	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 9, 2016	By:	/s/ JUSTIN A. RENZ
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