Form 10-Q
period 2016-06-30
Karyopharm Therapeutics Inc.
filed 2016-08-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 there were 35,989,260 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$37,717	$58,358
Short-term investments	85,019	117,275
Prepaid expenses and other current assets	1,464	1,967

Total current assets	124,200	177,600
Property and equipment, net	3,170	3,483
Long-term investments	42,933	33,878
Restricted cash	483	482
Other assets	111	—

Total assets	$170,897	$215,443

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,063	$3,808
Accrued expenses	11,112	11,023
Deferred rent	269	206
Other current liabilities	79	95

Total current liabilities	15,523	15,132
Deferred rent, net of current portion	1,808	1,946

Total liabilities	17,331	17,078
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,989,260 and 35,864,765 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	467,168	455,170
Accumulated other comprehensive income (loss)	138	(282)
Accumulated deficit	(313,744)	(256,527)

Total stockholders’ equity	153,566	198,365

Total liabilities and stockholders’ equity	$170,897	$215,443

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract and grant revenue	$59	$150	$59	$150
Operating expenses:
Research and development	24,579	27,006	46,374	47,757
General and administrative	5,956	6,157	11,510	11,556

Total operating expenses	30,535	33,163	57,884	59,313

Loss from operations	(30,476)	(33,013)	(57,825)	(59,163)
Other income:
Interest income	329	267	615	408
Other income (expense)	(11)	51	(7)	(7)

Total other income, net	318	318	608	401

Net loss	$(30,158)	$(32,695)	$(57,217)	$(58,762)

Net loss per share—basic and diluted	$(0.84)	$(0.92)	$(1.59)	$(1.65)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	35,956,470	35,697,012	35,917,486	35,508,146

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(30,158)	$(32,695)	$(57,217)	$(58,762)

Comprehensive income (loss)
Unrealized gain (loss) on investments	64	(94)	407	(42)
Foreign currency translation adjustments	(20)	(68)	13	(73)

Comprehensive loss	$(30,114)	$(32,857)	$(56,797)	$(58,877)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(57,217)	$(58,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	292
Net amortization of premiums and discounts on investments	595	816
Stock-based compensation expense	11,563	8,231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	503	(2,038)
Other assets	(89)	774
Accounts payable	233	(1,782)
Accrued expenses and other liabilities	70	3,446
Deferred rent	(75)	699

Net cash used in operating activities	(44,059)	(48,324)
Investing activities
Purchases of property and equipment	(45)	(774)
Proceeds from maturities of investments	110,046	41,069
Purchases of investments	(87,033)	(209,517)

Net cash provided by (used in) investing activities	22,968	(169,222)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	90,830
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	436	347

Net cash provided by financing activities	436	91,177
Effect of exchange rate on cash	14	(9)
Net decrease in cash and cash equivalents	(20,641)	(126,378)
Cash and cash equivalents at beginning of period	58,358	150,609

Cash and cash equivalents at end of period	$37,717	$24,231

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$—	$52

Vesting of restricted common stock	$—	$84

Deferred financing costs included in accounts payable	$22	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2016 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2014-15 to have a material impact on its consolidated financial statements, but it may impact the Company’s disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company continues to evaluate the expected impact of this new guidance and available adoption methods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the provisions of the standard in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position or results of operations.

The Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2016 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2016 and December 31, 2015.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$27,213	$27,213	$—	$—
Investments:
Current:
Corporate debt securities	63,284	—	63,284	—
Commercial paper	20,733	—	20,733	—
U.S. government and agency securities	1,001	—	1,001	—
Non-current:
Corporate debt securities (one to two year maturity)	38,433	—	38,433	—
U.S. government and agency securities (one to two year maturity)	4,501	—	4,501	—

	$155,165	$27,213	$127,952	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$49,172	$49,172	$—	$—
Investments:
Current:
Corporate debt securities	86,447	—	86,447	—
Commercial paper	29,828	—	29,828	—
U.S. government and agency securities	1,000	—	1,000	—
Non-current:
Corporate debt securities (one to two year maturity)	33,878	—	33,878	—

	$200,325	$49,172	$151,153	$—

4. Investments

The following table summarizes the Company’s investments as of June 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$63,265	$31	$(12)	$63,284
Commercial paper	20,697	36	—	20,733
U.S. government and agency securities	1,000	1	—	1,001
Non-current:
Corporate debt securities (one to two year maturity)	38,273	160	—	38,433
U.S. government and agency securities (one to two year maturity)	4,500	1	—	4,501

	$127,735	$229	$(12)	$127,952

The following table summarizes the Company’s investments as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$86,515	$4	$(72)	$86,447
Commercial paper	29,808	20	—	29,828
U.S. government and agency securities	1,000	—	—	1,000
Non-current:
Corporate debt securities (one to two year maturity)	34,019	2	(143)	33,878

	$151,342	$26	$(215)	$151,153

At June 30, 2016 and December 31, 2015, the Company held 19 and 69 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2016 and December 31, 2015 was $25,406 and $117,851, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of June 30, 2016 or December 31, 2015.

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

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	June 30, 2016	December 31, 2015
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	361	322
Office and computer equipment	3	360	360
Leasehold improvements	Lesser of useful life or lease term	3,397	3,391

		4,656	4,611
Less accumulated depreciation and amortization		(1,486)	(1,128)

		$3,170	$3,483

6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Research and development costs	$8,193	$8,007
Payroll and employee-related costs	2,099	2,445
Professional fees	462	270
Other	358	301

	$11,112	$11,023

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted stock and restricted stock units, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2016	2015
Outstanding stock options	5,421,363	4,326,014
Unvested restricted stock	—	1,421
Unvested restricted stock units	479,000	—

8. Stock-based Compensation

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,443,317	$19.91	8.2	$15,598
Granted	1,268,400	7.00
Exercised	(62,001)	3.80
Canceled	(228,353)	16.88

Outstanding at June 30, 2016	5,421,363	$17.20	8.1	$4,986

Exercisable at June 30, 2016	2,324,861	$16.71	7.3	$4,104

Vested and expected to vest at June 30, 2016	5,080,019	$17.37	8.0	$4,943

As of June 30, 2016, there was $33,944 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.6 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company. The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2016:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	508,800	$17.39
Granted	25,000	8.06
Forfeited	(17,800)	17.91
Vested	(37,000)	11.25

Unvested at June 30, 2016	479,000	$17.36

The total expense related to RSUs for the six months ended June 30, 2016 and 2015 was $2,367 and $0, respectively. As of June 30, 2016, $5,421 of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a weighted-average period of 1.35 years.

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

For the six months ended June 30, 2016 and 2015, the Company withheld $235 and $125, respectively, from employees on an after tax basis related to the purchase of 29,724 and 5,403 shares, respectively, of the Company’s stock under the ESPP.

For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the ESPP of $116 and $78, respectively. As of June 30, 2016, 508,184 shares of the Company’s common stock remain available for issuance under the ESPP. As of June 30, 2016, there was $73 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred through June 30, 2016. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374 (approximately $414), through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $290 and $240 for the three months ended June 30, 2016 and 2015, respectively, and $579 and $464 for the six months ended June 30, 2016 and 2015, respectively.

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

In December 2015, the Company sold an aggregate of 121,314 shares under the Agreement, for net proceeds of approximately $1.5 million. As of July 31, 2016, the Company has not sold any additional shares under the Agreement.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an orally administered agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, we have initiated multiple later-phase clinical trials to evaluate selinexor in hematological cancers and solid tumors including the Phase 2b STORM study in multiple myeloma, the Phase 2 SOPRA study in acute myeloid leukemia (AML), the Phase 2b SADAL study in diffuse large B-cell lymphoma (DLBCL) and the Phase 2/3 SEAL study in liposarcoma. We expect to provide topline data for STORM in September 2016, interim analysis and topline data for SOPRA in late 2016 and mid-2017, respectively, topline data for SADAL in early 2017 and topline data for the Phase 2 portion of SEAL in mid-2017.. We are preparing to establish the commercial infrastructure to support a potential launch of selinexor for hematologic indications in North America and Western Europe.

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

As of June 30, 2016, we had an accumulated deficit of $313.7 million. We had net losses of $30.2 million and $32.7 million for the three months ended June 30, 2016 and 2015, respectively, and net losses of $57.2 million and $58.8 million for the six months ended June 30, 2016 and 2015, respectively. We have not generated any revenue to date from the sales of any drugs.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control and scientific personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our other operations as a public company.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Contract and grant revenue	$59	$150	$(91)	(61)%
Operating expenses:
Research and development	24,579	27,006	(2,427)	(9)%
General and administrative	5,956	6,157	(201)	(3)%

Loss from operations	(30,476)	(33,013)	2,537	8%
Other income, net	318	318	—	—%

Net loss	$(30,158)	$(32,695)	$2,537	8%

Contract and Grant Revenue. We recognized revenue in 2016 pursuant to a government grant agreement and in 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended June 30, 2016 and June 30, 2015 was not material to the financial statements.

Research and Development Expense. Research and development expense decreased approximately $2.4 million to $24.6 million for the three months ended June 30, 2016 from approximately $27.0 million for the three months ended June 30, 2015. We expect research and development expense to remain consistent for the rest of the year. The decrease is primarily related to:

•	an increase of $2.1 million in personnel costs, primarily due to increased headcount and an increase of $1.3 million in stock-based compensation expense related to equity awards granted to personnel;

•	a decrease of approximately $1.4 million in selinexor clinical trial costs;

•	a decrease of $1.5 million in preclinical efficacy and toxicology study costs; and

•	a decrease of $1.6 million in consulting expense.

General and Administrative Expense. General and administrative expense decreased approximately $0.2 million to $6.0 million for the three months ended June 30, 2016 from approximately $6.2 million for the three months ended June 30, 2015. We expect general and administrative expense to remain consistent for the rest of the year. The decrease is primarily related to:

•	an increase of approximately $0.9 million in personnel costs, primarily due to increased headcount and an increase of approximately $0.6 million in stock-based compensation expense related to equity awards granted to personnel;

•	a decrease of approximately $0.9 million in consulting and professional expense; and

•	a decrease of $0.2 million in occupancy, travel and other expense.

Other Income, net. Other income, net, remained unchanged for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Contract and grant revenue	$59	$150	$(91)	(61)%
Operating expenses:
Research and development	46,374	47,757	(1,383)	(3)%
General and administrative	11,510	11,556	(46)	—%

Loss from operations	(57,825)	(59,163)	1,338	2%
Other income, net	608	401	207	52%

Net loss	$(57,217)	$(58,762)	$1,545	3%

Contract and Grant Revenue. We recognized revenue in 2016 pursuant to a government grant agreement and in 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the six months ended June 30, 2016 and June 30, 2015 was not material to the financial statements.

Research and Development Expense. Research and development expense decreased approximately $1.4 million to $46.4 million for the six months ended June 30, 2016 from approximately $47.8 million for the six months ended June 30, 2015. We expect research and development expense to remain consistent for the rest of the year. The decrease is primarily related to:

•	an increase of $4.4 million in personnel costs, primarily due to increased headcount and an increase of $2.5 million in stock-based compensation expense related to equity awards granted to personnel;

•	a decrease of approximately $1.9 million in selinexor clinical trial costs;

•	a decrease of $3.1 million in preclinical efficacy and toxicology study costs; and

•	a decrease of $0.8 million in consulting and professional expense.

General and Administrative Expense. General and administrative decreased approximately $0.1 million to $11.5 million for the six months ended June 30, 2016 from approximately $11.6 million for the six months ended June 30, 2015. We expect general and administrative expense to remain consistent for the rest of the year. The decrease is primarily related to:

•	an increase of approximately $1.8 million in personnel costs, primarily due to increased headcount and an increase of approximately $1.1 million in stock-based compensation expense related to equity awards granted to personnel;

•	a decrease of approximately $1.5 million in consulting and professional expense; and

•	a decrease of $0.4 million in occupancy, travel and other expense.

Other Income, net. Other income, net, increased by approximately $0.2 million to approximately $0.6 million for the six months ended June 30, 2016, from $0.4 million for the six months ended June 30, 2015, due to increased interest income earned on investment account balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our public offerings of our common stock.

As of June 30, 2016, we had $166.2 million in cash, cash equivalents, restricted cash and short- and long-term investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

As of December 31, 2015, we commenced an “at-the-market” offering of our common stock, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. In December 2015, the Company sold an aggregate of 121,314 shares of common stock in this offering for net proceeds of approximately $1.5 million. As of July 31, 2016, we have not sold any additional shares under this “at-the-market” offering.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(44,059)	$(48,324)
Net cash provided by (used in) investing activities	22,968	(169,222)
Net cash provided by financing activities	436	91,177
Effect of exchange rate changes	14	(9)

Net decrease in cash and cash equivalents	$(20,641)	$(126,378)

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was driven primarily by a decrease in our net loss adjusted for non-cash charges and changes in the components of working capital due to a decrease in research and development expenses as we decreased costs related to preclinical toxicology and drug supply.

Investing activities. The cash provided by investing activities during the six months ended June 30, 2016 reflects an increase of $192.2 million compared to the six months ended June 30, 2015. The increase was primarily related to an increase of $69.0 million in maturities of investments, combined with a decrease of $122.5 million in the purchase of investments.

Financing activities. The cash provided by financing activities for the six months ended June 30, 2016 reflects a decrease of $90.7 million compared to the six months ended June 30, 2015. We had net proceeds of approximately $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015.

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $166.2 million as of June 30, 2016. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are early in our development efforts and have four drug candidates, selinexor, verdinexor, KPT-8602 and KPT-9274, in clinical development for treatment of human diseases. The success of these and any of our other drug candidates will depend on several factors, including the following:

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

Four of our drug candidates are in clinical development for treatment of human diseases and our other drug candidates for human diseases are in preclinical development. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Also, even though selinexor has generally been well-tolerated by patients in our Phase 1 and Phase 2 clinical trials to date, in some cases there were adverse events, some of which were serious. The most common drug-related adverse events, or AEs, were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. We also noted an increase in the rates of sepsis in patients with AML who received high doses of selinexor, typically 100mg or higher. A small percentage of patients have withdrawn from our clinical trials as a result of AEs. A small percentage of patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

As a result of these AEs or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market any drug candidates, which could prevent us from ever generating revenue from the sale of drugs or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound.

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

Since inception, we have incurred significant operating losses. Our net loss was $30.2 million for the three months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $313.7 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, two follow-on offerings of our common stock, and an “at-the-market” offering that we commenced in December 2015 and pursuant to which we may sell additional shares of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are an early-stage company. We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-stage clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 1 and Phase 2 clinical trials and all of our other drug candidates for the treatment of human disease are in early clinical development or preclinical development. We have not yet demonstrated our ability to successfully complete any late-stage clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is commercially available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 16 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Three of our trademarks are registered in the United States. We also have seven pending intent-to-use applications that we filed in 2014 and 2015, which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have five registrations in the European Union, and we filed two applications each in fourteen other jurisdictions. Several of those have proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. Currently, we are addressing one refusal in India. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for selinexor in AML, diffuse large B-cell lymphoma (DLBCL), including Richter’s transformation, and multiple myeloma, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

As of June 30, 2016, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 35,964,260 shares outstanding as of June 30, 2016. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of June 30, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

KARYOPHARM THERAPEUTICS INC.

Date: August 4, 2016	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 4, 2016	By:	/s/ JUSTIN A. RENZ
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