Form 10-Q
period 2016-09-30
Karyopharm Therapeutics Inc.
filed 2016-11-07
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016 there were 41,243,412 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$43,908	$58,358
Short-term investments	82,903	117,275
Prepaid expenses and other current assets	3,440	1,967

Total current assets	130,251	177,600
Property and equipment, net	2,991	3,483
Long-term investments	49,598	33,878
Restricted cash	484	482
Other assets	299	—

Total assets	$183,623	$215,443

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,193	$3,808
Accrued expenses	12,309	11,023
Deferred rent	275	206
Other current liabilities	175	95

Total current liabilities	14,952	15,132
Deferred rent, net of current portion	1,739	1,946

Total liabilities	16,691	17,078
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,724,003 and 35,864,765 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	506,125	455,170
Accumulated other comprehensive loss	(28)	(282)
Accumulated deficit	(339,169)	(256,527)

Total stockholders’ equity	166,932	198,365

Total liabilities and stockholders’ equity	$183,623	$215,443

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contract and grant revenue	$48	$75	$107	$225
Operating expenses:
Research and development	19,893	25,923	66,267	73,680
General and administrative	5,897	4,762	17,407	16,318

Total operating expenses	25,790	30,685	83,674	89,998

Loss from operations	(25,742)	(30,610)	(83,567)	(89,773)
Other income:
Interest income	311	239	926	647
Other income (expense)	6	(2)	(1)	(9)

Total other income, net	317	237	925	638

Net loss	$(25,425)	$(30,373)	$(82,642)	$(89,135)

Net loss per share—basic and diluted	$(0.69)	$(0.85)	$(2.28)	$(2.51)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	36,819,329	35,708,739	36,223,324	35,575,745

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(25,425)	$(30,373)	$(82,642)	$(89,135)

Comprehensive income (loss)
Unrealized gain (loss) on investments	(182)	110	225	68
Foreign currency translation adjustments	15	8	29	(65)

Comprehensive loss	$(25,592)	$(30,255)	$(82,388)	$(89,132)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(82,642)	$(89,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	457
Net amortization of premiums and discounts on investments	839	1,343
Stock-based compensation expense	17,157	11,713
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	412	(1,080)
Other assets	—	774
Accounts payable	(1,659)	(2,099)
Accrued expenses and other liabilities	1,101	3,602
Deferred rent	(138)	771

Net cash used in operating activities	(64,393)	(73,654)
Investing activities
Purchases of property and equipment	(45)	(911)
Increase in restricted cash	—	(85)
Proceeds from maturities of investments	140,719	138,804
Purchases of investments	(122,681)	(262,474)

Net cash provided by (used in) investing activities	17,993	(124,666)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	31,463	90,830
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	452	386

Net cash provided by financing activities	31,915	91,216
Effect of exchange rate on cash	35	(6)

Net decrease in cash and cash equivalents	(14,450)	(107,110)
Cash and cash equivalents at beginning of period	58,358	150,609

Cash and cash equivalents at end of period	$43,908	$43,499

Supplemental disclosure of non-cash financing activity
Property and equipment purchases included in accounts payable and accrued expenses	$—	$505

Vesting of restricted common stock	$—	$111

Deferred financing costs included in accounts payable	$40	$52

Deferred financing costs included in accrued expenses	$258	$—

Issuance of common stock in other current assets	$1,883	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2016 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company continues to evaluate the expected impact of this new guidance and available adoption methods.

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

The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2016 that had an effect on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at September 30, 2016 and December 31, 2015.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$15,864	$15,864	$—	$—
Investments:
Current:
Corporate debt securities	57,276	—	57,276	—
Commercial paper	24,626	—	24,626	—
U.S. government and agency securities	1,001	—	1,001	—
Non-current:
Corporate debt securities (one to two year maturity)	45,098	—	45,098	—
U.S. government and agency securities (one to two year maturity)	4,500	—	4,500	—

	$148,365	$15,864	$132,501	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$49,172	$49,172	$—	$—
Investments:
Current:
Corporate debt securities	86,447	—	86,447	—
Commercial paper	29,828	—	29,828	—
U.S. government and agency securities	1,000	—	1,000	—
Non-current:
Corporate debt securities (one to two year maturity)	33,878	—	33,878	—

	$200,325	$49,172	$151,153	$—

4. Investments

The following table summarizes the Company’s investments as of September 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$57,286	$19	$(29)	$57,276
Commercial paper	24,627	1	(2)	24,626
U.S. government and agency securities	1,000	1	—	1,001
Non-current:
Corporate debt securities (one to two year maturity)	45,052	77	(31)	45,098
U.S. government and agency securities (one to two year maturity)	4,500	—	—	4,500

	$132,465	$98	$(62)	$132,501

The following table summarizes the Company’s investments as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$86,515	$4	$(72)	$86,447
Commercial paper	29,808	20	—	29,828
U.S. government and agency securities	1,000	—	—	1,000
Non-current:
Corporate debt securities (one to two year maturity)	34,019	2	(143)	33,878

	$151,342	$26	$(215)	$151,153

At September 30, 2016 and December 31, 2015, the Company held 45 and 69 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2016 and December 31, 2015 was $70,518 and $117,851, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of September 30, 2016 or December 31, 2015.

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

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	September 30, 2016	December 31, 2015
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	361	322
Office and computer equipment	3	366	360
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,656	4,611
Less accumulated depreciation and amortization		(1,665)	(1,128)

		$2,991	$3,483

6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Research and development costs	$8,276	$8,007
Payroll and employee-related costs	2,764	2,445
Professional fees	650	270
Other	619	301

	$12,309	$11,023

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2016	2015
Outstanding stock options	5,557,752	4,511,561
Unvested restricted stock units	451,600	—

8. Stock-based Compensation

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,443,317	$19.91	8.2	$15,598
Granted	1,533,700	7.24
Exercised	(69,228)	3.88
Canceled	(350,037)	16.69

Outstanding at September 30, 2016	5,557,752	$16.81	7.94	$13,024

Exercisable at September 30, 2016	2,595,981	$17.10	7.12	$8,005

Vested and expected to vest at September 30, 2016	5,249,158	$17.03	7.85	$12,451

Total expense related to stock options for the nine months ended September 30, 2016 and 2015 was $13,758 and $11,470, respectively.

As of September 30, 2016, there was $30,671 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.47 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company. The following is a summary of RSU activity under the 2013 Stock Incentive Plan for the nine months ended September 30, 2016:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	508,800	$17.39
Granted	25,000	8.06
Forfeited	(42,500)	17.91
Vested	(39,700)	11.71

Unvested at September 30, 2016	451,600	$17.32

The total expense related to RSUs for the nine months ended September 30, 2016 and 2015 was $3,246 and $0, respectively. As of September 30, 2016, $4,193 of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a six-month offering period. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, the Company’s stockholders approved the reservation of 242,424 shares of the Company’s common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

For the nine months ended September 30, 2016 and 2015, the Company withheld $235 and $125, respectively, from employees on an after tax basis related to the purchase of 29,724 and 5,403 shares, respectively, of the Company’s stock under the ESPP.

For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the ESPP of $153 and $130, respectively. As of September 30, 2016, 508,184 shares of the Company’s common stock remain available for issuance under the ESPP. As of September 30, 2016, there was $17 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374 (approximately $420), through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $280 and $299 for the three months ended September 30, 2016 and 2015, respectively, and $859 and $763 for the nine months ended September 30, 2016 and 2015, respectively.

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

As of November 2, 2016, the Company had sold an aggregate of 5,365,228 Shares under the Agreement, for net proceeds of approximately $48.4 million. Of the $48.4 million of net proceeds, the Company received approximately $31.5 million in September 2016 from the sale of 3,527,599 of the Shares and approximately $15.4 million in October 2016 from the sale of 1,716,315 of the Shares. Approximately $1.9 million of the net proceeds we received in October 2016 were included in prepaid and other current assets as of September 30, 2016.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an orally administered agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, we have initiated multiple later-phase clinical trials to evaluate selinexor in hematological cancers and solid tumors, including the Phase 2 SOPRA (Selinexor in Older Patient with Relapsed/Refractory AML study in acute myeloid leukemia (AML), the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma and the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, which we previously announced that we are expanding. We plan to initiate a Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma in early 2017. We expect to provide topline data for the SADAL study in early 2017, topline data for the SOPRA study in mid-2017, topline data for the Phase 2 portion of the SEAL study in mid-2017 and topline data from the expanded cohort for the STORM study in early 2018. We are preparing to establish the commercial infrastructure to support a potential launch of selinexor for hematologic indications in North America and Western Europe.

We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations primarily with the net proceeds from the private placements of our preferred stock, the net proceeds from our public offerings of our common stock, and the net proceeds from our Controlled Equity Offering Sales Agreement.

As of September 30, 2016, we had an accumulated deficit of $339.2 million. We had net losses of $25.4 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively, and net losses of $82.6 million and $89.1 million for the nine months ended September 30, 2016 and 2015, respectively. We have not generated any revenue to date from the sales of any drugs.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Contract and grant revenue	$48	$75	$(27)	(36)%
Operating expenses:
Research and development	19,893	25,923	(6,030)	(23)%
General and administrative	5,897	4,762	1,135	24%

Loss from operations	(25,742)	(30,610)	4,868	16%
Other income, net	317	237	80	34%

Net loss	$(25,425)	$(30,373)	$4,948	16%

Contract and Grant Revenue. We recognized revenue in 2016 pursuant to a government grant agreement and in 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the three months ended September 30, 2016 and September 30, 2015 was not material to the financial statements.

Research and Development Expense. Research and development expense decreased approximately $6.0 million to $19.9 million for the three months ended September 30, 2016 from approximately $25.9 million for the three months ended September 30, 2015. We expect research and development expense for the remainder of the year to remain consistent with the level in the three months ended September 30, 2016. The decrease is primarily related to:

•	a decrease of approximately $3.7 million in clinical trial costs, of which $2.6 million relates to selinexor clinical trial costs;

•	a decrease of $1.4 million in preclinical efficacy and toxicology study costs;

•	a decrease of $1.1 million in discovery costs;

•	a decrease of $1.1 million in consulting expense;

•	partially offset by an increase of $1.5 million in personnel costs, primarily due to increased headcount and an increase of $0.6 million in stock-based compensation expense related to equity awards granted to personnel.

General and Administrative Expense. General and administrative expense increased approximately $1.1 million to $5.9 million for the three months ended September 30, 2016 from approximately $4.8 million for the three months ended September 30, 2015. We expect general and administrative expense for the remainder of the year to remain consistent with the level in the three months ended September 30, 2016. The increase is primarily related to:

•	an increase of approximately $0.6 million in personnel costs, primarily due to increased headcount and an increase of approximately $0.2 million in stock-based compensation expense related to equity awards granted to personnel; and

•	an increase of approximately $0.6 million in consulting and professional expense.

Other Income, net. Other income, net, increased approximately $0.1 million to $0.3 million from approximately $0.2 million for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Contract and grant revenue	$107	$225	$(118)	(52)%
Operating expenses:
Research and development	66,267	73,680	(7,413)	(10)%
General and administrative	17,407	16,318	1,089	7%

Loss from operations	(83,567)	(89,773)	6,206	7%
Other income, net	925	638	287	45%

Net loss	$(82,642)	$(89,135)	$6,493	7%

Contract and Grant Revenue. We recognized revenue in 2016 pursuant to a government grant agreement and in 2015 pursuant to a sponsored research agreement. Contract and grant revenue for the nine months ended September 30, 2016 and September 30, 2015 was not material to the financial statements.

Research and Development Expense. Research and development expense decreased approximately $7.4 million to $66.3 million for the nine months ended September 30, 2016 from approximately $73.7 million for the nine months ended September 30, 2015. The decrease is primarily related to:

•	a decrease of approximately $5.9 million in clinical trial costs, of which $4.5 million relates to selinexor clinical trial costs;

•	a decrease of $4.5 million in preclinical efficacy and toxicology study costs;

•	a decrease of $1.3 million in consulting and professional expense;

•	a decrease of $1.7 million in discovery expense;

•	partially offset by an increase of $6.7 million in personnel costs, primarily due to increased headcount and an increase of $3.3 million in stock-based compensation expense related to equity awards granted to personnel.

General and Administrative Expense. General and administrative expense increased approximately $1.1 million to $17.4 million for the nine months ended September 30, 2016 from approximately $16.3 million for the nine months ended September 30, 2015. The increase is primarily related to:

•	an increase of approximately $2.5 million in personnel costs, primarily due to increased headcount and an increase of approximately $1.3 million in stock-based compensation expense related to equity awards granted to personnel;

•	partially offset by a decrease of approximately $0.8 million in consulting and professional expense; and

•	a decrease of $0.5 million in occupancy, travel and other expense.

Other Income, net. Other income, net, increased by approximately $0.3 million to approximately $0.9 million for the nine months ended September 30, 2016, from $0.6 million for the nine months ended September 30, 2015, due to increased interest income earned on investment account balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our public offerings of our common stock, as well as the net proceeds from our Controlled Equity Offering Sales Agreement.

As of September 30, 2016, we had $176.9 million in cash, cash equivalents, restricted cash and short- and long-term investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at public offering price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us.

In December 2015, we commenced an “at-the-market” offering of our common stock, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. As of November 2, 2016, we had sold an aggregate of 5,365,228 shares pursuant to this at-the-market offering, for net proceeds of approximately $48.4 million. Of the $48.4 million of net proceeds, we received approximately $31.5 million in September 2016 and approximately $15.4 million in October 2016.

Based on the proceeds received from the “at-the-market” offering, including those received in October 2016, we expect to have cash to fund operations through the end of 2018.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(64,393)	$(73,654)
Net cash provided by (used in) investing activities	17,993	(124,666)
Net cash provided by financing activities	31,915	91,216
Effect of exchange rate changes	35	(6)

Net decrease in cash and cash equivalents	$(14,450)	$(107,110)

Operating activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was driven primarily by a decrease in our net loss adjusted for non-cash charges and changes in the components of working capital due to a decrease in research and development expenses as we decreased costs related to preclinical toxicology and drug supply.

Investing activities. The cash provided by investing activities during the nine months ended September 30, 2016 reflects an increase of $142.7 million compared to the nine months ended September 30, 2015. The increase was primarily related to an increase of $1.9 million in maturities of investments, combined with a decrease of $139.8 million in the purchase of investments.

Financing activities. The cash provided by financing activities for the nine months ended September 30, 2016 reflects a decrease of $59.3 million compared to the nine months ended September 30, 2015. We had net proceeds of approximately $31.5 from the sale of common stock as part of the “at-the-market” offering in September 2016 and net proceeds of approximately $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015.

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

With the approximately $46.9 million of net proceeds from our sales of common stock during September and October 2016 pursuant to the at-the-market offering, we now expect that our existing cash, cash equivalents and short- and long-term investments will enable us to fund our current operating plan and capital expenditure requirements through the end of 2018. We expect to finish 2016 with greater than $170.0 million in cash, cash equivalents, restricted cash and investments. Our future capital requirements will depend on many factors, including:

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $176.9 million as of September 30, 2016. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials and interim results of a clinical trial are not necessarily indicative of final results. For example, we recently released top-line interim results from our Selinexor Treatment of Refractory Myeloma (STORM) study. While we believe the results we have observed to date are positive, there can be no assurance that further analysis will confirm our initial observations regarding this interim data or that data from the planned expansion of our STORM study will reflect similar results.

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

To date, we have had fairly limited discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, of which we have commenced five such clinical trials. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our SOPRA study, the clinical trial of selinexor in patients over 60 years of age with relapsed and/or refractory acute myeloid leukemia (AML) in first relapse, who are not candidates for intensive chemotherapy or transplantation, is overall survival. Similarly, the primary endpoint of our SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, is progression free survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our Selinexor Against Diffuse Aggressive Lymphoma (SADAL) study; our Selinexor In Initial or Relapsed/Refractory Richter’s Transformation (SIRRT) study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

We are early in our development efforts and have four drug candidates, selinexor, verdinexor, KPT-8602 and KPT-9274, in clinical development for treatment of human diseases. The success of these and any of our other drug candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;

•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drugs for which we may obtain marketing approval;

•	launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others;

•	acceptance of the drugs, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for any approved drugs;

•	maintaining an acceptable safety profile of the drugs following approval;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining and growing an organization of scientists and business people, and possibly collaborators, who can develop and commercialize our drug candidates.

Delays in the achievement of, or failure to achieve, any of the items described above could delay or disrupt our development plans for our drug candidates. For example, following the completion of a Phase 1 study of verdinexor in healthy human volunteers that we conducted in Australia, we recently filed an IND to evaluate verdinexor for the treatment of influenza. The FDA has responded with a request for additional information. While we believe the FDA will find our response satisfactory, there can be no such assurance or assurance that our IND for verdinexor will ultimately be accepted.

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

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. Assuming positive results from our expanded STORM study and remaining unmet medical need, we intend to use the data from the expanded study to support a request that the FDA consider granting accelerated approval for selinexor in penta-refractory multiple myeloma. The FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Although we are not aware of any experimental therapies currently being evaluated in patients with penta-refractory multiple myeloma or any experimental or approved therapies showing activity in these patients, such therapies may exist at the time the FDA acts on any request we may make for accelerated approval, which could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the submission of an NDA by us, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval if data from our Phase 2b STORM study support such an application, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

There can also be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints, or that we will decide to pursue or submit a New Drug Application, or NDA, for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all.

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of our product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence, or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we may submit to the European Medicines Agency, or EMA, to support conditional approval of selinexor to treat penta-refractory multiple myeloma. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

As part of the drug discovery and development process, we have used spontaneously occurring pet dog cancers as a surrogate model for human malignancies. Dog lymphomas respond to chemotherapy in a manner similar to their human counterparts (human non-Hodgkin’s lymphomas) and display a comparable genetic profile. The anti-cancer activity of our drug candidate verdinexor (KPT-335) in a Phase 1 clinical trial in dogs with certain lymphomas provided support for our decision to move selinexor, our closely-related human drug candidate, into Phase 1 clinical trials. We conducted a Phase 2b clinical trial of verdinexor in dogs with newly-diagnosed or first time relapse lymphomas. We have received a Minor Use / Minor Species, or MUMS, designation from the Center for Veterinary Medicine of the FDA for the treatment of newly-diagnosed or after first relapse lymphomas in dogs with verdinexor. Our Phase 2b clinical trial was intended to support regulatory approval under the MUMS designation. We submitted and the FDA accepted the safety and effectiveness sections of a NADA for verdinexor. If verdinexor fails to show adequate safety or efficacy or is not otherwise viewed positively or if verdinexor is not otherwise approved by the FDA for the treatment of lymphomas in dogs, this may raise questions regarding selinexor because we have used dog cancers as a surrogate model for human malignancies. In such an event, verdinexor’s clinical trial results may cause the FDA or non-U.S. regulatory authorities to require more information, including additional preclinical or clinical data to support approval of selinexor. If the results of the Phase 2b clinical trial of verdinexor fail to demonstrate safety and efficacy to the satisfaction of the FDA or are not otherwise viewed positively, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of verdinexor. In such an event, we also may not be able to realize our potential to generate revenue from the commercialization of verdinexor, either on our own or with a collaborator.

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

Since inception, we have incurred significant operating losses. Our net loss was $25.4 million for the three months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $339.2 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, two follow-on offerings of our common stock, and an “at-the-market” offering that we commenced in December 2015. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-

330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are an early-stage company. We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 1 and Phase 2 clinical trials and all of our other drug candidates for the treatment of human disease are in early clinical development or preclinical development. We have not yet demonstrated our ability to successfully complete any late-stage clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is commercially available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect that our existing cash, cash equivalents, restricted cash and investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2018. Our future capital requirements will depend on many factors, including:

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

Third-party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 25 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, in some foreign jurisdictions, our ability to secure patents based on our filings in the United States may depend, in part, on our ability to timely obtain assignment of rights to the invention from the employees and consultants who invented the technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe, or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing and marketing our drug candidates and using our technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or drug or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In addition to seeking patents for our drug candidates and other discoveries, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. To the extent that we are unable to timely enter into confidentiality and invention or patent assignment agreements with our employees and consultants, our ability to protect our business through trade secrets and patents may be harmed. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. To the extent inventions are made by a third party under an agreement that does not grant us an assignment of their rights in inventions, we may choose or be required to obtain a license.

Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.

Four of our trademarks are registered in the United States. We also have six pending intent-to-use applications that we filed in 2014, which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have five registrations in the European Union, and we filed two applications each in fourteen other jurisdictions. Several of those have proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. Currently, we are addressing one substantive refusal in India. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

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

As of September 30, 2016, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 39,724,003 shares outstanding as of September 30, 2016. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of September 30, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

KARYOPHARM THERAPEUTICS INC.

Date: November 7, 2016	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 7, 2016	By:	/s/ JUSTIN A. RENZ
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