Form 10-K
period 2016-12-31
Karyopharm Therapeutics Inc.
filed 2017-03-16
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2016 was approximately $159,924,187. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of March 10, 2017: 41,901,205.

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than May 1, 2017 in connection with our 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “company,” “we,”, or “our,” with respect to the possible achievement of discovery and development milestones in 2017, our future discovery and development efforts, our potential collaborations with third parties, our future operating results and financial position, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, dependence on any collaborators we may have in the future, competition, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 1,900 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several mid- and later-stage clinical trials, including, among others, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with backbone therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

We plan to initiate the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma in early 2017. We expect to provide data for the SADAL study in early 2017 with final topline data in mid-2018, topline data for the Phase 2 portion of the SEAL study in mid-2017 and topline data from the expanded cohort for the STORM study in early 2018. We are also preparing to establish the commercial infrastructure to support a potential launch of selinexor in North America and Western Europe.

Recent Regulatory Events

In February 2017, following the conclusion of a joint inspection conducted by the U.S. Food and Drug Administration, or FDA, and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. We have implemented corrective actions, preventative actions and other initiatives directed at resolving the deficiencies identified in the Form 483 observations. We provided the FDA with our responses to the Form 483 observations in February 2017.

In March 2017, the FDA notified us that it had placed the clinical trials under our investigational new drug application, or IND, for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. The FDA has requested that we (i) revise relevant sections of our investigator brochure to, among other things, include a summary table of serious adverse events, or SAEs, associated with selinexor that was omitted from the existing version in order to accurately reflect the safety profile of selinexor, (ii) update the description of potential risks in our informed consent documents, and (iii) submit to the FDA recently completed narrative summaries of safety reporting events.

Under the partial clinical hold, new patients may not start treatment on any protocols. Patients who are responding to treatment with selinexor, which includes patients with progressive disease at study entry that currently have stable disease, may continue selinexor therapy after signing the updated informed consent.

We believe we have addressed the FDA’s requests and, as of March 10, 2017, we had provided all requested materials to the FDA that we believe are required to lift the partial clinical hold. The FDA has 30 days from the date of its receipt of our submission to notify us if the partial hold is lifted. We can provide no assurances that the FDA will lift the partial clinical hold in a timely manner or at all.

Summary of Clinical Development

Oral selinexor is being evaluated in multiple later-phase clinical trials in patients with relapsed and/or refractory hematological and solid tumor malignancies. In general, relapsed disease refers to disease that progresses more than 60 days after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within 60 days after discontinuation of therapy. To date, oral selinexor has been administered to more than 1,900 patients across company- and investigator-sponsored clinical trials. Evidence of single-agent anti-cancer activity has been observed in many patients and selinexor has been sufficiently well-tolerated to allow several of these patients to remain on therapy for prolonged periods. Over 30 patients have remained on study for over 12 months, with the longest patients on study for over 24 months.

During 2016, we reported several important clinical data sets for selinexor and communicated our plan to pursue a clinical development initiative focused on obtaining our first regulatory approval for selinexor in multiple myeloma. This strategy is based on the positive results reported to date from the ongoing Phase 2b STORM study and the ongoing Phase 1b/2 STOMP study. The STORM study is a single-arm clinical trial evaluating oral selinexor in combination with low-dose dexamethasone in patients with quad-refractory or penta-refractory myeloma. Patients with quad-refractory disease have previously received prior treatments with alkylating agents, glucocorticoids, two proteasome inhibitors, or PIs, bortezomib (Velcade®) and carfilzomib (Kyprolis®), and two immunomodulatory drugs, or IMiDs, lenalidomide (Revlimid®) and pomalidomide

(Pomalyst®), and their disease is refractory to at least one PI, at least one IMiD, and has progressed following their most recent therapy. Patients with penta-refractory myeloma have quad-refractory disease that is also refractory to an anti-CD38 monoclonal antibody, such as daratumumab (Darzalex®) or isatuximab. The STOMP study is a multi-arm clinical trial evaluating selinexor and low-dose dexamethasone in combination with backbone therapies, including bortezomib, pomalidomide, lenalidomide or daratumumab, in patients with heavily pretreated relapsed/refractory multiple myeloma.

In the first part of the STORM study, selinexor demonstrated robust response rates and duration of response, compelling overall survival and a favorable safety profile in patients with heavily pretreated refractory multiple myeloma. In the STOMP study, selinexor demonstrated high response rates when combined with the proteasome inhibitor bortezomib, including in patients whose disease was previously refractory to proteasome inhibitors. Based on the positive results from these two studies, we have expanded the STORM study to include approximately 120 additional patients with penta-refractory multiple myeloma. We expect to report top-line data from the expanded STORM study in early 2018. Assuming a positive outcome, we intend to use the data from the expanded STORM study to support a request for accelerated approval for selinexor in multiple myeloma. In parallel, we plan to initiate the BOSTON study, which will evaluate selinexor in combination with bortezomib and low-dose dexamethasone compared to bortezomib and low-dose dexamethasone in patients with multiple myeloma who have had one to three prior lines of therapy. We have identified the combination dose of selinexor (100mg oral weekly), bortezomib (1.3 mg/m2 weekly given sub-cutaneously for 4 of 5 weeks) and dexamethasone (40mg weekly) to be used in the BOSTON study and expect that the study will enroll approximately 360 patients. We expect to commence the BOSTON study in early 2017. If successful, the BOSTON study may qualify as a full approval study and we believe can serve as a confirmatory study if the STORM study is successful and results in accelerated approval.

Selinexor data were also previously presented showing preliminary safety and efficacy in combination with carfilzomib and dexamethasone to treat patients with multiple myeloma and in combination with standard of care chemotherapy to treat patients with acute myeloid leukemia, and as a single agent in patients with solid tumors including sarcoma, gynecological malignancies and glioblastoma.

Our ongoing company-sponsored clinical trials of selinexor, along with anticipated timing of key data points, are summarized in the chart below. In addition, there are several ongoing investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

We have previously announced data from the STORM, STOMP, SIGN and KING studies and these data are further described herein. We currently expect to provide additional data related to STOMP later in 2017 and data related to the other studies of selinexor listed above as follows:

STORM: Phase 2b expansion topline data (overall response rate) in early 2018

BOSTON: Randomized Phase 3 topline data (Progression Free Survival) in 2019

SADAL: Phase 2b topline data (overall response rate) in early 2017 and mid-2018

SEAL: Randomized Phase 2 topline data (progression free survival) in mid-2017

In addition to selinexor, we are also advancing a pipeline of novel drug candidates in oncology as well as neurological, inflammatory, autoimmune and viral indications. We began clinical testing of oral KPT-8602, a second generation SINE compound, in late 2015 to treat patients with relapsed/refractory multiple myeloma, and we began clinical testing of oral KPT-9274, a dual PAK4/NAMPT inhibitor, during 2016 in patients with lymphoma or solid tumors. KPT-350 is an investigational new drug application-ready oral compound with a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions. We plan to partner with a collaborator to undertake the clinical development and potential commercialization of KPT-350 in one or more mutually agreed indications. We began clinical testing of oral verdinexor (KPT-335) in 2015 in healthy human volunteers, and we are preparing to advance verdinexor for certain viral indications with an initial focus on influenza. Preclinical data provide strong support for other potential indications for verdinexor, including human immunodeficiency virus, or HIV, and respiratory syncytial virus, or RSV. Our pipeline of drug candidates is summarized in the chart below.

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

Since our inception, we have devoted substantially all of our efforts to research and development, and we have not generated any revenue to date from sales of any drugs. As of December 31, 2016, we had an accumulated deficit of $366.1 million. We had net losses of $109.6 million, $118.2 million and $75.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. See our Consolidated Statements of Operations and Note 2 to our consolidated financial statements for further information regarding our research and development expenses and financial information regarding the geographic areas in which we operate.

Summary of Mechanism of Action: Transient XPO1 Inhibition by SINE Compounds

One of the ways in which a cell regulates the function of a particular protein is by controlling the protein’s location within the cell, as certain functions may only occur within a particular location in the cell. In healthy cells, nuclear transport, both into and out of the nucleus, is a normal and regular occurrence that is tightly regulated and requires specific carrier proteins to be present. XPO1 mediates the export of over 220 different mammalian cargo proteins, including the vast majority of tumor suppressor proteins, as well as the transport of certain growth-promoting mRNAs which, when transported into the cytoplasm, are translated into functional proteins at high levels. Moreover, XPO1 appears to be the only nuclear exporter for the majority of these tumor suppressor proteins and for particular growth-promoting mRNAs. Cancer cells have increased levels of XPO1, causing the increased export of these tumor suppressor proteins from the nucleus. Since the tumor suppressor proteins must be located in the nucleus to promote programmed cell death, or apoptosis, XPO1 overexpression in cancer cells counteracts the natural apoptotic process that protects the body from cancer. Due to XPO1 inhibition by our SINE compounds, the export of tumor suppressor proteins is prevented, which leads to their accumulation in the nucleus. This accumulation subsequently reinitiates and amplifies their natural apoptotic function in cancer cells with minimal effects on normal cells. Further, SINE compounds reduce the translation of certain growth-promoting proteins (including some cancer-causing proteins) by inhibiting the XPO1-mediated transport of their mRNAs to the cytoplasm. The figure below depicts the process by which our SINE compounds inhibit the XPO1 nuclear export of tumor suppressor proteins.

We believe that the XPO1-inhibiting SINE compounds that we have discovered and developed to date, including selinexor, have the potential to provide a novel, oral, targeted therapy that enables tumor suppressor proteins to remain in the nucleus and promote the apoptosis of potentially any type of cancer cell. Moreover, our SINE compounds spare normal cells, which, unlike cancer cells, do not have significant damage to their genetic material, and we believe this selectivity for cancer cells minimizes side effects. We believe that the novel mechanism of action and oral administration of selinexor and the low levels of major organ toxicities observed to date in patients treated with selinexor in clinical trials create the potential for selinexor’s broad use across many cancer types, including both hematological and solid tumor malignancies. Patient tumor biopsies have confirmed that selinexor treatment induces the nuclear localization of tumor suppressor proteins as well as cancer cell death, or apoptosis, in multiple different cancer types. We believe that no currently approved cancer treatments and only one current clinical-stage cancer drug candidate are selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. We own all intellectual property rights related to the compounds that we are developing, including composition of matter and method of use patents covering selinexor that were issued by the U.S. Patent and Trademark Office in 2015 and which provide patent protection through at least 2032, absent any adjustments or extensions.

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

•	Maximize the Commercial Value of Selinexor. We currently have global development, marketing and commercialization rights for selinexor and are positioned to develop selinexor and to seek regulatory approval for its use in oncology indications without a collaborator in North America and Western Europe. We will evaluate potential collaborations within these geographies that enable us to further extend the selinexor development program into additional tumor types, earlier lines of therapy and additional combination regimens. We intend to enter into collaborations for further development, marketing and commercialization of selinexor in particular geographies outside of North America and Western Europe at an appropriate time.

•	Maintain Our Competitive Advantage and Scientific Expertise in the Field of Nuclear Transport. We plan to continue to conduct research in the field of nuclear transport and related areas to further our understanding of the role it plays in the underlying biology of cancer, as well other major diseases, primarily by fostering relationships with top scientific advisors and physicians. We believe that investing in the recruitment of exceptional advisors, employees and management is critical to our continued leadership in the nuclear transport field. We are collaborating with leading patient advocacy groups to provide education on the science behind our SINE compounds and to support the development and execution of clinical trials. We have advanced the understanding and potential application of selinexor to treat cancer through a broad range of collaborations with leading institutions engaged in clinical trials evaluating selinexor in the United States, Canada, Europe, Singapore and Israel.

•	Continue Developing our Pipeline of Novel Drug Candidates. To date, we have identified several drug candidates: our oral SINE compounds selinexor (KPT-330), verdinexor (KPT-335), KPT-350 and KPT-8602 and our oral dual PAK4/NAMPT inhibitor, KPT-9274. While we may identify or in-license novel drug candidates for development in oncology in the future, we are currently focused on the development of our existing pipeline of drug candidates.

•	Collaborate with Key Opinion Leaders to Conduct Investigator-Sponsored Trials of Selinexor. A significant part of our strategy for continuing to efficiently assess and confirm the breadth of activity of selinexor alone or in combination with other anti-cancer drugs includes the initiation of investigator-sponsored trials. We plan to continue to facilitate the investigation of the breadth of the clinical activity of selinexor through our established network of scientific advisors and physicians.

•	Maximize the Value of Our Other SINE Compounds in Non-Oncology Indications through Collaborations. We may seek to enter into global or regional development, marketing and commercialization collaboration arrangements for our other SINE compounds in non-oncology indications. With respect to KPT-350, we plan to enter into one or more collaboration arrangements.

Our Focus: Nuclear Transport

A human cell is divided into various compartments, including the nucleus and the cytoplasm. The nucleus contains a cell’s genetic material, or DNA, and is the compartment where gene expression and consequently cellular function is regulated. The cytoplasm is the compartment around the nucleus where translation of gene transcripts, or mRNA, to proteins, assembly of proteins into cellular structural elements, and cellular metabolism of fats, carbohydrates, and proteins, occur. One of the ways in which the cell regulates the function of a particular protein is by controlling the protein’s location within the cell, as a specific function may only occur within a particular location. Certain proteins, including tumor suppressor proteins and other growth regulatory proteins, need to be transported from the cytoplasm, where they are made, into the nucleus where they need to be located for their primary functions to occur. The nuclear pore is a complex gate between the nucleus and cytoplasm, closely regulating the import and export of most large molecules, called macromolecules, including many proteins, into and out of the nucleus. In healthy cells, nuclear transport processes of macromolecules in either direction through the nuclear pore is tightly regulated and requires specific carrier proteins, including nuclear export proteins, to occur. There are eight known nuclear export proteins. The most heavily studied export protein was discovered in 1999 and is called Exportin 1, or XPO1 (also called CRM1). XPO1 mediates the export of over 220 different mammalian cargo proteins, including some growth regulatory proteins and the vast majority of tumor suppressor proteins. Moreover, XPO1 appears to be the only nuclear exporter for the majority of these tumor suppressor proteins, including those generally referred to as p53, p73, FOXO, pRB, BRCA1, BRCA2, NPM1, IkB and PP2A.

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

XPO1 is also the only exporter of the anti-inflammatory protein IkB, the inhibitor of NF-kB. NF-kB is known to play a role in cancer metastasis and resistance to chemotherapy as well as in many inflammatory and autoimmune diseases. Blockade of XPO1 leads to accumulation of IkB in the cell nucleus where it binds to and inhibits NF-kB function. SINE-mediated inhibition of NF-kB may be beneficial in overcoming chemotherapy resistance and in treating autoimmune, inflammatory and neuro-inflammatory disease.

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

Transient XPO1 Inhibition by SINE Compounds

The XPO1-inhibiting SINE compounds that we have discovered and developed to date, including selinexor, have the potential to provide a novel targeted therapy that force tumor suppressor proteins to remain in the nucleus and promote apoptosis of cancer cells. Moreover, our SINE compounds spare normal cells, which, unlike cancer cells, do not have significant damage to their genetic material, and we believe this selectivity for cancer cells minimizes side effects. We believe that novel mechanism of action and oral administration of selinexor and the low levels of major organ toxicities observed to date in over 1,900 patients treated with oral selinexor in Phase 1 and Phase 2 clinical trials create the potential for its broad use across many cancer types, including both hematological and solid tumor malignancies. We believe that no currently approved cancer treatments are selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus.

In addition to cancer, our SINE compounds have the potential to provide therapeutic benefit in a number of other indications. Specifically, we have discovered and are developing a pipeline of SINE compounds that have shown evidence of activity in preclinical models of viral infections, neurological disorders and inflammation and autoimmune diseases.

Verdinexor (KPT-335) is our lead compound in development for the treatment of viral indications. Several viruses, such as influenza, HIV and RSV, exclusively utilize XPO1 to shuttle cargos necessary for virion replication and assembly from the nucleus to the cytoplasm. Verdinexor has the potential to treat viral diseases through both inhibition of viral replication and suppression of inflammatory cytokine-mediated symptoms and shows significant anti-influenza activity in murine and ferret models. In 2015, we conducted a randomized, double-blind, placebo-controlled, multiple dose-escalating Phase 1 clinical trial of oral verdinexor in healthy human volunteers in Australia. This study was designed to evaluate the safety and tolerability of verdinexor in healthy adult subjects. Verdinexor was found to be generally safe and well tolerated. Mild to moderate AEs of similar number and grade as placebo were reported and no serious or severe adverse events were observed. No serious laboratory abnormalities or cardiac changes were observed. We plan to continue to explore strategies to pursue the clinical development of verdinexor as a treatment for influenza, including potentially partnering with a collaborator or through government-funded grant or contract opportunities. Preclinical data also show efficacy of verdinexor and related SINE compounds in additional viral models, including HIV and RSV.

KPT-350 is our lead compound in development for the treatment of neurological disorders and inflammatory and autoimmune diseases. XPO1 mediates the nuclear export of multiple proteins that impact autoimmune, inflammatory and neurodegenerative processes. Consequently, inhibition of XPO1 by KPT-350 results in a reduction in autoimmunity and inflammation and an increase in anti-inflammatory and neuroprotective responses. KPT-350 penetrates the blood brain barrier to a greater degree than other SINE compounds. Preclinical data generated largely by external collaborators show efficacy of orally-administered KPT-350 and related SINE compounds in animal models of amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, traumatic brain injury, or TBI, epilepsy, systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA.

Our Initial Indication: Cancer

Cancer is a leading cause of death worldwide, with approximately 8.2 million cancer deaths globally in 2012, according to the American Cancer Society. In the United States, the American Cancer Society estimates that in 2017, approximately 600,000 people will die of cancer and approximately 1.7 million new cancer cases will be diagnosed. The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer, and 13 million people will die of cancer worldwide, as compared to 14.1 million new cancer diagnoses and 8.2 million cancer deaths worldwide in 2012.

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

Our Oncology Drug Candidates

Selinexor (KPT-330)

Selinexor is being evaluated in multiple later phase clinical trials in patients with relapsed and/or refractory hematological malignancies and solid tumors. Anti-cancer activity has been observed with tumor reductions and durable disease control across many hematologic malignancies and solid tumors. Over 30 patients have remained on oral selinexor, either as a single-agent or in combination with other agents, for over 12 months, with some patients on therapy for over 24 months. To date, selinexor has been generally well tolerated, with adverse events that are responsive to standard supportive care and/or dose modification, often decrease over time, and are consistent with those previously reported in patients in our initial clinical trials.

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

A preliminary analysis of safety and tolerability of selinexor was performed on unaudited AE data for 1,175 patients enrolled in our company-sponsored hematological malignancy and solid tumor clinical trials as of the data cutoff point of May 31, 2016. Overall, the most commonly reported selinexor-related AEs in ongoing clinical studies included generally low-grade nausea (62%), fatigue (55%), anorexia (50%), thrombocytopenia (43%), and vomiting (38%). Thrombocytopenia, the most common hematologic drug-related treatment emergent adverse event, was reported among 43% of patients, and approximately half of these were grades 3 or 4.

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

Advanced Hematological Malignancies

Multiple Myeloma

MM is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, or M protein, in the serum or urine, bone disease, kidney disease and immunodeficiency. It is more common in elderly patients, with a median age at diagnosis of 65-70 years. In the United States, the American Cancer Society estimates that there will be approximately 30,000 new cases of MM, with about 12,600 attributable deaths, in 2017. The World Health Organization estimated that approximately 114,000 new cases of MM were diagnosed worldwide in 2012.

The treatment of MM has improved in the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients, and the subsequent introduction of IMiDs, such as lenalidomide (Revlimid®) and pomalidomide (Pomalyst®), and the PIs bortezomib (Velcade®), carfilzomib (Kyprolis®), and ixazomib (Ninlaro®). Two monoclonal antibodies, daratumumab (Darzalex®) and elotuzumab (Empliciti™), have also recently been approved, as has the histone deacetylase inhibitor panobinostat (Farydak®). The introduction of non-chemotherapeutic agents has led to a significant increase in the survival of patients with MM. Although a wide variety of newly approved or experimental therapies are being used in relapsed and/or refractory patients, including new proteasome inhibitors (oprozomib and marizomib), monoclonal antibodies and cellular therapies like chimeric antigen receptor T-cell, or CAR-T, therapy, nearly all patients will eventually relapse and succumb to their disease. With around 37,000 deaths from MM in the United States and Europe expected, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy.

STORM: Phase 2b Clinical Trial of Selinexor and Low-Dose Dexamethasone in Multiple Myeloma

In May 2015, we initiated a Phase 2b clinical trial evaluating oral selinexor and low-dose dexamethasone, or low-dose dex, in patients with heavily pretreated MM. The Selinexor Treatment of Refractory Myeloma, or STORM, study is a single-arm study evaluating the treatment of relapsed/refractory MM with 80mg of selinexor and 20mg of dexamethasone, each dosed twice weekly. This 40mg per week dose of dexamethasone is considered “low dose” in the treatment of MM, compared with the “high dose” dexamethasone which uses three times more of the steroid.

At the ASH annual meeting in December 2016, we presented results, adjudicated by an independent review committee, from the first cohort of patients enrolled in the STORM study, which included patients with either quad-refractory or penta-refractory MM. Patients with quad-refractory disease have previously received prior treatments with alkylating agents, glucocorticoids, two proteasome inhibitors bortezomib (Velcade®) and carfilzomib (Kyprolis®), and two IMiDs lenalidomide (Revlimid®) and pomalidomide (Pomalyst®), and their disease is refractory to at least one PI, at least one IMiD, and has progressed following their most recent therapy. Patients with penta-refractory myeloma have quad-refractory disease that is also refractory to an anti-CD38 monoclonal antibody, such as daratumumab (Darzalex®) or isatuximab.

Among the 78 evaluable patients, who had a median of seven prior treatment regimens, the overall response rate, or ORR, was 21% and included very good partial responses, or VGPRs, and partial responses, or PRs. Among the 48 patients in the quad-refractory group, the ORR was 21%. For comparison, in a similar patient population with quad-refractory disease, the anti-CD38 monoclonal antibodies Darzalex® and isatuximab had ORRs of 21% and 20%, respectively. Among the 30 patients in the penta-refractory group, the ORR was 20%.

Clinical benefit rate, or CBR, which is percentage of patients with a minor response, or MR, or better, was 33% across all 78 patients, 29% among the patients with quad-refractory disease, and 40% among the patients with penta-refractory disease. To our knowledge, no other agents have reported response rates in patients with penta-refractory MM. Median overall survival, or OS, was 9.3 months for all patients, longer than 11 months without a median reached in patients with a minor response or better, and 5.7 months for patients who did not have any response. Median duration of response, or DOR, was 5 months. Cytopenias of grade 3 or grade 4 were the most common side effects and were generally not associated with clinical sequellae. Nausea, anorexia and fatigue were the most common non-hematological side effects, primarily grades 1 and 2, and were treatable with supportive care and/or dose modification. There were low rates of non-hematologic toxicities of grade 3 or 4, with no new safety signals identified. In particular, there was one reported case of grade 4 infection (1.3%), one reported case of grade 2 neuropathy (1.3%) and one reported case of sepsis (1.3%).

Based on these positive results, we have expanded the STORM study to include approximately 120 additional patients with penta-refractory multiple myeloma. To our knowledge, this will be the largest study ever undertaken in this patient population. We expect to report top-line data from the expanded STORM cohort in early 2018. Assuming a positive outcome, we intend to use the data from the expanded STORM study to support a request for accelerated approval for selinexor in multiple myeloma.

The primary endpoint of the STORM study is ORR. The trial has several secondary endpoints, including ORR in patients whose disease is relapsed/refractory to an anti-CD38 monoclonal antibody and DOR.

STOMP: Phase 1b/2 Clinical Trial of Selinexor in Combination with Backbone Therapies in Multiple Myeloma

Based on preclinical synergy in animal models of MM, in October 2015, we initiated a Phase 1b/2 clinical study of oral selinexor in combination with backbone treatments for relapsed/refractory MM. In this multi-arm study, Selinexor and Backbone Treatments of Multiple Myeloma Patients, or STOMP, we are evaluating the combination of selinexor and low-dose dex with backbone therapies bortezomib (Velcade®), lenalidomide (Revlimid®), pomalidomide (Pomalyst®) or daratumumab (Darzalex®) in patients with previously treated MM. Each combination is evaluated on a separate arm of the STOMP study and within each combination, two treatment cohorts will evaluate once weekly versus twice weekly dosing of selinexor. The primary objectives of the Phase 1 portion are to determine the maximum tolerated dose and recommended Phase 2 and Phase 3 doses for selinexor in these combination therapies. The primary objectives of the Phase 2 portion are to assess preliminary efficacy through ORR, CBR and DOR.

In December 2016, we presented updated results from the selinexor, bortezomib (Velcade®) and dexamethasone arm of the STOMP study, referred to as SVd, at the ASH 2016 annual meeting. The patients in this cohort were heavily pretreated and the majority (73%) had MM refractory to the proteasome inhibitors bortezomib (Velcade®) and/or carfilzomib (Kyprolis®). Across the 22 patients enrolled in the SVd arm, the median number of treatment regimens was four with a range of one to 11 prior treatment regimens. Seventeen of the 22 patients responded, with one patient having a stringent complete response, or sCR, two patients having a complete response, or CR, four patients having a VGPR and 10 patients having a PR. As a result, the ORR was 77%. An additional three patients experienced an MR, for a CBR of 91%. Only one patient had progressive disease. All seven patients whose disease was not refractory to a PI responded (one patient with a CR, two patients with a VGPR and four patients with a PR) for an ORR and CBR of 100%. Fifteen of the 22 patients in the SVd combination arm had MM previously refractory to a proteasome inhibitor and nine patients had high-risk cytogenetics including deletion of chromosome 17p. Ten of these 15 patients responded (one patient with a sCR, one with a CR, two with a VGPR and six with a PR) for an ORR of 67%. Three additional patients achieved an MR for a CBR of 87% in this subgroup with PI-refractory disease. Median DOR across the 22 patients was 7.8 months.

The recommended Phase 2 dose regimen was identified as selinexor (100mg once weekly), bortezomib (1.3 mg/m2 weekly given sub-cutaneously for four of five weeks) and dexamethasone (40mg weekly). Approximately 42 patients have been enrolled into an expansion cohort at the recommended Phase 2 dose. The most commonly reported AEs from the recommended Phase 2 dose were fatigue, nausea, anorexia and vomiting, which were primarily grade 1 and reversible. Grade 3 AEs included fatigue, diarrhea, thrombocytopenia and abdominal pain and each occurred at a rate of 6%, meaning only one occurrence of each event across all 22 patients. The only grade 4 AE was thrombocytopenia and occurred at a rate of 12%, meaning two occurrences across all 22 patients.

Also in December 2016, we presented preliminary data from 15 patients in the selinexor, pomalidomide and dexamethasone arm of the STOMP study, referred to as SPd, at the ASH 2016 annual meeting. The patients in this cohort had received a median of five prior therapies, with a range of two to nine prior therapies. All 15 patients had received prior treatment with lenalidomide and a PI. Nine of the 15 patients responded, with three patients having a VGPR and six patients having a PR. As a result, the ORR was 60%. An additional two patients experienced an MR, for a CBR of 73%. Only one patient had progressive disease. Five of the 15 patients had high-risk cytogenetics including deletion of chromosome 17p. Median progression-free survival, or PFS, was 10.3 months, with a follow up of 7.6 months. The most common AEs were anorexia, nausea, fatigue, and thrombocytopenia, mainly grades 1 and 2, and were similar to selinexor or pomalidomide used separately.

In addition, we plan to initiate a new arm of the STOMP study to evaluate oral selinexor in combination with the anti-CD38 monoclonal antibody daratumumab (Darzalex®) and low-dose dexamethasone, referred to as SDd, in patients with heavily pretreated MM. We expect the SDd arm of STOMP will enroll approximately 44 patients and top-line data will be reported in late 2017 or early 2018.

BOSTON: Pivotal Phase 3 Clinical Trial of Selinexor, Bortezomib and Low-Dose Dexamethasone vs. Bortezomib and Low-Dose Dexamethasone in Multiple Myeloma

Based on the data from the SVd arm of the STOMP study and following consultation with the FDA and the European Medicines Agency, or EMA, we are planning a pivotal randomized Phase 3 study, known as the BOSTON (Bortezomib, Selinexor and dexamethasone) study, which is evaluating SVd compared to bortezomib and low-dose dexamethasone, or Vd, in patients with MM who have had one to three prior lines of therapy. We expect that the BOSTON study will enroll approximately 360 patients who will be randomized in a one-to-one fashion to receive either SVd or Vd. The dosing schedule allows for only one scheduled clinic visit per week for patients on the SVd with selinexor and bortezomib to be dosed not more frequently than once per week. In addition, dosing on the SVd arm will use 40% less bortezomib and 25% less dexamethasone than the Vd arm, which will follow the standard Vd dosing schedule. We expect that the reduced exposure provided by the SVd dosing schedule may significantly reduce common bortezomib- and dexamethasone-related toxicities, which is consistent with the safety data from the 22 patients described above who were treated with SVd on the STOMP study at the recommended Phase 2 and Phase 3 dose. For the Vd arm, cross-over to the SVd arm based on objective progression will be permitted. The primary endpoint of the study is PFS and key secondary endpoints include ORR, DOR, PFS, OS, and certain other duration and quality of life endpoints. Topline data from the Phase 3 BOSTON study is anticipated in 2019.

Investigator-Sponsored Clinical Trials

The safety and efficacy of selinexor is currently being evaluated in multiple investigator-sponsored trials, including in combination with existing therapies to treat MM: (i) carfilzomib, low-dose dex and selinexor and (ii) pegylated liposomal doxorubicin and selinexor.

In December 2016, final results from the Phase 1 investigator-sponsored study evaluating the tolerability and efficacy of the combination of oral selinexor with PI carfilzomib (Kyprolis®) and low-dose dex in patients with very heavily pretreated MM were presented at the ASH Annual Meeting. This study is being led by the University of Chicago and supported by a collaboration between Karyopharm, Onyx Pharmaceuticals (owned by

Amgen Inc.) and the Multiple Myeloma Research Consortium. The primary objectives of this study were to determine the maximum tolerated dose, or MTD, and recommended Phase 2, or RP2D, doses for selinexor in combination with carfilzomib and dexamethasone, to assess preliminary efficacy through ORR, CBR, and DOR and to determine the efficacy of this combination in carfilzomib refractory patients.

The study enrolled 21 patients in 3 dose levels including an expansion cohort of 6 patients, and enrollment of an additional 12 carfilzomib refractory is planned. Patients had a median of four prior treatment regimens (with a range of 2 to 10), 17 patients had MM that was quad-refractory to carfilzomib, lenalidomide, bortezomib or pamolidomide, and all patients had received carfilzomib-based treatments to which their MM became refractory. Dexamethasone was dosed at either 20 mg or 10 mg twice weekly. Eight patients received 30 mg/m2 (approximately 50 mg) of selinexor in combination with either 20/27 mg/m2 or 20/36 mg/m2 of carfilzomib, seven patients received a 60 mg flat dose of selinexor in combination with 20/27 mg m2 of carfilzomib, which was identified to be the RP2D, and an additional six patients were dosed at the RP2D level as part of the dose expansion phase.

The combination achieved a 63% ORR and a 67% response rate in patients whose disease is refractory to carfilzomib in their last therapy. Median progression free survival on the study was 3.7 months in patients who responded with a PR or better, and median DOR was 3.3 months with a range of 0.6 to 13 months. The selinexor, carfilzomib and dexamethasone combination appears safe and has acceptable tolerability in these heavily pretreated MM patients. No unexpected toxicities were observed. Only one patient experienced a dose limiting toxicity at 60 mg flat dose selinexor in combination with 20/27 mg m2 of carfilzomib. The most commonly reported AEs were thrombocytopenia and neutropenia, which were reversible and manageable with dose modifications and supportive care. Grade 3 and 4 AEs were predominantly hematological and included thrombocytopenia (64%), neutropenia (27%), lymphopenia (27%) and anemia (14%). The most common grade 3 and 4 non-hematologic AEs were GI-related (18%) and fatigue (14%). We believe these results provide early clinical evidence that the addition of selinexor has the ability to overcome carfilzomib resistance, warranting further investigation of the regimen.

Company-Sponsored Phase 1 Clinical Trial Data

As part of our Phase 1 clinical trial of oral selinexor in patients with advanced hematological malignancies, patients with MM were treated with either single-agent selinexor or selinexor in combination with low-dose (20mg) dexamethasone, all dosed twice weekly. As of December 6, 2015, 12 evaluable patients were treated with 45mg/m2 of oral selinexor and 20mg of dexamethasone, each dosed twice weekly. This dose of selinexor, equivalent to approximately 80mg, was determined to be the recommended Phase 2 and Phase 3 dose for this combination therapy as higher doses like 60 mg/m2 were not well tolerated. While the recommended phase 2 dose of selinexor in most settings is 60mg twice weekly, the addition of a steroid like dexamethasone in the multiple myeloma setting allows for higher dosing of selinexor. Additionally, this dose of dexamethasone is the standard low-dose dexamethasone (40mg weekly or 20mg twice weekly) used with nearly all other anti-myeloma drugs. The patients enrolled in this study had received a median of seven prior lines of therapy, each line typically consisting of two to four separate anti-myeloma agents. All had received prior therapy with at least one PI, such as carfilzomib or bortezomib, and at least one IMiD, such as lenalidomide or pomalidomide, and steroids (typically two or more times).

As of December 6, 2015, the best responses among the 12 evaluable patients were one sCR (8%), seven PRs (58%), two MRs (17%) and two PD (17%). Two patients left the trial before disease assessment and were therefore not evaluable for response. The CBR was 83% and the ORR was 67%. The median duration of response is approximately seven months and the longest response lasted over one year. AEs in patients receiving single-agent selinexor were generally low-grade, consistent with events observed in patients with other hematological malignancies and responsive to standard supportive care. Compared with selinexor given alone, fewer AEs in patients receiving selinexor in combination with low-dose dexamethasone were reported, particularly levels of nausea, vomiting and weight loss. These observations are consistent with dexamethasone’s expected reduction in nausea, anorexia and fatigue, which are selinexor’s primary constitutional side effects.

Non-Hodgkin’s Lymphoma

NHL is a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. The World Health Organization estimated that approximately 386,000 new cases of NHL would be diagnosed worldwide in 2012, and the American Cancer Society projects that approximately 72,200 patients will be diagnosed with NHL in the United States in 2017.

SADAL: Phase 2b Clinical Trial of Low vs. High Dose Selinexor in Diffuse Large B-Cell Lymphoma

Diffuse Large B-Cell Lymphoma, or DLBCL, is the most common of the aggressive NHLs. We estimate that approximately 22,000 patients are diagnosed with DLBCL in the United States each year, with approximately 10,000 deaths per year. The fundamental treatment of DLBCL has changed little in the past two decades, with no new or targeted agents approved for this indication. Initial therapy with multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab (Rituxan®), most often in a combination therapy known as “R-CHOP,” leads to cures in approximately 50% of patients. Patients who are not cured with initial immune-chemotherapy have a poor prognosis. Of the approximately 30% of patients who are less than 65 years old and have good organ function, high dose chemotherapy with stem cell transplantation can lead to cures in up to half. Older patients relapsing after initial chemotherapy, and those relapsing after stem cell transplantation, have a very poor prognosis, and the expected survival of such patients is less than one year. Newer targeted agents such as the BTK inhibitor ibrutinib (Imbruvica®) and the immunomodulatory drug lenalidomide (Revlimid®) have shown some activity in the immunoblastic (activated B-cell or ABC) type of DLBCL in clinical trials, but responses are generally short. Responses to these newer agents are much lower in the germinal center, or GCB, type of DLBCL. Therefore, with approximately 10,000 deaths in United States each year due to DLBCL, we believe that novel, well-tolerated drugs are needed for the treatment of relapsed/refractory DLBCL.

Our Selinexor Against Diffuse Aggressive Lymphoma, or SADAL, study is an open-label Phase 2b clinical trial evaluating single-agent oral selinexor in patients that have relapsed and/or refractory DLBCL, either de novo or transformed from a more indolent NHL such as follicular lymphoma, after two to five lines of therapy. At least 50% of patients on SADAL will have the GCB subtype of DLBCL, which represents a particularly high unmet medical need given the lack of available therapies for patients with this relapsed/refractory subtype. The SADAL study has been conducted as a two arm study with patients randomized on a one-to-one basis to receive either 100mg or 60mg of selinexor, each given twice weekly, with about 200 patients expected to be randomized evenly between the two arms with an inclusion requirement of least 14 weeks since a patient’s last systemic anti-DLBCL therapy. The primary endpoint would be ORR on each arm, with the goal of determining the more optimal dose for patients with heavily pretreated DLBCL.

In 2017, in consultation with the FDA, we decided to amend the SADAL study to become a single-arm study evaluating single-agent selinexor at 60mg given twice weekly and to make other protocol amendments, including to reduce the 14-week washout period to eight weeks in patients who achieved at least a PR on their most recent therapy. We reported to the FDA that we had observed an ORR of 28.4% across both the 100mg and 60mg arms in the first 63 patients with consistent response rates across both arms (adjudicated by independent Central Radiological Review per protocol), but greater durability and chronic tolerability were observed in the 60mg arm. The FDA agreed that the change to a single-arm study was reasonable and that the proposed trial design and indication appeared appropriate for accelerated approval, though the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. We expect to provide additional detailed information on the results in these first 63 patients in a late-breaking poster presentation at the American Associate for Cancer Research Annual Meeting in April 2017. We expect to enroll up to an additional 90 patients to the new cohort and expect to announce topline data for the completed study in mid-2018.

Investigator-Sponsored Trials

Ongoing investigator-sponsored clinical trials are evaluating the safety and efficacy of selinexor in combination with existing therapies to treat various lymphomas: (i) rituximab, ifosfamide, carboplatin and etoposide, or R-ICE, and selinexor to treat relapsed (at least one prior therapy) DLBCL and other aggressive lymphomas, (ii) ibrutinib and selinexor to treat chronic lymphocytic leukemia or NHL, and (iii) R-DHaOx and R-GDP in combination with selinexor in relapsed refractory B-cell lymphomas including DLBCL.

Company-Sponsored Phase 1 Clinical Trial Data

As of June 1, 2015, 77 heavily pretreated patients with relapsed and/or refractory NHL were enrolled in our Phase 1 clinical trial for oral selinexor. Of this group, 67 patients were evaluable for response. The DCR was 67% across all doses of selinexor and the ORR was 33%. Responses were observed across all subtypes of NHL, independent of genetic abnormalities, with durable cancer control observed across several patients who remained on study for longer than nine months, with the longest remaining on study for over 24 months.

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

Acute Myeloid Leukemia

AML in elderly populations remains a vexing clinical problem with little progress in the last decade. There are no treatment agents specifically approved for this population in the United States. AML is a cancer that starts in the bone marrow and in most cases quickly moves into the blood. The incidence of AML dramatically increases after the age of 55. The American Cancer Society estimates that approximately 21,000 new cases of AML, most of which will be in adults, will be diagnosed in the United States in 2017, with approximately 10,600 deaths from AML in the United States in 2017. Approximately 40% of AML patients are young enough with sufficient major organ function to undergo stem cell transplantation for their AML, and approximately 50% of these patients can be cured of their disease. Therefore, approximately 20% of adults with AML are currently curable. Those who are not cured, and those patients who are elderly or unfit for transplant, have a very poor prognosis with a median survival of less than one year. Moreover, prognosis worsens continuously with advancing age to a median survival of as low as one month for those who are older than 85 years of age.

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

Three new therapies for specific subsets of AML patients may be approved in 2017. Novartis submitted a new drug application, or NDA, in late 2016 for midostaurin as a first line treatment in combination with 7+3 in patients with FLT3 mutations. The FDA has granted priority review and an approval is anticipated mid-year. Jazz Pharmaceuticals initiated a rolling NDA submission for Vyxeos/CPX-351 (cytarabine and daunorubicin liposome injection) in September 2016 with plans to complete the submission in early 2017 and request a priority review. Vyxeos was granted Breakthrough Therapy Designation for adults with therapy-related AML (tAML) or AML with myelodysplasia-related changes. In addition, Celgene submitted an NDA for the IDH2m inhibitor AG-221 (enasidenib) in patients with relapsed/refractory AML based on data from the ongoing Phase I/II study (NCT01915498) of enasidenib in patients with IDH2m+ hematologic malignancies.

SOPRA: Phase 2 Clinical Trial of Selinexor vs. Physician’s Choice in Elderly AML

Our Phase 2 study of oral selinexor in patients 60 years of age or older with relapsed or refractory AML enrolled patients who were ineligible for standard intensive chemotherapy and/or transplantation. In our Selinexor in Older Patient with Relapsed/Refractory AML, or SOPRA, study we enrolled 176 patients who have AML that has relapsed after, or was refractory to, first line therapy. Patients were randomized in a 2:1 fashion to selinexor provided orally twice weekly in a dose of 60mg plus BSC versus one of three physician choices, or PC. Patients must have received at least one prior line of AML therapy given at standard doses and must have progressed after their most recent therapy. Prior therapy must have included at least two cycles of a hypomethylating agent. PCs include (i) BSC alone, (ii) BSC plus either azacytidine or decitabine or (iii) BSC plus low-dose Ara-C. OS is the primary endpoint. The SOPRA study was designed based on data from the Phase 1 study of selinexor in patients with advanced hematologic malignancies, including AML.

In March 2017, we reported that we had determined, in concert with SOPRA’s Independent Data Safety Monitoring Board, or DSMB, that the study would not reach statistical significance for showing superiority of OS on selinexor versus OS on PC, the study’s primary endpoint.

Based on unaudited site data, SOPRA enrolled 176 patients, with a median of two prior treatment regimens, in the U.S., Canada, Europe and Israel. Among patients on the selinexor arm, 13% demonstrated a CR with or without full hematologic recovery, or CRi, compared to 3% of patients on the PC control arm. Some patients remained on selinexor for over one year, but this did not result in a statistically superior OS compared to the PC arm. However, since the 13% of selinexor-treated patients who achieved a CR (with or without full hematologic recovery) showed a substantial OS benefit as compared with the PC arm, we and the DSMB agreed that patients would be permitted to continue on the selinexor arm or the PC arm, as applicable, following discussion between the patient and their treating physician.

The DSMB found no new clinically significant AEs in the patients receiving selinexor. Rates of sepsis and febrile neutropenia, or FN, were lower on the selinexor arm where the rate of sepsis was 4.9% and the rate of FN was 14.7%. In comparison, the rate of sepsis on the PC arm was 6.1% and the rate of FN was 36.4%. As expected, the most common selinexor-related AEs were nausea, anorexia, fatigue, vomiting, and thrombocytopenia.

We plan to continue clinical development of selinexor in AML through investigator-sponsored trials in multiple combination regimens, including with chemotherapy, given encouraging data to date across these settings.

Investigator-Sponsored Trials

SAIL: Phase 2 Clinical Trial of Selinexor, Ara-C and Idarubicin in AML

In December 2016, Walter Fiedler, MD of the University Medical Center Hamburg-Eppendorf in Germany and his colleagues presented updated data from the SAIL study, an investigator-sponsored trial evaluating the combination of selinexor, Ara-C and idarubicin in patients with relapsed/refractory AML. Patients in this study had a range of one to five prior therapies and 39% had undergone a prior stem cell transplant or donor lymphocyte infusion. Data from 42 patients evaluable for safety (range of prior treatment regimens, all including intensive chemotherapy is 1-5), as of October 2016, demonstrated an ORR of 55% (with 4 patients excluded from evaluation due to early death) and included CR of 22% and 36% and CRi of 33% and 9% in Cohort 1 and 2, respectively. Median relapse free survival was 333 days and median OS was 435 days.

The most frequent Grade 3 or higher non-hematologic AEs of this intensive chemotherapy-containing regimen were diarrhea (50%) and nausea (12%). The most common Grade 3 or higher hematologic AEs were neutropenia (100%) and thrombocytopenia (100%) as expected with any intensive chemotherapy regimen. Two deaths occurred that were deemed possibly treatment-related, which were one reported case of systemic inflammatory response syndrome (SIRS; 2%) and one reported case of hemophagocytosis syndrome (2%). Other Ara-C-based combination therapies for AML have shown significantly lower response rates in patients with heavily pretreated AML: combination of Ara-C with gemtuzumab ozogamicin (Mylotarg®) – 11.5% ORR; combination of Ara-C with doxorubicin (Doxil®) – 6.9%. We believe the combination of selinexor with chemotherapy is a promising regimen, particularly in this difficult-to-treat patient population with poor prognoses. Approximately half of patients on the SAIL study were able to proceed to their first or second allogeneic stem cell translation. Ara-C and idarubicin represent the standard of care for AML patients who are candidates for intensive therapy, and the SAIL study provides support for the tolerability of selinexor in combination with standard of care therapy. Accordingly, we believe that selinexor in combination with Ara-C and idarubicin may be an effective treatment option and serve as a bridge to stem cell transplantation for patients with relapsed/refractory AML.

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

Eighteen pediatric patients with relapsed or refractory leukemia were enrolled in the investigator-sponsored SELHEM (Selinexor with Fludarabine and Cytarabine for Treatment of Refractory or Relapsed Leukemia or Myelodysplastic Syndrome) clinical trial. Data from this study were presented in May 2016 at the American Society of Pediatric Hematology/Oncology Annual Meeting and published in August 2016 in the Journal of Clinical Oncology. In the SELHEM study, selinexor was given orally six times per 28-day cycle. Among the 17 patients who were evaluable for toxicity, three were treated with selinexor at 30mg/m2, three at 40mg/m2, six at 55mg/m2, and five at 70mg/m2. Fludarabine (30mg/m2) and cytarabine (2g/m2) were each administered twice during each 28-day cycle.

In this group of heavily pretreated, relapsed and/or refractory patients, seven of 15 evaluable patients (47%) achieved CR or CRi. Five of the responses were negative for minimal residual disease, or MRD. Two patients experienced MRD negative CRs within the first cycle after receiving only selinexor therapy. The most common grade 3 nonhematologic toxicity was asymptomatic hyponatremia. Two patients who were treated with selinexor at 70mg/m2 experienced reversible cerebellar toxicity, thereby defining the dose-limiting toxicity. The SELHEM study concluded that selinexor, in combination with fludarabine and cytarabine, is tolerable at doses up to 55mg/m2 in pediatric patients with relapsed or refractory leukemia. Given the promising response rates, further exploration of this combination is expected in a Phase 2 clinical trial.

Company-Sponsored Phase 1 Clinical Trial Data

In December 2015, we presented data, based on 95 patients with AML enrolled on our Phase 1 study as of December 6, 2015, of which 78 were evaluable for response. These patients were heavily pretreated with progressive, relapsed and/or refractory AML, most with three or more prior treatment regimens. These patients typically received between 16.8-70mg/m2 of selinexor in a four-week cycle, with lower doses initially given ten times per cycle and higher doses given twice weekly. Of these 78 evaluable patients, the complete response rate with or without full hematologic recovery was 10%. Forty-five patients (58%) experienced SD and the disease control rate, or DCR, across the evaluable patients was 68% (53 of 78 patients). Responses were observed across multiple genetic subtypes of AML. Higher doses of selinexor were associated with greater reductions in bone marrow blast counts, which were also observed across different AML subtypes.

Advanced or Metastatic Solid Tumor Malignancies

Solid tumors represent the vast majority of cancer incidences. The International Agency for Research on Cancer estimates that approximately 13.1 million adults were diagnosed with solid tumor malignancies worldwide in 2012. Given this large patient population and the mechanistic activity of selinexor that makes it potentially suitable for treating any type of cancer, we are developing selinexor to potentially play a meaningful role across multiple solid tumor indications, either alone or in combination as a backbone therapy. We have seen encouraging single agent data for selinexor in a variety of solid tumors including PRs and durable SD with disease control greater than three months. Our Phase 1b study in patients with liposarcoma and other sarcomas demonstrated durable stable disease with single-agent selinexor, and our Phase 2 studies of selinexor in gynecological malignancies and glioblastoma multiforme, or GBM, also demonstrated anti-cancer activity and disease control. Given the promising single-agent activity in difficult-to-treat indications and the potential to enhance activity in combination with existing therapies, we plan to seek opportunities in unmet needs like endometrial cancer, ovarian cancer and GBM, and to advance combination therapy development with both standard of care and emerging therapies like immune checkpoint inhibitors.

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

In our Phase 1b trial to evaluate the effects of food and formulation on selinexor pharmacokinetics in patients with soft-tissue or bone sarcoma, 31 of 54 sarcoma patients (57%) experienced SD with single-agent selinexor treatment. Of the 18 patients with liposarcoma, 14 (78%) experienced SD and eight (44%) experienced SD of four months or longer. Fifteen of these 18 patients with liposarcoma had dedifferentiated liposarcoma. Of these 15 patients with dedifferentiated liposarcoma, 13 (87%) experienced SD and seven (47%) experienced SD of four months or longer. In addition, in patients with previously treated liposarcoma, PFS on selinexor was longer than the patient’s most recent anti-cancer regimen.

In light of the Phase 1b data, we designed the Selinexor in Advanced Liposarcoma, or SEAL, study, a multi-center, randomized, double-blind, placebo-controlled Phase 2/3 clinical trial evaluating single-agent oral selinexor in patients with advanced unresectable dedifferentiated liposarcoma who received at least one line of prior systemic therapy. Patients will be randomized to receive either 60mg of selinexor or placebo given twice weekly until progression or intolerability. The Phase 2 portion of the study has been fully enrolled with 50 patients and enrollment may begin in the Phase 3 portion following an interim analysis. The study design, including the primary endpoint of PFS, was acceptable to the FDA and will be evaluated for futility in an interim analysis of the Phase 2 portion of this study, which we expect to occur during the middle of 2017. Tumor response will be assessed according to the World Health Organization response criteria.

SIGN: Phase 2 Clinical Trial of Selinexor in Gynecological Malignancies

The SIGN study is a Phase 2, open-label study of efficacy and safety of oral selinexor in patients with heavily pre-treated, progressive gynecological cancers. In October 2016, we presented updated data at the European Society of Medical Oncology, or ESMO, 2016 annual meeting that showed selinexor’s promising anti-tumor activity and disease control in gynecological malignancies. Of the 59 evaluable patients with ovarian cancer, 29 met the primary endpoint (8 patients (14%) achieved a confirmed PR and 21 patients achieved stable disease for at least 12 weeks, or SD≥12 weeks), for a DCR of 49%. Median PFS for the ovarian cancer arm was 3 months and median OS was 7 months. Of the 20 evaluable patients with endometrial cancer, 9 met the primary endpoint (3 confirmed PRs and 6 with SD≥12 weeks), for a DCR of 45%. Median PFS for the endometrial cancer arm was 3 months and median OS was 8 months. Across all arms, the most common grade 2 or 3 AEs were fatigue, nausea, anemia, anorexia, vomiting, weight loss and thrombocytopenia, which were manageable with supportive care. Notably, Grade 3 AEs were significantly reduced in patients with ovarian cancer receiving once weekly dosing compared to twice weekly dosing. One incidence of grade 4 thrombocytopenia without bleeding was also reported. For the 44 patients who met the DCR criteria, the median time on study was 20 weeks. Fifteen patients remained on single-agent selinexor for greater than 6 months, including 4 patients continuing on treatment for greater than 12 months.

An investigator-sponsored Phase 3 randomized double-blinded maintenance study in advanced or recurrent endometrial cancer is in development and expected to initiate enrollment in late 2017.

KING: Phase 2 Clinical Trial of Selinexor in Glioblastoma Multiforme

The KING study is a Phase 2 study evaluating the efficacy and safety of oral selinexor in patients with recurrent GBM. In June 2016, we presented data at the American Society of Clinical Oncology Annual Meeting where we showed that single-agent oral selinexor demonstrated anti-tumor activity in patients with glioblastoma that recurred after temozolomide and radiation therapy, including selinexor brain penetration at clinically relevant levels, leading to durable anti-cancer activity and disease control of up to 6 months. Specifically, data as of May 23, 2016 from 33 surgically ineligible patients with GBM that progressed after treatment with temozolomide and radiation showed that selinexor dosed twice weekly at 50 mg/m2 demonstrated anti-tumor activity with a 12% ORR (PR or better) and a 33% DCR (SD or better) with durability of up to six months in two patients. The most common AEs were thrombocytopenia, fatigue, anorexia, and nausea.

Investigator-Sponsored Trials

Investigator-sponsored clinical trials are evaluating the safety and efficacy of selinexor as a single agent and in combination with existing therapies: (i) selinexor and standard capecitabine-based chemoradiation as a neoadjuvant treatment in locally advanced rectal cancer, (ii) selinexor, paclitaxel and carboplatin in ovarian or endometrial malignancies, (iii) selinexor and mFOLFOX6 in metastatic colorectal cancer, (iv) selinexor and standard chemotherapy agents in advanced solid tumors, (v) selinexor in metastatic castration resistant prostate cancer, (vi) selinexor in unresectable melanoma, (vii) selinexor in genomic profiling and matched therapy for recurrent or metastatic salivary gland neoplasms, (viii) selinexor in Asian patients with advanced malignancies and (ix) selinexor in recurrent refractory pediatric solid tumors.

Company-Sponsored Phase 1 Clinical Trial Data

The primary objectives of our Phase 1 dose escalation trial in solids tumors were to determine the safety, tolerability and recommended Phase 2 dose of oral selinexor. All patients entered the study with advanced or metastatic solid tumor cancers relapsed or refractory after multiple previous treatments and objectively progressing on study entry. These patients were dosed 3-85mg/m2 (equivalent to approximately 5-145mg) of oral selinexor over a four-week cycle, with lower doses initially given ten times per cycle and higher doses given twice weekly. Response evaluation was done every two cycles in accordance with RECIST criteria.

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

KPT-8602

KPT-8602 is a second generation SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. Most of the key tumor suppressor proteins, or TSPs, are cargos of XPO1. Inhibition of XPO1 by KPT-8602 sequesters TSPs in the nucleus where they can carry out their normal functions, including evaluating the cell’s genome for damage. KPT-8602 and other SINE compounds are not intrinsically cytotoxic. Rather, they can restore the highly effective tumor suppressing pathways that lead to selective elimination of genomically damaged or neoplastic cells. Cancer cells with damaged genomes are induced to undergo apoptosis. Normal cells, with an intact genome, remain in a transient, reversible cell cycle arrest until the export block is relieved. Tumors of hematopoietic lineage are particularly susceptible to apoptosis induction by XPO1 inhibition while normal hematopoietic cells are largely spared.

KPT-8602 differs from selinexor primarily because it has much lower penetration into the brain, and may therefore cause fewer side effects such as nausea, fatigue and anorexia. Following oral administration, animals treated with KPT-8602 show lower percentage of body weight loss and improved food consumption, as well as less “fatigue behavior”, in comparison to animals similarly treated with selinexor. This allows more frequent dosing of KPT-8602, enabling a longer period of exposure at higher levels than is possible with selinexor. In many preclinical model systems, the more intensive dosing regimen leads to superior efficacy in comparison to selinexor treatment. As a result, we believe that KPT-8602 represents a second generation SINE compound and are evaluating safety, tolerability and efficacy in humans.

Following the completion of toxicology studies, we filed an IND for KPT-8602 with the FDA in November 2015 and initiated our first-in-humans Phase 1/2 clinical trial for KPT-8602 in patients with relapsed/refractory multiple myeloma in January 2016. In December 2016, we reported preliminary data from the ongoing Phase 1/2 study demonstrating good tolerability, with low levels of nausea, anorexia and fatigue, as well as early signals of anti-myeloma activity. The study protocol is being amended to include patients with myelodysplastic syndromes, heavily preatreated colorectal cancer and castrate-resistant prostate cancers. We expect to report topline data from the new cancers being treated in this study in early 2018.

KPT-9274

In addition to our SINE compounds, we also investigate XPO1 cargo proteins and their role in the cell cycle and cell division. As part of this investigation, we have identified several XPO1 cargo proteins whose inhibition leads to the selective death of cancer cells. One of the XPO1 cargo proteins that we identified was p21-activated kinase 4, or PAK4. PAK4 is a signaling protein regulating numerous fundamental cellular processes, including several involved in the development of cancer. PAK4 interacts with many key signaling molecules involved in cancer such as beta-catenin, CDC42, Raf-1, BAD and myosin light chain. Based on this biology, we used our drug discovery and optimization expertise to identify oral small molecule modulators of PAK4. Our oral PAK4 allosteric modulators have shown broad evidence of anti-cancer activity against hematological and solid tumor malignant cells while showing minimal toxicity to normal cells in vitro. In mouse and rat xenograft studies, our PAK4 inhibitors given orally have shown evidence of anti-cancer activity and tolerability. To our knowledge, we are the only company with an allosteric, PAK4 specific inhibitor currently in Phase 1.

Recently, we identified an additional target for our clinical candidate KPT-9274 known as NAMPT (Nicotinamide phosphoribosyltransferase; also known as PBEF or Visfatin). NAMPT is a pleiotropic protein with multiple intra- and extra-cellular functions that can be found in complex with PAK4 in the cell. NAMPT is of interest as an oncology target because it catalyzes the rate-limiting step in one of the two intracellular salvage pathways that generate nicotinamide adenine dinucleotide, or NAD. NAD is a universal energy- and signal-carrying molecule involved in mitochondrial function and energy metabolism, as well as other functions.

KPT-9274 is a first-in-class orally bioavailable small molecule that is a non-competitive dual modulator of PAK4 and NAMPT. Co-inhibition of these targets leads to synergistic anti-tumor effects through energy depletion, inhibition of DNA repair, cell cycle arrest, inhibition of proliferation, and ultimately apoptosis. Normal cells are more resistant to inhibition by KPT-9274 due in part to their relative genomic stability and lower metabolic rates. Hematologic and solid tumor cells become dependent on both PAK4 and NAMPT pathways and are therefore susceptible to single-agent cytotoxicity by KPT-9274. We are planning to develop KPT-9274 for a variety of neoplastic disease indications. Following the completion of IND-enabling toxicology studies, we filed an IND in February 2016 and initiated a first-in-humans Phase 1/2 open-label clinical trial evaluating the safety, tolerability, and efficacy of KPT-9274 in patients with advanced solid malignancies or non-Hodgkin’s lymphoma. We expect to report topline safety and tolerability data from this study during 2017.

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

Several different dog tumor cell lines, including those derived from lymphomas, exhibited growth inhibition and apoptosis in vitro upon exposure to nanomolar concentrations of verdinexor. Data from a Phase 1 clinical trial of verdinexor as well as dose expansion study involving pet dogs with cancer, primarily with lymphoma, show efficacy of verdinexor to treat dogs with lymphoma. Side effects included anorexia, weight loss, vomiting and diarrhea and were manageable with dose modulation and supportive care. We conducted an owner observation-based survey and the data indicated that the overall quality of life did not change significantly in dogs treated with verdinexor. Based on these findings, a Phase 2b clinical trial, intended to support regulatory approval under the MUMS designation in the United States, was performed in 58 pet dogs with either newly-diagnosed or first relapse after chemotherapy lymphomas. In this Phase 2b clinical trial, Verdinexor was administered initially at doses ranging from 25mg/m2 to 30mg/m2 two or three days per week. Minimal or no supportive care was given. The total CRs and PRs of the 58 dogs was 34%, with one CR and 19 PRs. An additional 33 of 58 dogs (57%) experienced SD for at least four weeks. The median time to disease progression was approximately five weeks, with 20 dogs (34%) remaining on study for longer than eight weeks. A few dogs that received verdinexor in the Phase 1 or 2b studies remained on therapy for longer than eight months.

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

Our Non-Oncology Drug Candidates

Verdinexor (KPT-335): Oral SINE Compound for Viral Indications

Verdinexor (KPT-335) is an oral SINE compound and our lead compound that is being evaluated as a potential therapy for viral indications in addition to the canine lymphoma indication described above. Several viruses exclusively utilize XPO1 to shuttle cargos necessary for virion assembly such as viral ribonucleoproteins, or vRNA, and proteins from the nucleus to the cytoplasm. Due to the stability of host gene targets compared to viruses which rapidly adapt for best fitness in hosts, targeting host genes also offers an approach to limit drug resistance. We have observed that SINE compounds mediate the inhibition of the nuclear export of influenza vRNP, leading to suppression of in vitro and in vivo replication of both A and B influenza strains. We have also observed potent activity of verdinexor across a broad panel of strains, including avian influenzas H5N1 and H7N9. Orally administered verdinexor showed activity in a therapeutic regimen against an H1N1 influenza strain in ferrets and mice with a reduction in lung viral titer to a similar extent as neuraminidase inhibitors such as oseltamivir (Tamiflu®). In contrast to existing anti-influenza agents, however, verdinexor also reduced the expression of the pro-inflammatory cytokines IFN-g, IL-1b, IL-6 and TNF-a in H1N1-infected mouse lungs, allowing for the possibility that verdinexor could reduce “flu-like symptoms” and potentially severe inflammatory reactions, which can be fatal in human infections. In addition, KPT-335 shows activity against influenza strains resistant to neuraminidase inhibitors.

Based upon the anti-influenza activity of verdinexor in animal models, we believe that verdinexor has the potential to serve as an effective antiviral and anti-inflammatory therapy for influenza. In 2015, we conducted a randomized, double-blind, placebo-controlled, dose-escalating Phase 1 clinical trial of verdinexor in healthy human volunteers in Australia. This study was designed to evaluate the safety and tolerability of verdinexor in healthy adult subjects. Verdinexor was found to be generally safe and well tolerated. Mild to moderate AEs of similar number and grade as placebo were reported, and no serious or severe AEs were observed. We plan to continue to explore strategies to pursue the clinical development of verdinexor as a treatment for influenza, including potentially partnering with a collaborator or through government-funded grant or contract opportunities. In addition, preclinical data also show efficacy of verdinexor and related SINE compounds in models of multiple additional viruses that utilize XPO1, including HIV.

KPT-350: Oral SINE Compound for Neurological, Inflammatory and Autoimmune Indications

KPT-350 is an IND-ready oral SINE compound with a preclinical data package supporting potential efficacy across a number of neurological, autoimmune and inflammatory conditions. XPO1 mediates the nuclear export of multiple proteins that impact neurological, autoimmune and inflammatory processes. Consequently, inhibition of XPO1 by KPT-350 results in a reduction in autoimmunity and inflammation and an increase in anti-inflammatory and neuroprotective responses. KPT-350 penetrates the blood brain barrier, or BBB, to a greater degree than other SINE compounds. Preclinical data generated largely by external collaborators show efficacy of orally-administered KPT-350 and related SINE compounds in animal models of amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, traumatic brain injury, or TBI, epilepsy, systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA.

The ability of KPT-350 to affect TBI outcome was evaluated in three different rat models of TBI that are designed to mimic the heterogeneity of TBI observed in clinical practice: unilateral cortical (brain) injury, bilateral cortical injury, and fluid percussion injury models. In these studies, KPT-350 was administered orally with various dosing regimens from two to 72 hours post-injury. Efficacy was observed in each of the models, involving amelioration of TBI-induced cognitive and motor deficits. This functional activity was accompanied by KPT-350-mediated reduction of TBI lesion size, enhanced neuronal survival and suppression of inflammatory markers. We believe this indicates KPT-350 exerted a neuroprotective effect to prevent permanent neuronal loss due to the blunt force injury and subsequent inflammatory and neurotoxic effects. Importantly, KPT-350 was effective even when treatment was initiated at 72 hours post injury. KPT-350 was also found to ameliorate corticospinal fluid leakage (signifying blood-brain barrier breakdown) associated with TBI, which has anti-inflammatory consequences independent of the other mechanisms of KPT-350 activity.

The neuroprotective effect of KPT-350 was further evaluated in neurotoxicity models of TNFalpha- and glutamate-induced neurotoxicity in primary rat cortical neurons, believed to be relevant to MS. Treatment with KPT-350 prevented reductions in mitochondrial velocity and length, prevented reductions in spare respiratory capacity, a measure of neuron capacity, and prevented neurite beading, an overall indicator of neuronal dysfunction. In the standard murine EAE model of MS, KPT-350 treatment reversed hind-limb paralysis and spinal cord inflammatory lesions consistent with true neuroprotective effects. We also tested KPT-350 in a TDP-43 adeno-associated virus or AAV rat model of ALS to determine if the compound could protect against TDP-43-induced neuro-toxicity and motor impairments. KPT-350 (7 mg/kg) or vehicle solution was administered orally twice weekly for three weeks followed by evaluation by the hang test, an assessment of grip strength Animals in the TDP/KPT-350 group had improved grip strength on the hang test, similar to healthy animals and higher than animals in the vehicle control group. Additional preclinical studies were run to evaluate the safety and efficacy of KPT-350 in a pilocarpine model of chronic seizures in mice. In this study, 24 epileptic mice were treated with KPT-350. In six (25%) of the mice, seizure activity was eliminated entirely and all mice had at least a 50% reduction in seizure activity.

Our SINE compounds have also shown broad evidence of anti-inflammatory activity across various preclinical models suggesting that SINE compounds have multiple anti-inflammatory effects. Nuclear factor kB, or NF-kB, is a protein found in the nucleus that binds DNA and drives the expression of genes involved in many types of inflammation. In cells, NF-kB can be inhibited by another protein called IkB, or Inhibitor of NF-kB, that binds to NF-kB and prevents NF-kB from binding to DNA and activating inflammatory effects. When inflammation occurs, XPO1 transports IkB out of the nucleus into the cytoplasm where it cannot inhibit NF-kB activity. When KPT-350 or a similar SINE compound inhibits XPO1, IkB export to the cytoplasm is blocked and IkB accumulates in the nucleus. The IkB in the nucleus binds to NF-kB and blocks its inflammatory (transcriptional) activity. KPT-350 or a similar SINE compound also increase the concentrations of other natural (endogenous) inhibitors of NF-kB in the nucleus, including FOXO3a and COMMD1 proteins. Thus, XPO1 inhibition with oral SINE compounds leads to potent, multifaceted inhibition of the potent inflammatory mediator NF-kB in a unique fashion.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our drug candidates. As of March 1, 2017 , we were the sole owner of nine patents in the United States and we had 16 pending patent applications in the United States, one of which is co-owned with a third party, eight pending international applications filed under the Patent Cooperation Treaty (PCT), twenty-one granted patents and 139 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. The technology underlying such pending patent applications has been developed by us and was not acquired from any in-licensing agreement.

The intellectual property portfolios for our key drug candidates as of March 1, 2017 are summarized below.

•	Selinexor (KPT-330): Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor, as well as methods of making selinexor, and consists of two issued U.S. patents (one patent is specific to selinexor, and the other patent covers both selinexor and verdinexor), seven issued foreign patents, 40 pending foreign patent applications, two pending U.S. non-provisional application, one directed to polymorphs of selinexor, and three pending U.S. provisional patent applications, one of which is co-owned with a third party. Any patents that may issue in the United States as part of our selinexor patent portfolio, with the exception of a patent directed to the polymorphs of selinexor, will expire in 2032, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trademark Office, or USPTO, or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire in 2032. Any patents that may issue in the United States directed to the polymorphs of selinexor will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patent issued in foreign jurisdictions will likewise expire in 2035. If non-provisional patent applications claiming the benefit of the three pending U.S. provisional patent applications referenced above are filed in 2017, any patents that may issue from such applications will expire no earlier than 2037.

•	Selinexor (Wound Healing): Our patent portfolio covering selinexor for wound healing, including acute and chronic wounds, burns and scars, covers methods of using selinexor or verdinexor for wound healing, including systemic and topical uses, and consists of one pending U.S. application and one pending European application. Any patents that may issue in the United States will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delay by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in Europe will likewise expire in 2034.

•	Verdinexor (KPT-335): Our selinexor patent portfolio described above, with the exception of the applications directed to polymorphs of selinexor, also covers both the composition of matter and methods of use of verdinexor, as well as methods of making verdinexor. There are two issued U.S. Patents that cover verdinexor. One patent is specific to verdinexor and the other patent covers both verdinexor and selinexor (also referenced above with respect to selinexor).

•	KPT-350: Our KPT-350 patent portfolio covers both the composition of matter and methods of use of KPT-350, and consists of two issued U.S. patents, three pending non-provisional U.S. patent applications, one pending U.S. provisional patent application, 24 pending foreign patent applications and two foreign patents. Any patents that may issue in the United States as part of our KPT-350 patent portfolio will expire in 2033, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2033. If a non-provisional patent application claiming the benefit of the U.S. provisional patent application referenced above is filed in 2017, any patents that may issue from the non-provisional application will expire no earlier than 2037.

•	KPT-8602: Our KPT-8602 patent portfolio covers both the composition of matter and methods of use of KPT-8602, and consists of one pending non-provisional U.S. patent application, 21 pending foreign patent applications and two pending U.S. provisional patent applications. Any patents that may issue in the United States as part of our KPT-8602 patent portfolio will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2034. If non-provisional patent applications claiming the benefit of the two pending U.S. provisional applications referenced above are filed in 2017, any patents that may issue from such applications will expire no earlier than 2037.

•	PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of nine patent families with three pending U.S. non-provisional patent applications, 23 pending foreign patent applications and six pending PCT applications in total. The PCT Applications provide the opportunity for seeking protection in all PCT member states. Any patents that may issue in the United States based on the pending U.S. non-provisional applications will expire in 2033 for the earliest filed application and 2034 for the remaining applications, one of which covers the composition of matter and methods of use of KPT-9274, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2033 and 2034. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 21 countries/regions. Any patents that may issue in the United States based on the pending PCT applications will expire in 2035 for the earliest filed application and 2036 for the remaining applications, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2034 and 2035, respectively.

In addition to the patent portfolios covering our key drug candidates, as of March 1, 2017, our patent portfolio also includes three patents (U.S. Patent Nos. 8,513,230, 9,303,000 and 9,550,757) and seven granted foreign patents and pending patent applications in both the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics. We also filed three Intent to Use Trademark Applications on August 29, 2013 covering our name, our logo and the two used together. Marks for the name and name and logo together were registered in the United States on January 20, 2015 as Registration Nos. 4,676,255 and 4,676,226. The mark for our logo was registered in the United States on February 24, 2015 as Registration No. 4,693,100. We also have six pending Intent to Use Trademark Applications in the United States that we filed in 2014 and 2015, five for drug names for selinexor and one for SINE, all of which have been allowed by the USPTO, and a registration for PORE for our online portal. We also filed applications for the five drug names outside the United States. From these filings there are five registrations in the European Union. Applications for two of the drug names were filed in 14 other jurisdictions some of which have also proceeded to registration.

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

There are several companies developing or marketing treatments for cancer and the other indications on which we currently plan to focus, including many major pharmaceutical and biotechnology companies. To our knowledge, only one other company with an XPO1 inhibitor has enrolled patients in clinical trials at the present time. Stemline Therapeutics, Inc. announced in January 2015 that it had exclusively licensed the rights to develop and commercialize SL-801, an oral XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND and planned initiation of a clinical development program in multiple cancer types and, in February 2017, it announced the enrollment of patients in a Phase 1 dose escalation study of SL-801.

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

Several other anti-cancer agents are in late-stage development for the treatment of patients with MM such as vorinistat (Zolinza®, Merck), plitidepsin (PharMar), masitinib (AB Sciences), pembrolizumab (Keytruda® Merck), nivolumab (Opdivo® BMS), filanesib (Array Biopharma), and ricolinostat (Celegene).

Non-Hodgkin’s Lymphoma (NHL)

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab (Rituxan®, Roche). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used. Newer targeted agents such as the BTK inhibitor ibrutinib (Imbruvica®, Pharmacyclics) and the immunomodulatory drug lenalidomide (Revlimid®, Celgene) have shown activity in DLBCL. There are also a number of other widely used anti-cancer agents that have broad labels which include NHL, and some of these are being evaluated alone or in combination for the treatment of patients with DLBCL that have relapsed after treatment with chemotherapy. Other anti-cancer agents are also being evaluated in the treatment of DLBCL, including but not limited to, obinutuzumab (Gazyva®, Roche) everolimus (Afinitor®, Novartis), lenalidomide (Revlimid®, Celgene), ofatumumab (Arzerra®, GSK), ibrutinib (Imbruvica®, Pharmacyclics), venetoclax (Abbvie), acalabrutinib (Acerta Pharma), nivolumab (Opdivo®, BMS) and brentuximab vedotin (Adcetris®, Seattle Genetics). In addition, chimeric antigen receptor T-cell therapies or CAR-T therapies, are currently in clinical development for the treatment of DLBCL by companies including Novartis, Juno and Kite, and may present future competition.

Acute Myeloid Leukemia (AML)

Patients with AML typically are treated with intensive multi-agent chemotherapy, and high risk patients who enter remission and have a matched donor often receive an allogeneic stem cell transplant. Because these chemotherapy regimens have marked toxicities, elderly patients with AML are often treated with less intensive chemotherapy regimens or drugs called hypomethylating agents such as decitabine (Dacogen®, Otsuka) or azacitadine (Vidaza®, Celgene). Once elderly patients with AML experience disease progression on their initial treatment, their expected survival is very poor. Because of their advanced age, multiple other medical conditions and requirements for multiple other drugs, the treatment of relapsed and/or refractory AML in elderly persons is complicated. Three new therapies for specific subsets of AML patients may be approved in 2017. Novartis submitted an NDA in late 2016 for midostaurin as a first line treatment in combination with 7+3 in patients with FLT3 mutations. The FDA has granted priority review, and an approval is anticipated mid-year. Jazz Pharmaceuticals initiated a rolling NDA submission for Vyxeos/CPX-351 (cytarabine and daunorubicin liposome injection) in September 2016 with plans to complete the submission in early 2017 and request a priority review. Vyxeos was granted Breakthrough Therapy Designation for adults with therapy-related AML (tAML) or AML with myelodysplasia-related changes. In addition, Celgene submitted an NDA for the IDH2m inhibitor AG-221 (enasidenib) in patients with relapsed/refractory AML based on data from its ongoing Phase I/II study (NCT01915498) of enasidenib in patients with IDH2m+ hematologic malignancies. A number of additional anti-cancer agents (often in combination) are being investigated in this population, including but not limited to, quizartinib (Daiichi Sankyo), volasertib (Boehringer Ingelheim), SGI-110 (Otsuka/Astex),AG-221 (Agios), venetoclax (Abbvie), SGN-CD33A (Seattle Genetics).

Competition with XPO1 Inhibitors

Drug compounds currently in preclinical studies, if developed and approved, could also be competitive with our drug candidates, if approved. In January 2015, Stemline Therapeutics, Inc. announced that it had exclusively licensed the rights to develop and commercialize SL-801, an XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND application and planned initiation of a clinical development program in multiple cancer types and, in February 2017, it announced the enrollment of patients in a Phase 1 dose escalation study of SL-801. Additionally, Kosan Biosciences Inc. (acquired by Bristol-Myers Squibb Company) has evaluated compounds derived from leptomycin B in preclinical studies. To our knowledge, the Kosan compounds are not currently being developed and have never entered human studies.

With respect to indications other than cancer, there are many currently-marketed therapies and drugs in late-stage clinical development to treat non-oncology indications on which we plan to initially focus development of our XPO1 inhibitors. However, to our knowledge, there are no other XPO1 inhibitors in clinical development for the treatment of any diseases other than cancer, including indications such as autoimmune and inflammatory diseases or wound healing. There is no published information on the use of the preclinical compounds that have been developed by Kosan Biosciences or CanBas Co. in models other than cancer.

Competition with PAK4/NAMPT Dual Inhibitors

Our first-in-class PAK4/NAMPT dual inhibitor KPT-9274, if developed and approved, would compete with currently-marketed therapies and drugs in clinical development to treat cancer. However, there are currently no marketed therapies that selectively target PAK4 and/or NAMPT. Pfizer Inc. developed PF-03758309, a non-selective PAK inhibitor, meaning that this compound inhibited several of the PAK family members, and not solely PAK4, through Phase 1 clinical development, but that compound had poor oral bioavailability in both animals and humans and, to our knowledge, development has been discontinued. We are aware that PAK4 biology is being evaluated preclinically by AstraZeneca plc and Genentech, Inc. (acquired by Roche Holding AG). We are not aware of any PAK4 inhibitors that are in clinical development at the present time.

In addition to KPT-9274, we are aware of three NAMPT inhibitors that have advanced into human clinical trials. These compounds include GMX1778 (also known as CHS-828), GMX1777 (water-soluble derivative of GMX1778), and APO866 (also known as FK866 and WK175). To our knowledge development of these inhibitors were discontinued. We are aware that NAMPT biology is being evaluated by Genentech, Inc., Eli Lilly & Company, Millennium/Takeda Pharmaceutical Company Ltd., OncoTartis, Inc., Aurigene Discovery Technologies Limited, and at some academic institutions. We are not aware of any other NAMPT inhibitors in clinical development.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, a NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, FDA, and FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Once all data have been submitted and reviewed for each technical section—safety, efficacy and CMC—the CVM will issue a technical section complete letter as each section review is completed. When the three letters have been issued, the applicant will compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these as an administrative NADA for CVM review. Generally, if there are no deficiencies in the submission, the NADA will be issued within four to six months after submission of the administrative NADA. This review will be conducted according to timelines specified in the Animal Drug User Fee Act. The FDA’s basis for approving a NADA is documented in a Freedom of Information Summary. Post-approval monitoring of products is required by law, with reports being provided to the CVM’s Surveillance and Compliance group. Reports of product quality defects, AEs or unexpected results must also be produced in accordance with the relevant regulatory requirements.

Employees

As of March 1, 2017, we had 108 full-time employees, 76 of whom were primarily engaged in research and development activities and 23 of whom had an M.D. or Ph. degree.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of March 1, 2017:

Name	Age	Position
Michael G. Kauffman, M.D., Ph.D.	53	Chief Executive Officer and Director
Sharon Shacham, Ph.D., M.B.A.	46	President and Chief Scientific Officer
Justin A. Renz, C.P.A., M.S.T., M.B.A.	45	Executive Vice President, Chief Financial Officer and Treasurer
Ran Frenkel, RPh.	48	Chief Development Operations Officer
Christopher B. Primiano, J.D., M.B.A.	36	Senior Vice President, Operations, Business Development, General Counsel and Secretary

Michael G. Kauffman, M.D., Ph.D. Dr. Kauffman has served as Karyopharm’s Chief Executive Officer since January 2011 and has been one of our directors since 2008. Dr. Kauffman co-founded Karyopharm with Dr. Sharon Shacham in 2008 and served as our President from January 2011 to December 2013 and as Chief Medical Officer from December 2012 to December 2013. Prior to joining Karyopharm, he was Chief Medical Officer of Onyx Pharmaceuticals Inc., a biopharmaceutical company, from November 2009 to December 2010. From November 2008 to November 2009, Dr. Kauffman was Chief Medical Officer of Proteolix Inc., which was acquired by Onyx Pharmaceuticals. At Proteolix, he led the development of Kyprolis® (carfilzomib), a novel proteasome inhibitor approved in refractory myeloma by the FDA in July 2012. Dr. Kauffman was an operating partner at Bessemer Venture Partners from 2006 to 2008, where he led investments in biotechnology companies. From 2006 to 2008, he was President and Chief Executive Officer of Epix Pharmaceuticals, Inc., a biopharmaceutical company that underwent liquidation proceedings through an assignment for the benefit of creditors under Massachusetts law in 2009. Dr. Kauffman was President and Chief Executive Officer of Predix Pharmaceuticals, Inc., a private biopharmaceutical company focused on G protein-coupled receptors (GPCR), from 2002 until its merger into Epix Pharmaceuticals in 2006. In that role, he led the merger of Predix Pharmaceuticals and Epix Pharmaceuticals, oversaw the discovery and development of four new clinical candidates and led collaboration transactions with Amgen and GlaxoSmithKline. From March 2000 to September 2002, Dr. Kauffman was Vice President, Clinical at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he led the Velcade® development program. From September 1997 to March 2000, Dr. Kauffman held a number of senior positions at Millennium Predictive Medicine, Inc., a biopharmaceutical company and a subsidiary of Millennium Pharmaceuticals, where he led the discovery and development of novel molecular diagnostics for major cancers, including melanoma, and led transactions with Becton-Dickenson and Bristol Myers Squibb. From August 1995 to September 1997, Dr. Kauffman held a number of senior positions at Biogen Idec, Inc., a biopharmaceutical company, where he led the clinical development of anti-CD40L antibodies in autoimmune and inflammatory diseases, and acted as the main medical advisor to the Biogen business development group. Dr. Kauffman currently serves on the board of directors and compensation committee of Verastem Inc., a public biopharmaceutical company. Dr. Kauffman previously served on the board of directors and compensation and audit committees of Zalicus Inc., a biotechnology company. Dr. Kauffman received his B.A. in Biochemistry from Amherst College and his M.D. and Ph.D. from Johns Hopkins Medical School, and he trained in internal medicine and rheumatology at Beth Israel (now Beth Israel Deaconess Medical Center) and Massachusetts General Hospitals. He is board certified in internal medicine.

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

Justin A. Renz, C.P.A., M.S.T., M.B.A. Mr. Renz joined Karyopharm in August 2014 as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Karyopharm, Mr. Renz served most recently as Executive Vice President, Chief Financial Officer and Treasurer at Zalicus Inc. (formerly CombinatoRx, Inc.), a biopharmaceutical company, which he joined in September 2006. Mr. Renz led core business and finance functions at Zalicus, oversaw multiple rounds of equity and debt financing and led the company’s asset monetization strategy. More recently, Mr. Renz was instrumental in the reverse merger and sale of Zalicus to EPIRUS Biopharmaceuticals Inc. in July 2014. Prior to Zalicus, Mr. Renz served in senior finance and accounting roles at Serono, Inc. and Coley Pharmaceutical Group, Inc. Earlier in his career, Mr. Renz held increasingly senior finance positions at ArQule, Inc. and Millipore Corporation. Mr. Renz began his career with

Arthur Andersen LLP in 1993. Mr. Renz received a B.A. in Economics and Accounting from the College of the Holy Cross, an M.S. in Taxation from Northeastern University and an M.B.A. from Suffolk University.

Ran Frenkel, RPh. Mr. Frenkel was appointed Executive Vice President, Worldwide Development Operations of Karyopharm in October 2014 and was appointed Chief Development Operations Officer in January 2015. Prior to joining Karyopharm, Mr. Frenkel held a number of senior management roles in Europe, Israel and the United States, most recently as Managing Director EMEA from January 2013 to October 2014 for Clinipace Worldwide, an international clinical research organization, where he had responsibility for the overall management of the organization in Europe, the Middle East and Africa. Prior to becoming Managing Director EMEA, Mr. Frenkel was VP International Business Development at Clinipace Worldwide from July 2011 to January 2013. Prior to joining Clinipace Worldwide, from January 2007 to August 2011, Mr. Frenkel established and managed the Israeli office of PFC Pharma Focus AG, which was acquired by Clinipace Worldwide in 2011, and from 2004 to 2007, he held the position of Managing Director at Actelion Pharmaceuticals with responsibility for all science and business affairs of the company in Israel. Mr. Frenkel received a BPharm from Hebrew University.

Christopher B. Primiano, J.D., M.B.A. Mr. Primiano joined Karyopharm in March 2014 as Vice President, Corporate Development, General Counsel and Secretary and was appointed Senior Vice President, Corporate Development, General Counsel and Secretary in September 2015 and Senior Vice President, Operations, Business Development and General Counsel in November 2016. Prior to joining Karyopharm, Mr. Primiano was a Counsel at Wilmer Cutler Pickering Hale and Dorr LLP, where he had practiced law since October 2012. From August 2010 to August 2012, he served as Vice President, Corporate Development, General Counsel and Secretary of GlassHouse Technologies, Inc., an information technology consulting company, where he led global legal operations and managed asset and subsidiary acquisition and sale activity. Mr. Primiano began his career at Gunderson Dettmer Stough Villeneuve Franklin & Hachigian LLP, where he practiced law from August 2006 to July 2010. Mr. Primiano received a B.A. in Political Economy and English from Georgetown University, an M.B.A. from the Boston College Carroll School of Management and a J.D. from Boston College Law School.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, in 2016 we released top-line interim results from our Selinexor Treatment of Refractory Myeloma (STORM) study. While we believe the results we have observed to date are positive, there can be no assurance that further analysis will confirm our initial observations regarding this interim data or that data from the planned expansion of our STORM study will reflect similar results.

In addition, the design of a clinical trial can determine whether its results will support approval of a drug, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support regulatory approval. Further, if our drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

To date, we have had fairly limited discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the STORM, SADAL and SEAL studies currently underway. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, is progression free survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

Delays in the achievement of, or failure to achieve, any of the items described above could delay or disrupt our development plans for our drug candidates. For example, following the completion of a Phase 1 study of verdinexor in healthy human volunteers that we conducted in Australia, we filed an IND to evaluate verdinexor for the treatment of influenza. The FDA responded with a request for additional information. While we believe the FDA will find our response satisfactory, there can be no such assurance or assurance that our IND for verdinexor will ultimately be accepted.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

We may seek approval from the FDA or comparable non-U.S. regulatory authorities to use accelerated development pathways for our product candidates, including for selinexor in multiple myeloma. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that we contemplate and that would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if we are able to use an accelerated approval pathway, it may not lead to expedited approval of our product candidates, or approval at all.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we may submit to the European Medicines Agency, or EMA, to support conditional approval of selinexor to treat penta-refractory multiple myeloma. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, or we are otherwise delayed in our ability to conduct clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

Patient enrollment is affected by other factors, including:

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•	patient eligibility criteria for the study in question;

•	competing drugs in clinical development;

•	perceived risks and benefits of the drug candidate under study;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

In addition, in February 2017, following the conclusion of a joint inspection conducted by the U.S. Food and Drug Administration, or FDA, and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. We have implemented corrective actions, preventative actions and other initiatives directed at resolving the deficiencies identified in the Form 483 observations. We provided the FDA with our responses to the Form 483 observations in February 2017.

In March 2017, the FDA notified us that it had placed the clinical trials under our investigational new drug application, or IND, for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. The FDA has requested that we (i) revise relevant sections of our investigator brochure to, among other things, include a summary table of serious adverse events, or SAEs, associated with selinexor that was omitted from the existing version in order to accurately reflect the safety profile of selinexor, (ii) update the description of potential risks in our informed consent documents, and (iii) submit to the FDA recently completed narrative summaries of safety reporting events.

Under the partial clinical hold, new patients may not start treatment on any protocols. Patients who are responding to treatment with selinexor, which includes patients with progressive disease at study entry that currently have stable disease, may continue selinexor therapy after signing the updated informed consent.

As of March 10, 2017, we had provided all requested materials to the FDA that we believe are required to lift the partial clinical hold. The FDA has 30 days from the date of its receipt of our submission to notify us if the partial hold is lifted. While we believe that we have addressed the FDA’s requests, the FDA may request additional information or actions in response to our submission or may determine that our response did not satisfactorily address their request. Furthermore, the FDA may require us to implement additional, potentially burdensome procedures or take other actions before it will consider lifting the partial clinical hold, if at all. If we are unable to satisfy any additional requests of the FDA in a timely manner, or at all; or if the FDA does not lift the partial clinical hold in a timely manner, or at all, we would be further delayed or prevented from enrolling patients in our clinical trials for selinexor.

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

As part of the drug discovery and development process, we have used spontaneously occurring pet dog cancers as a surrogate model for human malignancies. Dog lymphomas respond to chemotherapy in a manner similar to their human counterparts (human non-Hodgkin’s lymphomas) and display a comparable genetic profile. The anti-cancer activity of our drug candidate verdinexor (KPT-335) in a Phase 1 clinical trial in dogs with certain lymphomas provided support for our decision to move selinexor, our closely-related human drug candidate, into Phase 1 clinical trials. We conducted a Phase 2b clinical trial of verdinexor in dogs with newly-diagnosed or first time relapse lymphomas. We have received a Minor Use / Minor Species, or MUMS, designation from the Center for Veterinary Medicine of the FDA for the treatment of newly-diagnosed or after first relapse lymphomas in dogs with verdinexor. Our Phase 2b clinical trial was intended to support regulatory approval under the MUMS designation. We submitted, and the FDA accepted, the safety and effectiveness sections of a NADA for verdinexor. If verdinexor fails to show adequate safety or efficacy or is not otherwise viewed positively or if verdinexor is not otherwise approved by the FDA for the treatment of lymphomas in dogs, this may raise questions regarding selinexor because we have used dog cancers as a surrogate model for human malignancies. In such an event, verdinexor’s clinical trial results may cause the FDA or non-U.S. regulatory authorities to require more information, including additional preclinical or clinical data to support approval of selinexor. If the results of the Phase 2b clinical trial of verdinexor fail to demonstrate safety and efficacy to the satisfaction of the FDA or are not otherwise viewed positively, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of verdinexor. In such an event, we also may not be able to realize our potential to generate revenue from the commercialization of verdinexor, either on our own or with a collaborator.

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

Since inception, we have incurred significant operating losses. Our net losses were $109.6 million, $118.2 million and $75.8 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. As of December 31, 2016 and December 31, 2015, we had accumulated deficits of $366.1 million and $256.5 million, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of equity in private placements, our initial public offering, two follow-on offerings of our common stock, and an “at-the-market” offering that we commenced in December 2015 and pursuant to which we may sell additional shares of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are an early-stage company. We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 1 and Phase 2 clinical trials and all of our other drug candidates for the treatment of human disease are in early clinical development or preclinical development. We have not yet demonstrated our ability to successfully complete any late-phase clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is commercially available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Global credit and financial markets have experienced extreme disruptions over some of the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that any deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 30 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Four of our trademarks are registered in the United States. We also have six pending intent-to-use applications that we filed in 2014, which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have five registrations in the European Union, and we filed two applications each in 14 other jurisdictions. Several of those have proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. Currently, we are addressing one refusal in India. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for selinexor in AML, diffuse large B-cell lymphoma, or DLBCL, and multiple myeloma, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

If we, and our future collaborators, are not able to comply with post-approval regulatory requirements, we, and our future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities, and our, or our future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our drug candidates for which we, or our future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market, and we, and our future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown AEs or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and our future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

As of December 31, 2016, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 41,887,829 shares outstanding as of December 31, 2016. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of December 31, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). The use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability prior to the expiration of our net operating loss and tax credit carryforwards.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Newton, Massachusetts, where we lease 46,167 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany.

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

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	High	Low
First Quarter	$13.97	$4.83
Second Quarter	$10.45	$6.63
Third Quarter	$11.41	$6.54
Fourth Quarter	$10.30	$6.27

	Year Ended December 31, 2015
	High	Low
First Quarter	$38.47	$24.35
Second Quarter	$35.65	$24.72
Third Quarter	$27.71	$10.00
Fourth Quarter	$19.41	$10.35

Holders

As of March 1, 2017, there were 13 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from November 6, 2013, the date on which our common stock first began trading on the NASDAQ Global Select Market, through December 31, 2016, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Cumulative Total Return Comparison

	11/6/13	12/31/13	12/31/14	12/31/15	12/31/16
Karyopharm Therapeutics Inc.	100.00	142.80	233.21	82.55	58.57
NASDAQ Composite	100.00	106.84	121.45	128.59	139.77
NASDAQ Biotechnology	100.00	108.50	143.80	152.18	122.48

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Contract and grant revenue	$154	$250	$229	$387	$634

Operating expenses:
Research and development	86,938	97,744	60,127	28,452	14,095
General and administrative	23,948	21,582	15,948	5,885	2,429

Total operating expenses	110,886	119,326	76,075	34,337	16,524

Loss from operations	(110,732)	(119,076)	(75,846)	(33,950)	(15,890)
Other income, net	1,294	895	69	3	2

Loss before income taxes	(109,438)	(118,181)	(75,777)	(33,947)	(15,888)
Provision for income taxes	(139)	—	—	—	—

Net loss	$(109,577)	$(118,181)	$(75,777)	$(33,947)	$(15,888)

Net loss per share—basic and diluted	$(2.92)	$(3.32)	$(2.43)	$(5.59)	$(8.95)

Weighted-average number of common shares used in net loss per share—basic and diluted	37,523,051	35,619,506	31,135,694	6,067,679	1,775,323

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$129,552	$175,633	$205,724	$155,974	$391
Working capital	115,160	162,468	195,450	154,664	(976)
Total assets	180,385	215,443	220,337	158,226	1,311
Total preferred stock and preferred stock subscription	—	—	—	—	27,258
Total stockholders’ equity (deficit)	162,243	198,365	206,794	154,934	(27,877)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 1,900 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several mid- and later-stage clinical trials, including, among others, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with backbone therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma. We plan to initiate the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma in early 2017. We expect to provide data for the SADAL study in early 2017 with final topline data in mid-2018, topline data for the Phase 2 portion of the SEAL study in mid-2017 and topline data from the expanded cohort for the STORM study in early 2018. We are also preparing to establish the commercial infrastructure to support a potential launch of selinexor in North America and Western Europe. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations principally through private placements of our preferred stock and proceeds from our initial public offering and follow-on offerings of common stock.

As of December 31, 2016, we had an accumulated deficit of $366.1 million. We had net losses of $109.6 million, $118.2 million and $75.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have not generated any revenue to date from sales of any drugs.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;

•	the cost of acquiring, developing and manufacturing clinical trial materials, including comparator drugs;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs; and

•	costs associated with preclinical activities and regulatory operations.

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

We estimate the fair value of our options to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected volatility of our stock, (b) the expected term of the option, (c) the risk-free interest rate, and (d) expected dividends. Due to our lack of sufficient history as a public company, we estimate the volatility of our common stock price based on the historical volatility of a group of representative companies that are publicly traded. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. We compute the historical volatility data using the closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our options. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our employee stock options using the “simplified” method pursuant to Staff Accounting Bulletin No., 107 Share-based payments, whereby the expected term equals the average of the vesting term and the original contractual term of the option. For non-employee stock options, we utilize the contractual term of the option. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Contract and grant revenue	$154	$250	$229

Operating expenses:
Research and development	86,938	97,744	60,127
General and administrative	23,948	21,582	15,948

Loss from operations	(110,732)	(119,076)	(75,846)
Other income, net	1,294	895	69

Loss before income taxes	(109,438)	(118,181)	(75,777)
Provision for income taxes	(139)	—	—

Net loss	$(109,577)	$(118,181)	$(75,777)

Comparison of Years Ended December 31, 2016 and 2015

Contract and Grant Revenue. We recognized revenue pursuant to a government grant in 2016 and pursuant to a sponsored research agreement in 2015. Contract and grant revenue for the year ended December 31, 2016 was $0.2 million compared to $0.3 million for the year ended December 31, 2015. The decrease in revenue was the result of recognizing less revenue pursuant to grant funding during the year ended December 31, 2016.

Research and Development Expense. Research and development expense decreased by approximately $10.8 million to $86.9 million for the year ended December 31, 2016 from $97.7 million for the year ended December 31, 2015. The decrease is primarily related to:

•	a decrease of approximately $7.7 million in clinical trial costs, of which $5.9 million relates to selinexor clinical trial costs due to timing of clinical trial enrollment and clinical trial supply work completed in 2015;

•	a decrease of $4.7 million in preclinical efficacy and toxicology study costs;

•	a decrease of $3.2 million in consulting and professional expense, which includes an increase of $0.5 million in stock-based compensation expense related to equity awards granted to non-employees;

•	a decrease of $2.2 million in discovery expense; and

•	a decrease of $1.4 million in travel and collaboration expenses;

•	partially offset by an increase of $7.9 million in personnel costs, primarily due to increased headcount, and an increase of $3.3 million in stock-based compensation expense related to equity awards granted to personnel; and

•	an increase of $0.5 million in occupancy depreciation and other expenses.

General and Administrative Expense. General and administrative expense increased by approximately $2.4 million to approximately $23.9 million for the year ended December 31, 2016 from approximately $21.6 million for the year ended December 31, 2015. The increase is primarily related to:

•	an increase of approximately $3.3 million in personnel costs, primarily due to increased headcount and an increase of approximately $1.5 million in stock-based compensation expense related to equity awards granted to personnel;

•	partially offset by a decrease of approximately $0.6 million in consulting and professional expense; and

•	a decrease of $0.3 million in occupancy, travel and other expense.

Other Income, net. Other income, net increased by approximately $0.4 million to approximately $1.3 million for the year ended December 31, 2016, from $0.9 million for the year ended December 31, 2015. The increase is primarily related to interest income earned on our investments.

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

•	an increase of $10.7 million in personnel costs, primarily due to increased headcount and an increase of $4.6 million in stock-based compensation expense related to equity awards granted to personnel; and

•	an increase of $1.2 million in consulting fees, primarily due to an increase of $4.5 million paid to consultants pertaining to selinexor and other pipeline programs, offset by a decrease of $3.3 million in stock-based compensation expense related to equity awards granted to consultants, primarily due to the lower fair value of our common stock;

•	partially offset by a decrease of $1.1 million in preclinical efficacy and toxicology study costs; and

•	a decrease of approximately $0.8 million in discovery work, including preclinical studies and screening;

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

Other Income, net. Other income, net increased by approximately $0.8 million to approximately $0.9 million for the year ended December 31, 2015, from $0.1 million for the year ended December 31, 2014. The increase is primarily related to interest income earned on our investments.

Liquidity and Capital Resources

To date, we have not generated material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from our initial public offering and follow-on offerings of common stock.

As of December 31, 2016, we had $175.5 million in cash, cash equivalents, restricted cash and short- and long-term investments. In July 2014, we completed a public offering of 2,844,334 shares of our common stock at a public offering price of $42.50 per share. We received net proceeds of approximately $112.8 million, after deducting underwriting discounts, commissions and expenses payable by us. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at public price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us. In December 2015, we entered into a sales agreement (the “Agreement”) relating to an “at-the-market” offering, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 7, 2016, we entered into an amendment to the Agreement pursuant to which we may issue and sell shares of our common stock, having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016. As of December 31, 2016, we had sold an aggregate of 5,766,396 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $50.8 million. There have been no sales pursuant to this “at-the-market” offering during 2017. We expect our existing cash, cash equivalents and short- and long-term investments will enable us to fund our current operating plan and capital expenditure requirements through the end of 2018.

Cash flows

The following table provides information regarding our cash flows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(84,391)	$(94,029)	$(51,447)
Net cash provided by (used in) investing activities	24,595	(90,823)	(67,031)
Net cash provided by financing activities	51,164	92,700	113,121
Effect of exchange rate changes	(63)	(99)	(8)

Net decrease in cash and cash equivalents	$(8,695)	$(92,251)	$(5,365)

Net Cash Used in Operating Activities

Net cash used in operating activities was $84.4 million during the year ended December 31, 2016 compared to $94.0 million during the year ended December 31, 2015. The $9.6 million decrease in cash used in operating activities during the year ended December 31, 2016 was driven primarily by a decrease in our net loss adjusted for non-cash charges and changes in the components of working capital.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $24.6 million during the year ended December 31, 2016 compared to net cash used in investing activities of $90.8 million during the year ended December 31, 2015. The cash provided by investing activities for the year ended December 31, 2016 increased $115.4 million primarily related to a decrease of $170.5 million in purchases of investments and a decrease of $1.3 million in purchases of property and equipment, offset by a $56.5 million decrease in the proceeds from maturities of investments.

Net cash used in investing activities was $90.8 million during the year ended December 31, 2015 compared to $67.0 million during the year ended December 31, 2014. The cash used in investing activities for the year ended December 31, 2015 increased $23.8 million primarily related to an increase of $241.4 million in purchases of investments, offset by a decrease of $1.4 million in purchases of property and equipment related to the renovation of our new office space and a $215.9 million increase in the proceeds from maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $51.2 million during the year ended December 31, 2016 compared to $92.7 million during the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 reflects net proceeds of $50.6 million from the sale of common stock as part of the “at-the-market” offering in 2016 and the proceeds from the exercise of stock options and shares issued under our employee stock purchase plan. The cash provided by financing activities for the year ended December 31, 2015 reflects net proceeds of $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015, net proceeds of $1.5 million from the sale of common stock as part of the “at-the-market” offering in December 2015, and the proceeds from the exercise of stock options and shares issued under our employee stock purchase plan.

Net cash provided by financing activities was $92.7 million during the year ended December 31, 2015 compared to $113.1 million during the year ended December 31, 2014. The cash provided by financing activities for the year ended December 31, 2015 reflects net proceeds of $90.8 million from the sale of common stock as part of a public offering of our common stock in January 2015, net proceeds of $1.5 million from the sale of common stock as part of the at-the-market offering in December 2015, and the proceeds from the exercise of stock options and shares issued under our employee stock purchase plan. The cash provided by financing activities during the year ended December 31, 2014 reflects net proceeds of $112.8 million from the sale of common stock as part of a public offering of our common stock in July 2014, and the proceeds from the exercise of options and shares under our employee stock purchase plan.

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

Due in part to the approximately $50.6 million of net proceeds from our sales of common stock during 2016 pursuant to the “at-the-market” offering, we expect that our existing cash, cash equivalents and short- and long-term investments will enable us to fund our current operating plan and capital expenditure requirements through the end of 2018. We finished 2016 with $175.5 million in cash, cash equivalents, restricted cash and investments. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$8,148	$1,397	$4,253	$2,498	$—
Purchase obligations(2)	—	—	—	—	—

Total contractual cash obligations	$8,148	$1,397	$4,253	$2,498	$—

(1)	Represents future minimum lease payments under our non-cancelable operating lease.
(2)	We enter into agreements in the normal course of business with CROs and CMOs for clinical trials and clinical supply manufacturing and with vendors for preclinical research. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in this table of contractual obligations and commitments.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and 2015, we had cash, cash equivalents, restricted cash and investments of $175.5 million and $210.0 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents or investment portfolio.

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

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear on pages 109 through 114 of this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President, Chief Financial Officer and Treasurer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2017 Proxy Statement. We expect to file our 2017 Proxy Statement with the SEC within 120 days of December 31, 2016.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Karyopharm Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Karyopharm Therapeutics Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts March 16, 2017

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,663	$58,358
Short-term investments	79,889	117,275
Prepaid expenses and other current assets	2,084	1,967

Total current assets	131,636	177,600
Property and equipment, net	2,836	3,483
Long-term investments	45,434	33,878
Restricted cash	479	482

Total assets	$180,385	$215,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,751	$3,808
Accrued expenses	11,362	11,023
Deferred rent	280	206
Other current liabilities	83	95

Total current liabilities	16,476	15,132
Deferred rent, net of current portion	1,666	1,946

Total liabilities	18,142	17,078

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,887,829 and 35,864,765 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	528,617	455,170
Accumulated other comprehensive loss	(274)	(282)
Accumulated deficit	(366,104)	(256,527)

Total stockholders’ equity	162,243	198,365

Total liabilities and stockholders’ equity	$180,385	$215,443

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Contract and grant revenue	$154	$250	$229

Operating expenses:
Research and development	86,938	97,744	60,127
General and administrative	23,948	21,582	15,948

Total operating expenses	110,886	119,326	76,075

Loss from operations	(110,732)	(119,076)	(75,846)
Other income (expense):
Interest income	1,284	897	97
Interest expense	—	—	(1)
Other income (expense)	10	(2)	(27)

Total other income, net	1,294	895	69

Loss before income taxes	(109,438)	(118,181)	(75,777)
Provision for income taxes	(139)	—	—

Net loss	$(109,577)	$(118,181)	$(75,777)

Net loss per share—basic and diluted	$(2.92)	$(3.32)	$(2.43)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	37,523,051	35,619,506	31,135,694

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net loss	$(109,577)	$(118,181)	$(75,777)

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	34	(167)	(22)
Foreign currency translation adjustment	(26)	(86)	(7)

Comprehensive loss	$(109,569)	$(118,434)	$(75,806)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	29,587,258	$3	$217,500	$—	$(62,569)	$154,934
Vesting of restricted stock	155,058	—	305	—	—	305
Exercise of stock options and shares issued under the employee stock purchase plan	112,730	—	284	—	—	284
Stock-based compensation expense	—	—	14,240	—	—	14,240
Issuance of common stock upon public offering, net of issuance costs of $794	2,844,334	—	112,837	—	—	112,837
Unrealized loss on investments	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(75,777)	(75,777)

Balance at December 31, 2014	32,699,380	3	345,166	(29)	(138,346)	$206,794
Vesting of restricted stock	11,410	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	82,661	—	616	—	—	616
Stock-based compensation expense	—	—	17,057	—	—	17,057
Issuance of common stock upon public offering, net of issuance costs of $6,520	2,950,000	—	90,830	—	—	90,830
Issuance of common stock, net of issuance costs of $284	121,314	1	1,501	—	—	1,502
Unrealized loss on investments	—	—	—	(167)	—	(167)
Foreign currency translation adjustment	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(118,181)	(118,181)

Balance at December 31, 2015	35,864,765	4	455,170	(282)	(256,527)	198,365
Vesting of restricted stock	262,125	—	—	—	—	—
Settlements of restricted stock units for tax withholding obligations	(6,526)	—	(39)	—	—	(39)
Exercise of stock options and shares issued under the employee stock purchase plan	122,383	—	630	—	—	630
Stock-based compensation expense	—	—	22,283	—	—	22,283
Issuance of common stock, net of issuance costs of $1,530	5,645,082	—	50,573	—	—	50,573
Unrealized gain on investments	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(109,577)	(109,577)

Balance at December 31, 2016	41,887,829	$4	$528,617	$(274)	$(366,104)	$162,243

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(109,577)	$(118,181)	$(75,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	634	323
Loss on disposal of fixed assets	—	—	50
Net amortization of premiums and discounts on investments	1,199	1,778	2
Stock-based compensation expense	22,283	17,057	14,240
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(120)	(55)	(45)
Other assets	—	500	(470)
Accounts payable	945	(2,426)	4,496
Accrued expenses and other liabilities	368	5,766	4,445
Deferred revenue	—	—	(79)
Deferred rent	(206)	213	1,368
Cash received related to tenant lease incentives	—	685	—

Net cash used in operating activities	(84,391)	(94,029)	(51,447)

Investing activities
Purchases of property and equipment	(70)	(1,416)	(2,834)
Increase in restricted cash	—	(82)	(400)
Proceeds from maturities of investments	159,365	215,867	—
Purchases of investments	(134,700)	(305,192)	(63,797)

Net cash provided by (used in) investing activities	24,595	(90,823)	(67,031)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	50,573	92,084	112,837
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	630	616	284
Settlements of restricted stock units for tax withholding obligations	(39)	—	—

Net cash provided by financing activities	51,164	92,700	113,121

Effect of exchange rate on cash	(63)	(99)	(8)
Net decrease in cash and cash equivalents	(8,695)	(92,251)	(5,365)
Cash and cash equivalents, beginning of period	58,358	150,609	155,974

Cash and cash equivalents, end of period	$49,663	$58,358	$150,609

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$—	$—	$52

Vesting of restricted common stock	$—	$—	$305

Deferred financing costs included in accounts payable and accrued expenses	$—	$26	$274

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

The Company has not generated any revenue from product sales and is subject to a number of risks similar to those of other clinical stage life science companies, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, compliance with government regulations, protection of proprietary technology, dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates.

The Company has generated an accumulated deficit of $366,104 since inception. The Company has financed its operations primarily through private placements of its preferred stock, an initial public offering (“IPO”) completed in November 2013 and two follow-on offerings of common stock as well as an “at-the-market” offering. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the foreseeable future. The Company believes its cash, cash equivalents, and investments as of December 31, 2016 and proceeds from its “at the market” equity offering commenced in December 2015 will be sufficient to allow the Company to fund its current operating plan through the end of 2018.

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

On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, and reported amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The consolidated financial statements at December 31, 2016 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company, incorporated in September 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a limited liability company, registered in Bermuda in March 2015).

Cash and Cash Equivalents

Cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. Cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company does not hold any money market funds with significant liquidity restrictions that would be required to be excluded from cash equivalents.

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

Fair Value Measurements

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented in the consolidated financial statements at amounts that approximate fair value at December 31, 2016 and 2015.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$37,916	$37,916	$—	$—
Investments:
Current:
Corporate debt securities	52,722	—	52,722	—
Commercial paper	24,668	—	24,668	—
U.S. government and agency securities	2,499	—	2,499	—
Non-current:
Corporate debt securities (one to two year maturity)	43,435	—	43,435	—
U.S. government securities	1,999	—	1,999	—

	$163,239	$37,916	$125,323	$—

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

The agreement executed during 2013 includes payments upon the achievement of several development milestones as well as an upfront payment. The Company concluded that the upfront payment of $100 did not represent a substantive milestone. Accordingly, the Company recognized this amount on a straight-line basis from the date when substantive services commenced through the estimated completion of the final milestone. The Company did not recognize revenue under this agreement during the year ended December 31, 2016. During the year ended December 31, 2015, the Company recognized $250 related to this agreement. During the year ended December 31, 2014, the Company recognized $229 related to this agreement, including $79 of the upfront payment and $150 related to other milestones associated with the agreement. There are no future milestones to be met under this agreement.

During 2016, the Company was awarded a government grant from the National Institute of Health. This grant provides the Company with cost reimbursement up to $225 for certain types of expenditures in return for research and development activities over a period of one year. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding. During the year ended December 31, 2016, the Company earned $154 in revenue under this grant. The Company had $154 of receivables from the grant recorded in prepaid expenses and other current assets as of December 31, 2016.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;

•	the cost of acquiring, developing and manufacturing clinical trial materials, including comparator drugs;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources, and currently consists of net loss, unrealized gains and losses on investments and foreign currency translation adjustments.

Foreign Currency Transactions

The functional currency of the Company’s subsidiary in Germany is the Euro. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange gains (losses) of $10, $(2) and $(27) were recorded in other income for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s foreign tax provision pertains to foreign income taxes due at its German subsidiary which operates on a cost plus profit margin basis.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at December 31, 2016, 2015 and 2014 (in common stock equivalent shares):

	December 31,
	2016	2015	2014
Outstanding stock options	5,574,179	4,443,317	3,012,923
Unvested restricted stock	—	—	11,410
Unvested restricted stock units	214,300	508,800	—

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also provides for companies to make a policy election on accounting for forfeitures. The Company has elected to account for forfeitures as they occur. In addition, upon adoption of the new standard, the Company will have additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. Adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for all entities by one year. The new standard is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company continues to evaluate the expected impact of this new guidance and available adoption methods. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption of ASU 2014-15 did not impact the Company’s financial statement disclosures.

3. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

		December 31,
	Estimated Useful Life Years	2016	2015
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	381	322
Office and computer equipment	3	371	360
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,681	4,611
Less accumulated depreciation and amortization		(1,845)	(1,128)

		$2,836	$3,483

Depreciation and amortization expense recorded for the years ended December 31, 2016, 2015, and 2014 were $717, $634, and $323, respectively.

4. Investments

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$52,762	$5	$(45)	$52,722
Commercial paper	24,670	5	(7)	24,668
U.S. government and agency securities	2,500	—	(1)	2,499
Non-current:
Corporate debt securities (one to two year maturity)	43,546	29	(140)	43,435
U.S. government and agency securities	2,000	—	(1)	1,999

	$125,478	$39	$(194)	$125,323

The following table summarizes the Company’s investments as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$86,515	$4	$(72)	$86,447
Commercial paper	29,808	20	—	29,828
U.S. government and agency securities	1,000	—	—	1,000
Non-current:
Corporate debt securities (one to two year maturity)	34,019	2	(143)	33,878

	$151,342	$26	$(215)	$151,153

At December 31, 2016 and December 31, 2015, the Company held 58 and 69 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in unrealized loss positions at December 31, 2016 and December 31, 2015 was $95,949 and $117,851, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2016 or December 31, 2015.

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

5. Accrued Liabilities

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Research and development costs	$6,855	$8,007
Payroll and employee-related costs	3,476	2,445
Professional fees	480	270
Other	551	301

	$11,362	$11,023

6. Related Party Transactions

The Company incurred expenses for consulting and contract research services with certain related parties, including a family member of management, a board member and a private diagnostics company, of which three members of the Company’s Board of Directors, including the Company’s CEO, were also members of the private company’s Board of Directors. The Company paid consulting and histopathology services of $269, $456 and $664 for the years ended December 31, 2016, 2015, and 2014, respectively, to these related parties. At December 31, 2016 and 2015 there was $0 and $55, respectively, included in accounts payable and accrued expenses due to related parties.

7. Stockholders’ Equity

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may issue and sell, from time to time, through Cantor, shares of the Company’s common stock (the “Shares”), up to an aggregate offering price of $50.0 million. On November 7, 2016, the Company entered into an amendment to the Controlled Equity Offering Sales Agreement (as amended, the “Agreement”) that provides that we may sell additional Shares having an additional aggregate offering price of up to $50.0 million.

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

During 2016, the Company sold an aggregate of 5,645,082 Shares under the Agreement for net proceeds of approximately $50,573.

During 2015, the Company sold an aggregate of 121,314 Shares under the Agreement for net proceeds of approximately $1,502.

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

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in November 2013, resulting in an additional 19,114,241 shares of common stock of the Company becoming outstanding. Upon the closing of its IPO, the Company had 5,000,000 shares of authorized preferred stock. As of December 31, 2016, 2015 and 2014, the Company did not have any preferred stock issued or outstanding.

8. Commitments and Contingencies

Operating Leases

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to approximately September 30, 2022. The amendment to the lease also provided for the expansion of the premises leased by the Company by approximately 16,234 square feet. The Company may extend the lease term for one additional five year period. The Company has agreed to pay pro rata increases in operating expenses and property taxes. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2016 and December 31, 2015, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015 and was deemed normal tenant improvements. Therefore, the amounts were recorded as a leasehold improvement and deferred rent and are being recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period from February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374, (approximately $394) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

As of December 31, 2016, the minimum future rent payments under the lease agreements are as follows (in thousands):

2017	$1,397
2018	1,420
2019	1,444
2020	1,389
2021	1,407
Thereafter	1,091

Total future minimum lease payments	$8,148

The Company recorded rent expense totaling $1,150, $1,033 and $520 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Litigation

From time to time the Company may face legal claims or actions in the normal course of business. The Company is not currently a party to any material litigation and, accordingly, does not have amounts recorded for any litigation-related matters.

9. Stock-based Compensation

During 2010, the Company established the 2010 Stock Incentive Plan (the “Plan” or the “2010 Plan”). Under the terms of the Plan, options were granted to employees, officers, directors, consultants and advisors of the Company. The exercise price of each stock option is the fair market value as determined in good faith by the Board of Directors (the Board) at the time each option is granted. The Company granted service-based options under the Plan, which generally vest as follows: 25% of the shares vest one calendar year from the vesting start date, 2.083% of the shares vest on the first day of each month for the three years thereafter. The options granted under the Plan generally expire in 10 years from the date of grant. The Company will grant no further stock options or other awards under the 2010 Plan.

In October 2013, the Company’s board of directors adopted and the Company’s stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective immediately prior to the closing of the IPO and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Plan is equal to the sum of (1) 969,696 shares plus (2) the number of shares (up to 2,126,377 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2010 Plan and the number of shares of common stock subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lesser of (A) 1,939,393 shares of common stock, (B) 4% of the number of shares of common stock outstanding on the first day of such fiscal year, or (C) an amount determined by the Board.

In January 2015 and 2016 the number of shares available for issuance under the 2013 Plan was increased by 1,308,431 and 1,434,490 shares of common stock, respectively. As of December 31, 2016, the Company had 689,615 shares available for issuance.

In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$12,142	$8,368	$7,078
General and administrative	10,141	8,689	7,162

Total	$22,283	$17,057	$14,240

Stock Options

Total expense related to employee and non-employee stock options for the years ended December 31, 2016, 2015 and 2014 was $17,867, $16,094 and $13,962, respectively.

The following table summarizes stock option activity for employees and nonemployees:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,443,317	$19.91	8.2	$15,598
Granted	1,660,700	7.29
Exercised	(75,568)	3.84
Forfeited	(454,270)	17.66

Options outstanding at December 31, 2016	5,574,179	$16.55	7.7	$12,178

Options vested or expected to vest at December 31, 2016(1)	5,309,767	$16.77	7.6	$11,731

Options exercisable at December 31, 2016	2,805,266	$17.33	6.8	$7,921

(1)	This represents the number of vested options, plus the number of unvested options that the Company estimated would vest, based on the unvested options as of the year ended December 31, 2016 as adjusted for the estimated forfeiture rate.

The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $347, $1,248 and $3,716, respectively.

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each reporting date and upon vesting using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the awards:

Years Ended December 31,
	2016	2015	2014
Volatility	79%-85%	79%-88%	84%-95%
Expected term (in years)	5.5-9.8	5.0-9.9	5.5-9.9
Risk-free interest rate	1.07%-2.09%	1.45%-2.33%	1.73%-2.15%
Dividend	— %	— %	— %

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

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2016, 2015 and 2014 was $5.00, $18.67 and $29.71 per share, respectively.

At December 31, 2016, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted under the 2010 Plan and 2013 Plan, including estimated forfeitures, was $27,072, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

In 2014 certain individuals changed status from employees to non-employees. The outstanding stock option awards for these individuals continued to vest under the original vesting terms of the awards as the individuals continued to provide service to the Company as consultants. In addition, in August 2014, the Company modified a stock option grant for one of these individuals to accelerate vesting of a stock option award in connection with a separation agreement. The Company recorded stock-based compensation expense of $1,866 associated with these awards. As of December 31, 2016, there was no unrecognized compensation expense related to these awards as the individuals are no longer providing service to the Company.

Restricted Stock

To date, the Company has granted 1,958,210 shares of restricted stock outside of the 2010 Plan and the 2013 Plan and 45,454 shares of restricted stock under the 2010 Plan. The total expense related to employee and non-employee restricted stock for the years ended December 31, 2016, 2015 and 2014 was $0, $111 and $193, respectively.

As of December 31, 2016, there was no unrecognized compensation cost related to employee and non-employee unvested restricted stock.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. In November 2015, the Company granted RSUs with service conditions (“service RSUs”) that vest in two equal annual installments provided that the employee remains employed with the Company. As of December 31, 2016, the Company has granted 536,800 shares of RSUs under the 2013 Plan. The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2016 and 2015, respectively:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	511,800	17.91
Forfeited	(3,000)	17.91
Vested	—	—

Unvested at December 31, 2015	508,800	$17.91

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	508,800	$17.91
Granted	25,000	8.06
Forfeited	(57,375)	17.91
Vested	(262,125)	16.97

Unvested at December 31, 2016	214,300	$17.91

The total expense related to RSUs for the years ended December 31, 2016, 2015 and 2014 was $4,212, $660 and $0, respectively.

As of December 31, 2016, $3,084 of unrecognized compensation costs related to unvested service RSUs are expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable six-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, the Company’s shareholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock.

During the years ended December 31, 2016, 2015 and 2014, $340, $352 and $141, respectively, was withheld from employees, on an after-tax basis, in order to purchase 46,815, 25,421 and 6,202 shares of the Company’s common stock, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $204, $192 and $85, respectively. As of December 31, 2016, 491,093 shares of Company’s common stock remain available for issuance under the ESPP. As of December 31, 2016, there was $72 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015
Volatility	77.8%-95.5%	69.5%-95.5%
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.27%-0.50%	0.05%-0.08%
Dividend	— %	— %

10. 401(k) Plan

The Company has a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, the Company adopted a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company contributed a match of $491, $366 and $197 to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Income Taxes

For the year ended December 31, 2016, the Company recorded income tax expense of $139 for its operations in Germany, and for the years ended December 31, 2015 and 2014, the income tax expense was not material and was recorded in income (loss) before income taxes in both years. The Company’s foreign tax provision pertains to foreign income taxes due at its German subsidiary which operates on a cost plus profit margin basis.

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
Foreign	$(26,928)	$(21,409)	$(2,887)
U.S.	(82,510)	(96,676)	(72,890)

Totals	$(109,438)	$(118,085)	$(75,777)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
U.S. and state net operating loss carryforwards	$91,584	$63,561
Stock-based compensation	17,004	11,574
Accruals and other temporary differences	2,491	2,194
Research and development credits	15,898	21,590
Capitalized research and development	3,344	3,883

Total deferred tax assets	130,321	102,802
Less valuation allowance	(130,321)	(102,802)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased approximately $27,519 and $46,536 during the years ended December 31, 2016 and 2015, respectively, due primarily to the generation of net operating losses during the periods then ended.

The deferred tax assets above exclude $1,844 of tax effected net operating losses related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets. The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. As a result of adoption, the deferred tax assets associated with net operating losses will increase by $1,844 in 2017. These amounts will be offset by a corresponding increase in the valuation allowance.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	3.3%	3.5%	4.9%
Permanent differences	(3.1)%	(5.1)%	(0.7)%
Research and development credit	4.8%	12.2%	1.4%
Foreign rate differential	(8.5)%	(6.3)%	(1.3)%
Change in valuation allowance	(25.1)%	(39.4)%	(41.1)%
Provision to return adjustments	(5.5)%	—%	—%
Other	—%	1.0%	2.8%

Effective income tax rate	(0.1)%	(0.1)%	—%

As of December 31, 2016 and 2015, the Company had U.S. federal net operating loss carryforwards of approximately $237,824 and $166,680, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016 and 2015, the Company also had

U.S. state net operating loss carryforwards of approximately $238,033 and $164,572, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. Included in the U.S. federal and state net operating loss carryforwards is a deduction for option exercises of $4,695 and $4,600 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company had federal research and development tax credit carryforwards of approximately $14,932 and $19,988, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2016 and 2015, the Company had state research and development tax credit carryforwards of approximately $1,463 and $2,428, respectively, available to reduce future tax liabilities which expire at various dates through 2031. The Company completed a study of its research and development tax credits through December 31, 2015 and adjusted its deferred tax asset for the result of that study. For the year ending December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, and it may complete future financings that could result in a change in control in the future. The Company has reduced its deferred tax assets for tax attributes it believes will expire unused due to the change in control limitations.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

12. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands).

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract and grant revenue	$—	$59	$48	$47
Total operating expenses	$27,349	$30,535	$25,790	$27,212
Loss from operations	$(27,349)	$(30,476)	$(25,742)	$(27,165)
Total other income (expense)	$328	$353	$348	$369
Net loss	$(27,059)	$(30,158)	$(25,425)	$(26,935)
Net loss per share, basic and diluted	$(0.75)	$(0.84)	$(0.69)	$(0.65)

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract and grant revenue	$—	$150	$75	$25
Total operating expenses	$26,150	$33,163	$30,685	$29,328
Loss from operations	$(26,150)	$(33,013)	$(30,610)	$(29,303)
Total other income (expense)	$83	$318	$237	$257
Net loss	$(26,067)	$(32,695)	$(30,373)	$(29,046)
Net loss per share, basic and diluted	$(0.74)	$(0.92)	$(0.85)	$(0.81)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: March 16, 2017	By:	/s/ Michael G. Kauffman
Michael G. Kauffman, M.D., Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Kauffman	Chief Executive Officer and Director	March 16, 2017
Michael G. Kauffman, M.D., Ph.D.	(Principal Executive Officer)

/s/ Justin A. Renz	Executive Vice President, Chief	March 16, 2017
Justin A. Renz	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	March 16, 2017
Garen G. Bohlin

/s/ Mikael Dolsten	Director	March 16, 2017
Mikael Dolsten, M.D., Ph.D.

/s/ J. Scott Garland	Director	March 16, 2017
J. Scott Garland

/s/ Barry E. Greene	Director	March 16, 2017
Barry E. Greene

/s/ Deepika R. Pakianathan	Director	March 16, 2017
Deepika R. Pakianathan, Ph.D.

/s/ Mansoor Raza Mirza	Director	March 16, 2017
Mansoor Raza Mirza, M.D.

/s/ Kenneth E. Weg	Director	March 16, 2017
Kenneth E. Weg

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2	Third Amended and Restated Investors’ Rights Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

Material Contracts—Management Contracts and Compensatory Plans

10.1	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.2	Forms of Non-Qualified Stock Option Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.3	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.4	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.5	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.6	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.7	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.8	Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

Exhibit Number	Description of Exhibit
10.9	Managing Director Agreement, dated October 15, 2014, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.10	Letter Agreement, dated October 15, 2014, by and between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.11	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.12	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.13	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Justin Renz (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2015)

10.14	Amendment to Managing Director Agreement, dated February 15, 2015, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.15	Offer Letter, dated June 7, 2015, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 10, 2015)

10.16*	First Amendment to Letter Agreement, dated October 4, 2016, between the Registrant and Ran Frenkel

10.17	Amended and Restated Letter Agreement, dated as of September 18, 2015, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.18	Amendment to Managing Director Agreement, dated October 16, 2015, between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

Material Contracts—Leases

10.19	Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.20	First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

Exhibit Number	Description of Exhibit
10.21	Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

Material Contracts—Research Agreements

10.22†	Research Agreement, dated as of July 18, 2011, between the Registrant and the Multiple Myeloma Research Foundation, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

Material Contracts—Other Agreements

10.23	Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 8, 2015)

10.24	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 8, 2016)

Additional Exhibits

12.1	Statements Regarding Calculation of Consolidated Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Company)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Michael G. Kauffman, M.D., Ph.D., Chief Executive Officer of the Registrant, and Justin A. Renz, Executive Vice President, Chief Financial Officer and Treasurer of the Registrant

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

†	Confidential treatment has been granted as to portions of the exhibit.
*	Filed with this Annual Report on Form 10-K.