Form 10-Q
period 2017-03-31
Karyopharm Therapeutics Inc.
filed 2017-05-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of April 28, 2017 there were 47,118,234 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$25,577	$49,663
Short-term investments	84,307	79,889
Restricted cash	200	—
Prepaid expenses and other current assets	2,146	2,084

Total current assets	112,230	131,636
Property and equipment, net	2,654	2,836
Long-term investments	40,257	45,434
Restricted cash	279	479
Other assets	15	—

Total assets	$155,435	$180,385

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,245	$4,751
Accrued expenses	10,740	11,362
Deferred rent	286	280
Other current liabilities	210	83

Total current liabilities	15,481	16,476
Deferred rent, net of current portion	1,591	1,666

Total liabilities	17,072	18,142
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,902,255 and 41,887,829 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	534,838	528,617
Accumulated other comprehensive loss	(204)	(274)
Accumulated deficit	(396,275)	(366,104)

Total stockholders’ equity	138,363	162,243

Total liabilities and stockholders’ equity	$155,435	$180,385

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, March 31,
	2017	2016
Contract and grant revenue	$68	$—
Operating expenses:
Research and development	24,083	21,795
General and administrative	6,264	5,554

Total operating expenses	30,347	27,349

Loss from operations	(30,279)	(27,349)
Other income (expense):
Interest income	400	286
Other income (expense)	(15)	4

Total other income (expense), net	385	290

Loss before income taxes	(29,894)	(27,059)
Provision for income taxes	(23)	—

Net loss	$(29,917)	$(27,059)

Net loss per share—basic and diluted	$(0.71)	$(0.75)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	41,894,796	35,878,502

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(29,917)	$(27,059)
Comprehensive income (loss)
Unrealized gain on investments	59	343
Foreign currency translation adjustments	11	33

Comprehensive loss	$(29,847)	$(26,683)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(29,917)	$(27,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	179
Net amortization of premiums and discounts on investments	267	314
Stock-based compensation expense	5,909	5,158
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61)	243
Accounts payable	(522)	294
Accrued expenses and other liabilities	(498)	(2,282)
Deferred rent	(69)	(12)

Net cash used in operating activities	(24,708)	(23,165)
Investing activities
Purchases of property and equipment	—	(39)
Proceeds from maturities of investments	25,624	65,793
Purchases of investments	(25,075)	(59,003)

Net cash provided by investing activities	549	6,751
Financing activities
Proceeds from the exercise of stock options	57	196

Net cash provided by financing activities	57	196
Effect of exchange rate on cash	16	48

Net decrease in cash and cash equivalents	(24,086)	(16,170)
Cash and cash equivalents at beginning of period	49,663	58,358

Cash and cash equivalents at end of period	$25,577	$42,188

Supplemental disclosure of non-cash financing activity
Deferred financing costs included in accounts payable	$15	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2017 include the accounts of Karyopharm Therapeutics Inc. (a Delaware corporation), the accounts of Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating this standard and does not believe it will have a material impact on the Company’s consolidated financial statements.

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

The Company does not currently have and has never had any contracts that are within the scope of ASC 606 or its predecessor guidance, ASC 605 Revenue Recognition. The Company will evaluate the timing of the adoption of ASC 606 and the related accounting considerations when it has a contract that is within its scope

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also provides for companies to make a policy election on accounting for forfeitures. The Company has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase additional paid-in capital and charge accumulated deficit by $254, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by $1,844 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance, therefore, there is no net effect on the Company’s financial position for the first quarter of 2017.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2017 and December 31, 2016.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at March 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,157	$24,157	$—	$—
Investments:
Current:
Corporate debt securities	61,099	—	61,099	—
Commercial paper	18,713	—	18,713	—
U.S. government and agency securities	4,495	—	4,495	—
Non-current:
Corporate debt securities (one to two year maturity)	40,257	—	40,257	—

	$148,721	$24,157	$124,564	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$37,916	$37,916	$—	$—
Investments:
Current:
Corporate debt securities	52,722	—	52,722	—
Commercial paper	24,668	—	24,668	—
U.S. government and agency securities	2,499	—	2,499	—
Non-current:
Corporate debt securities (one to two year maturity)	43,435	—	43,435	—
U.S. government securities	1,999	—	1,999	—

	$163,239	$37,916	$125,323	$—

4. Investments

The following table summarizes the Company’s investments as of March 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$61,136	$11	$(48)	$61,099
Commercial paper	18,712	2	(1)	18,713
U.S. government and agency securities	4,500	—	(5)	4,495
Non-current:
Corporate debt securities (one to two year maturity)	40,312	16	(71)	40,257

	$124,660	$29	$(125)	$124,564

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$52,762	$5	$(45)	$52,722
Commercial paper	24,670	5	(7)	24,668
U.S. government and agency securities	2,500	—	(1)	2,499
Non-current:
Corporate debt securities (one to two year maturity)	43,546	29	(140)	43,435
U.S. government and agency securities	2,000	—	(1)	1,999

	$125,478	$39	$(194)	$125,323

At March 31, 2017 and December 31, 2016, the Company held 46 and 58 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2017 and December 31, 2016 was $75,993 and $95,949. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of March 31, 2017 or December 31, 2016.

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

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	March 31, 2017	December 31, 2016
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	381	381
Office and computer equipment	3	372	371
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,682	4,681
Less accumulated depreciation and amortization		(2,028)	(1,845)

		$2,654	$2,836

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Research and development costs	$8,359	$6,855
Payroll and employee-related costs	1,637	3,476
Professional fees	474	480
Other	270	551

	$10,740	$11,362

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Outstanding stock options	6,867,142	5,371,000
Unvested restricted stock units	462,250	495,400

8. Stock-based Compensation

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,574,179	$16.55	7.7	$12,178
Granted	1,498,700	10.39
Exercised	(11,380)	4.98
Canceled	(194,357)	13.12

Outstanding at March 31, 2017	6,867,142	$15.32	7.9	$25,224

Exercisable at March 31, 2017	3,257,441	$16.66	6.8	$14,617

Total stock-based compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was $4,939 and $4,005, respectively.

As of March 31, 2017, there was $34,446 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company. In January 2017, the Company granted performance-based RSUs which vest upon the achievement of certain performance goals subject to the employee’s continued employment. In the event the performance goals are not achieved, none of the RSUs will vest. The grant date fair value of the performance-based RSUs is $2.6 million and will be recognized on an accelerated attribution basis when the RSUs are deemed probable to the date the awards vest. No stock-based compensation expense was recognized during the three months ended March 31, 2017, as the likelihood of the performance-based RSUs being earned was not deemed probable. The following is a summary of RSU activity under the 2013 Stock Incentive Plan for the three months ended March 31, 2017:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	214,300	$17.91
Granted	261,600	10.39
Forfeited	(10,425)	12.72
Vested	(3,225)	17.91

Unvested at March 31, 2017	462,250	$13.48

The total stock-based compensation expense related to RSUs for the three months ended March 31, 2017 and 2016 was $917 and $1,100, respectively. As of March 31, 2017, $2,252 of unrecognized compensation costs related to unvested non-performance-based RSUs are expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, the Company’s stockholders approved the reservation of 242,424 shares of the Company’s common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $53 and $52, respectively. As of March 31, 2017, 491,093 shares of the Company’s common stock remain available for issuance under the ESPP. As of March 31, 2017, there was $18 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

9. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet. As of March 31, 2017 $200 has been reclassified to current assets.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374 (approximately $402), through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $301 and $288 for the three months ended March 31, 2017 and 2016, respectively.

10. Equity

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may issue and sell, from time to time, through Cantor, shares of the Company’s common stock, up to an aggregate offering price of $50.0 million (the “Shares”). On November 7, 2016, the Company entered into an amendment to the Controlled Equity Offering Sales Agreement (as amended, the “Agreement”) that provides that it may sell additional Shares having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016.

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

As of May 1, 2017, the Company had sold an aggregate of 7,042,413 Shares under the Agreement, for net proceeds of approximately $66.5 million. The Company did not sell any Shares under the Agreement during the three months ended March 31, 2017. During April 2017, the Company sold an aggregate of 1,276,017 Shares under the Agreement, for net proceeds of approximately $14.5 million.

11. Subsequent Event

On April 3, 2017, the Company’s Executive Vice President, Chief Financial Officer and Treasurer resigned. The Company entered into a consulting agreement (the “Consulting Agreement”) with the former Executive Vice President, Chief Financial Officer and Treasurer, pursuant to which he will provide certain advisory and other consulting services to the Company until January 31, 2018 (or such earlier date upon which the Consulting Agreement terminates in accordance with its terms). As compensation for and during such services, certain of the former Executive Vice President, Chief Financial Officer and Treasurer’s outstanding and unvested equity awards shall continue to vest according to their terms. The Company also entered into a separation agreement (the “Separation Agreement”) with the former Executive Vice President, Chief Financial Officer and Treasurer in connection with his separation from service. Pursuant to the terms of the Separation Agreement and in consideration of a customary release of any claims by the former Executive Vice President, Chief Financial Officer and Treasurer against the Company, he will be entitled to severance payments in the aggregate amount of $278,250 to be paid in semi-monthly installments for a period of nine months beginning on the first payroll period after the Separation Agreement becomes effective, continuation of healthcare benefits for up to nine months and continued vesting of certain of the former Executive Vice President, Chief Financial Officer and Treasurer’s unvested equity awards during the term of the Consulting Agreement.

On April 28, 2017, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which the Company issued an aggregate of 3,902,439 shares of common stock at a public offering price of $10.25 per share. The Company received aggregate proceeds of approximately $37.8 million from the offering after deducting the underwriting discounts and commissions and other estimated offering expenses. The Company has granted the underwriter an option, exercisable for 30 days, to purchase up to 585,365 additional shares from the Company at the same offering price, less underwriting discounts and commissions.

On April 28, 2017, the Company entered into a license agreement (the “Agreement”) with a biopharmaceutical company (the “Licensee”) engaged in the research, development and commercialization of animal health medicines, pursuant to which the Company has granted an exclusive, worldwide license to develop and commercialize verdinexor (KPT-335) for the treatment of cancer in companion animals. Pursuant to the terms of the Agreement, the Company will receive an upfront payment of $1.0 million. In addition, the Company will be eligible to receive potential future technology transfer and clinical, regulatory and commercial development milestone payments totaling up to $43.5 million, as well as a low double digit royalty based on Licensee’s future net sales of verdinexor following commercialization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding possible achievement of discovery and development milestones, our future discovery and development efforts, our potential collaborations with third parties, our strategy, our future operations, financial position and revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2017, and other filings with the SEC.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 1,900 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several mid- and later-stage clinical trials, including, among others, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with backbone therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma. We plan to initiate the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma in May 2017. We expect to provide topline data for the SADAL study in mid-2018, topline data for the Phase 2 portion of the SEAL study in mid-2017 and topline data from the expanded cohort for the STORM study in early 2018. We are also preparing to establish the commercial infrastructure to support a potential launch of selinexor in North America and Western Europe. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

In February 2017, following the conclusion of a joint inspection conducted by the U.S. Food and Drug Administration, or FDA, and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. We have implemented corrective actions, preventative actions and other initiatives directed at resolving the deficiencies identified in the Form 483 observations. We provided the FDA with our responses to the Form 483 observations in February 2017. In addition, in March 2017, the FDA notified us that it had placed the clinical trials under our IND for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. The partial clinical hold was due to incomplete information in the existing version of the investigator’s brochure, including an incomplete list of serious adverse events associated with selinexor, and not as a result of any new information regarding the safety profile of selinexor. The partial clinical holds on the clinical trials of selinexor were lifted by the FDA Division of Hematology Products (effective March 30, 2017), Division of Oncology Products 1 (effective April 5, 2017) and Division of Oncology Products 2 (effective March 31, 2017).

As of March 31, 2017, we had an accumulated deficit of $396.3 million. We had net losses of $29.9 million and $27.1 million for the three months ended March 31, 2017 and 2016, respectively. We have not generated any revenue to date from the sales of any drugs.

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

There were no changes to the critical accounting policies we identified in the 2016 Form 10-K, other than the adoption of ASU No, 2016-09, as described further in Note 2 to the Condensed Consolidated Financial Statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2016 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Contract and grant revenue	$68	$—	$68	—
Operating expenses:
Research and development	24,083	21,795	2,288	10%
General and administrative	6,264	5,554	710	13%

Loss from operations	(30,279)	(27,349)	(2,930)	11%
Other income, net	385	290	95	33%

Loss before income taxes	(29,894)	(27,059)	(2,835)	10%
Provision for income taxes	(23)	—	(23)	—

Net loss	$(29,917)	$(27,059)	$(2,858)	11%

Contract and Grant Revenue. We recognized revenue pursuant to a government grant agreement during the three months ended March 31, 2017.

Research and Development Expense. Research and development expense increased approximately $2.3 million to $24.1 million for the three months ended March 31, 2017 from approximately $21.8 million for the three months ended March 31, 2016. The increase is primarily related to:

•	an increase of approximately $1.6 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $0.6 million in personnel costs, primarily due to increased headcount; and

•	an increase of $0.1 million in consulting and professional expense.

We expect our research and development expenses to continue to increase for the full year 2017 compared with the prior year as we continue spending on our development programs and clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $0.7 million to $6.3 million for the three months ended March 31, 2017 from approximately $5.6 million for the three months ended March 31, 2016. The increase is primarily related to an increase of approximately $0.7 million in personnel costs due to increased headcount and includes $0.2 million in stock-based compensation expense related to equity awards granted to personnel. We expect general and administrative expenses to increase in the future in support of our expanding operating activities.

Other Income, net. Other income, net, increased approximately $0.1 million to $0.4 million for the three months ended March 31, 2017 from approximately $0.3 million for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

As of March 31, 2017, we had $150.6 million in cash, cash equivalents, restricted cash and short- and long-term investments compared to $175.5 million in cash, cash equivalents, restricted cash and short- and long-term investments as of December 31, 2016.

In December 2015, we entered into a sales agreement (the “Agreement”) relating to an “at-the-market” offering, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 7, 2016, we entered into an amendment to the Agreement pursuant to which we may issue and sell shares of our common stock, having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016. As of May 1, 2017, we had sold an aggregate of 7,042,413 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $66.5 million. We did not sell any shares pursuant to this “at-the-market” offering during the three months ended March 31, 2017. During April 2017, we sold an aggregate of 1,276,017 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $14.5 million.

On April 28, 2017, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which we issued an aggregate of 3,902,439 shares of our common stock at a public offering price of $10.25 per share. We received net proceeds of approximately $37.8 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. We have granted the underwriter an option, exercisable for 30 days, to purchase up to

585,365 additional shares from us at the same offering price, less underwriting discounts and commissions. After the completion of this follow-on offering, up to a maximum aggregate offering price of $160 million of our common stock, preferred stock, debt securities and/or warrants remain available under our shelf registration statement on Form S-3 (File No. 333-214489). We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of March 31, 2017 totaling $150.6 million, in addition to the $52.2 million we raised in public common stock offerings in April 2017, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Europe.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(24,708)	$(23,165)
Net cash provided by investing activities	549	6,751
Net cash provided by financing activities	57	196
Effect of exchange rate changes	16	48

Net decrease in cash and cash equivalents	$(24,086)	$(16,170)

Operating activities. The cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven primarily by an increase in our net loss adjusted for non-cash charges and changes in the components of working capital due to an increase in our operating expenses.

Investing activities. The cash provided by investing activities during the three months ended March 31, 2017 reflects a decrease of $6.2 million compared to the three months ended March 31, 2016. The decrease was primarily related to a decrease of $40.2 million in maturities of investments, offset by a decrease of $33.9 million in purchases of investments.

Financing activities. The cash provided by financing activities for the three months ended March 31, 2017 reflects a decrease of $0.1 million compared to the three months ended March 31, 2016. The decrease was primarily related to a decrease of $0.1 million in proceeds from the exercise of stock options.

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

We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of March 31, 2017 totaling $150.6 million, in addition to the $52.2 million we raised in public common stock offerings in April 2017, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Europe. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $150.6 million as of March 31, 2017. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President, Finance and Assistant Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Vice President, Finance and Assistant Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after reviewing and providing comments or advice on a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Furthermore, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

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

In addition, patient enrollment may be affected by future regulatory actions, such as Form 483 observations or the partial clinical hold we were subject to previously. In February 2017, following the conclusion of a joint inspection conducted by the FDA, and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. We have implemented corrective actions, preventative actions and other initiatives directed at resolving the deficiencies identified in the Form 483 observations. We provided the FDA with our responses to the Form 483 observations in February 2017.

In addition, in March 2017, the FDA notified us that it had placed the clinical trials under our IND for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. The partial clinical hold was due to incomplete information in the existing version of the investigator’s brochure, including an incomplete list of serious adverse events associated with selinexor, and not as a result of any new information regarding the safety profile of selinexor. The partial clinical holds on the clinical trials of selinexor have been lifted by the FDA Division of Hematology Products (effective March 30, 2017), Division of Oncology Products 1 (effective April 5, 2017) and Division of Oncology Products 2 (effective March 31, 2017). However, if in the future we are delayed in addressing, or unable to address, any concerns of the FDA or other regulators, we could be delayed or prevented from enrolling patients in our clinical trials.

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

Since inception, we have incurred significant operating losses. Our net loss was $29.9 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $396.3 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and public offerings of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, restricted cash and investments will enable us to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Europe. Our future capital requirements will depend on many factors, including:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 33 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for selinexor in AML, diffuse large B-cell lymphoma, or DLBCL, and multiple myeloma, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We are highly dependent on Michael Kauffman, M.D., Ph.D., our Chief Executive Officer, and Sharon Shacham, Ph.D., M.B.A., our President and Chief Scientific Officer, as well as the other principal members of our management and scientific teams. Although we have entered into formal employment agreements with Drs. Kauffman and Shacham, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. On April 3, 2017, Justin Renz resigned as our Executive Vice President, Chief Financial Officer and Treasurer of the Company, and we have commenced a search for a new chief financial officer. The loss of the services of any of our key employees, or difficulties or delays in identifying, attracting, engaging and transitioning to a new chief financial officer, could impede the achievement of our research, development, commercialization and other business objectives.

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

As of March 31, 2017, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 41,902,255 shares outstanding as of March 31, 2017. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of March 31, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

KARYOPHARM THERAPEUTICS INC.

Date: May 4, 2017	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 4, 2017	By:	/s/ MICHAEL J. TODISCO
Michael J. Todisco
Vice President, Finance and Assistant Treasurer
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