Form 10-Q
period 2017-06-30
Karyopharm Therapeutics Inc.
filed 2017-08-08
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017 there were 47,138,861 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$55,381	$49,663
Short-term investments	88,073	79,889
Restricted cash	200	—
Prepaid expenses and other current assets	2,070	2,084

Total current assets	145,724	131,636
Property and equipment, net	2,473	2,836
Long-term investments	37,269	45,434
Restricted cash	284	479

Total assets	$185,750	$180,385

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,247	$4,751
Accrued expenses	12,876	11,362
Deferred revenue	1,025	—
Deferred rent	292	280
Other current liabilities	80	83

Total current liabilities	17,520	16,476
Deferred rent, net of current portion	1,516	1,666

Total liabilities	19,036	18,142
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,123,208 and 41,887,829 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	592,534	528,617
Accumulated other comprehensive loss	(165)	(274)
Accumulated deficit	(425,660)	(366,104)

Total stockholders’ equity	166,714	162,243

Total liabilities and stockholders’ equity	$185,750	$180,385

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract and grant revenue	$3	$59	$71	$59
Operating expenses:
Research and development	23,120	24,579	47,203	46,374
General and administrative	6,635	5,956	12,899	11,510

Total operating expenses	29,755	30,535	60,102	57,884

Loss from operations	(29,752)	(30,476)	(60,031)	(57,825)
Other income (expense):
Interest income	412	329	812	615
Other expense	(29)	(11)	(44)	(7)

Total other income, net	383	318	768	608

Loss before income taxes	(29,369)	(30,158)	(59,263)	(57,217)
Provision for income taxes	(18)	—	(41)	—

Net loss	$(29,387)	$(30,158)	$(59,304)	$(57,217)

Net loss per share—basic and diluted	$(0.64)	$(0.84)	$(1.35)	$(1.59)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	45,831,239	35,956,470	43,873,892	35,917,486

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(29,387)	$(30,158)	$(59,304)	$(57,217)

Comprehensive income (loss)
Unrealized gain (loss) on investments	(34)	64	25	407
Foreign currency translation adjustments	73	(20)	84	13

Comprehensive loss	$(29,348)	$(30,114)	$(59,195)	$(56,797)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(59,304)	$(57,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363	358
Net amortization of premiums and discounts on investments	592	595
Stock-based compensation expense	11,038	11,563
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19	503
Other assets	—	(89)
Accounts payable	(1,507)	233
Accrued expenses and other liabilities	1,484	70
Deferred revenue	1,025	—
Deferred rent	(139)	(75)

Net cash used in operating activities	(46,429)	(44,059)
Investing activities
Purchases of property and equipment	—	(45)
Proceeds from maturities of investments	60,979	110,046
Purchases of investments	(61,564)	(87,033)

Net cash (used in) provided by investing activities	(585)	22,968
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	52,323	—
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	303	436

Net cash provided by financing activities	52,626	436
Effect of exchange rate on cash	106	14

Net increase (decrease) in cash and cash equivalents	5,718	(20,641)
Cash and cash equivalents at beginning of period	49,663	58,358

Cash and cash equivalents at end of period	$55,381	$37,717

Supplemental disclosure of non-cash financing activity
Deferred financing costs included in accounts payable	$—	$22

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2017 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014) and (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

The Company evaluates multiple element agreements under the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Revenue Recognition (Topic 605). When evaluating multiple element arrangements under Topic 605, the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the licensor can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration generally includes up-front license fees. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment.

Up-Front License Fees

Up-front payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item.

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive, in accordance with Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met.

Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for all entities by one year. ASU 2014-09 and subsequent amendments have been codified as ASC 606, Revenue from Contracts with Customers. The new standard is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application).

The Company will adopt ASC 606 effective January 1, 2018. The Company has not yet finalized its assessment of the impact of ASC 606, which is currently only applicable to the Company’s arrangement with Anivive Lifesciences, Inc., as described in Note 7. Collaboration and License Agreements. However, the Company anticipates that it will adopt the modified retrospective approach and does not expect the adoption to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also provides for companies to make a policy election on accounting for forfeitures. The Company adopted the new standard on January 1, 2017 and has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase additional paid-in capital and charge accumulated deficit by $254, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by $1,844 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance, therefore, there is no net effect on the Company’s results of operations for the three or six months ended June 30, 2017.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2017 and December 31, 2016.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,601	$32,601	$—	$—
Investments:
Current:
Corporate debt securities	64,372	—	64,372	—
Commercial paper	19,205	—	19,205	—
U.S. government and agency securities	4,496	—	4,496	—
Non-current:
Corporate debt securities (one to two year maturity)	34,769	—	34,769
Certificates of deposit (one to two year maturity)	2,500	—	2,500	—

	$157,943	$32,601	$125,342	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$37,916	$37,916	$—	$—
Investments:
Current:
Corporate debt securities	52,722	—	52,722	—
Commercial paper	24,668	—	24,668	—
U.S. government and agency securities	2,499	—	2,499	—
Non-current:
Corporate debt securities (one to two year maturity)	43,435	—	43,435	—
U.S. government securities	1,999	—	1,999	—

	$163,239	$37,916	$125,323	$—

4. Investments

The following table summarizes the Company’s investments as of June 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$64,449	$3	$(79)	$64,373
Commercial paper	19,207	—	(3)	19,204
U.S. government and agency securities	4,500	—	(4)	4,496
Non-current:
Corporate debt securities (one to two year maturity)	34,816	12	(59)	34,769
Certificates of deposit (one to two year maturity)	2,500	—	—	2,500

	$125,472	$15	$(145)	$125,342

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$52,762	$5	$(45)	$52,722
Commercial paper	24,670	5	(7)	24,668
U.S. government and agency securities	2,500	—	(1)	2,499
Non-current:
Corporate debt securities (one to two year maturity)	43,546	29	(140)	43,435
U.S. government and agency securities	2,000	—	(1)	1,999

	$125,478	$39	$(194)	$125,323

At June 30, 2017 and December 31, 2016, the Company held 63 and 58 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2017 and December 31, 2016 was $103,498 and $95,949, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of June 30, 2017 or December 31, 2016.

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

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life Years	June 30, 2017	December 31, 2016
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	381	381
Office and computer equipment	3	371	371
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,681	4,681
Less accumulated depreciation and amortization		(2,208)	(1,845)

		$2,473	$2,836

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Research and development costs	$9,688	$6,855
Payroll and employee-related costs	2,138	3,476
Professional fees	779	480
Other	271	551

	$12,876	$11,362

7. Collaboration and License Agreements

Anivive Agreement

On April 28, 2017, the Company entered into a license agreement with Anivive Lifesciences, Inc. (“Anivive”), a biopharmaceutical company engaged in the research, development and commercialization of animal health medicines, pursuant to which the Company has granted Anivive an exclusive, worldwide license to develop and commercialize verdinexor (KPT-335) for the treatment of cancer in companion animals (the “Anivive Agreement”). Pursuant to the terms of the Anivive Agreement, the Company received an upfront payment of $1.0 million. In addition, the Company will be eligible to receive potential future technology transfer and clinical, regulatory and commercial development milestone payments totaling up to $43.5 million, as well as a low double digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The potential future milestone payments are comprised of $0.25 million for completion of the technology transfer, $5.75 million based on achievement of clinical and regulatory milestone events and $37.5 million based on achievement of sales milestone events.

In accordance with ASC 605, the Company identified the deliverables at the inception of the Anivive Agreement. The significant deliverables were determined to include the license and the Company’s responsibility to transfer the technology package relating to verdinexor. The Company determined that the license does not have stand-alone value separate and apart from the transfer of the verdinexor technology package to Anivive because (1) there are no other vendors selling similar licenses on a stand-alone basis and (2) Anivive is unable to use the license for its intended purpose without the technology transfer. As such, the Company determined that there is one unit of accounting. The total consideration of $1.25 million, including the $1.0 million upfront payment and a $0.25 million payment for completion of the technology transfer, was allocated to the single unit of accounting and will be recognized as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer is expected to be completed within six months of the date of the Anivive Agreement. As of June 30, 2017, $1.0 million was included in deferred revenue under the Anivive Agreement and is classified as a current liability in the consolidated balance sheet.

8. Net Loss Per Share

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2017	2016
Outstanding stock options	6,846,192	5,421,363
Unvested restricted stock units	439,250	479,000

9. Stock-based Compensation

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,574,179	$16.55	7.7	$12,178
Granted	1,880,200	10.18
Exercised	(15,686)	5.39
Canceled	(592,501)	16.04

Outstanding at June 30, 2017	6,846,192	$14.87	7.5	$10,758

Exercisable at June 30, 2017	3,553,381	$16.60	6.2	$8,857

Total stock-based compensation expense related to stock options for the six months ended June 30, 2017 and 2016 was $8,973 and $9,080, respectively.

As of June 30, 2017, there was $26,250 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company (“Time-Based RSUs”). During the six months ended June 30, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). In the event the performance goals are not achieved, none of the Performance-Based RSUs will vest. The grant date fair value of the Performance-Based RSUs is $2.6 million and will be recognized on an accelerated attribution basis when the Performance-Based RSUs are deemed probable of achievement to the date the awards vest. No stock-based compensation expense related to the Performance-Based RSUs was recognized during the six months ended June 30, 2017, as the likelihood of the Performance-Based RSUs being earned was not deemed probable of achievement as of June 30, 2017. The following is a summary of RSU activity under the 2013 Stock Incentive Plan for the six months ended June 30, 2017:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	214,300	$17.91
Granted	289,800	10.31
Forfeited	(59,550)	12.90
Vested	(5,300)	17.91

Unvested at June 30, 2017	439,250	$13.27

The total stock-based compensation expense related to RSUs for the six months ended June 30, 2017 and 2016 was $1,594 and $2,367, respectively. As of June 30, 2017, $1,147 of unrecognized compensation costs related to unvested Time-Based RSUs are expected to be recognized over a weighted-average period of 0.4 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, the Company’s stockholders approved the reservation of 242,424 shares of the Company’s common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $100 and $116, respectively. As of June 30, 2017, 454,977 shares of the Company’s common stock remained available for issuance under the ESPP. As of June 30, 2017, there was $69 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

Impact of Separation Agreement

During the three months ended June 30, 2017, the Company recorded $371 of stock-based compensation expense on share-based payment awards previously granted to a former executive who entered into a separation agreement and consulting agreement with the Company in April 2017. Generally, the agreements provided for continued vesting of certain unvested stock options and Time-Based RSUs as of the separation date under the original terms of the share-based payment awards through the term of the consulting agreement. The related stock-based compensation expense was recorded in the three months ended June 30, 2017.

10. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet. As of June 30, 2017, $200 has been reclassified to current assets.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374 (approximately $427), through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $297 and $290 for the three months ended June 30, 2017 and 2016, respectively, and $598 and $579 for the six months ended June 30, 2017 and 2016, respectively.

11. Equity

Underwritten Offering

On April 28, 2017, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which the Company issued an aggregate of 3,902,439 shares of common stock at a public offering price of $10.25 per share. The Company received net proceeds of approximately $37.9 million from the offering after deducting the underwriting discount and commissions and offering expenses.

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may issue and sell, from time to time, through Cantor, shares of the Company’s common stock (the “Shares”), up to an aggregate offering price of $50.0 million. On November 7, 2016, the Company entered into an amendment to the Controlled Equity Offering Sales Agreement (as amended, the “Agreement”) that provides that the Company may issue and sell additional Shares having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016.

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

As of July 31, 2017, the Company had sold an aggregate of 7,042,213 Shares under the Agreement, for net proceeds of approximately $66.5 million. The Company sold an aggregate of 1,276,017 Shares under the Agreement during the three months ended June 30, 2017 for net proceeds of approximately $14.4 million.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2017, and other filings with the SEC.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,100 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several mid- and later-stage clinical trials, including, among others, the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with backbone therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma. We expect to provide topline data for the SADAL study in the second half of 2018, the hazard ratio for progression free survival from the Phase 2 portion of the SEAL study during September or October 2017, topline data from the expanded cohort for the STORM study by April 2018 and topline data from the BOSTON study in 2019. We are also preparing to establish the commercial infrastructure to support a potential launch of selinexor in North America and Western Europe. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

As of June 30, 2017, we had an accumulated deficit of $425.7 million. We had net losses of $29.4 million and $30.2 million for the three months ended June 30, 2017 and 2016, respectively, and net losses of $59.3 million and $57.2 million for the six months ended June 30, 2017 and 2016, respectively. We have not generated any revenue to date from the sales of any drugs.

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

There were no changes to the critical accounting policies we identified in the 2016 Form 10-K, other than the adoption of ASU No. 2016-09, as described further in Note 2 to the Condensed Consolidated Financial Statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2016 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Contract and grant revenue	$3	$59	$(56)	(95)%
Operating expenses:
Research and development	23,120	24,579	(1,459)	(6)%
General and administrative	6,635	5,956	679	11%

Loss from operations	(29,752)	(30,476)	724	(2)%
Other income, net	383	318	65	20%

Loss before income taxes	(29,369)	(30,158)	789	(3)%
Provision for income taxes	(18)	—	(18)	—

Net loss	$(29,387)	$(30,158)	$771	(3)%

Contract and Grant Revenue. We recognized revenue pursuant to a government grant agreement during the three months ended June 30, 2017 and June 30, 2016.

Research and Development Expense. Research and development expense decreased approximately $1.5 million to $23.1 million for the three months ended June 30, 2017 from approximately $24.6 million for the three months ended June 30, 2016. The decrease is primarily related to:

•	a decrease of approximately $0.4 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $1.3 million in personnel costs, including a decrease in stock compensation of $0.9 million and a lower headcount;

•	a decrease of $0.5 million in discovery costs; and

•	a decrease of approximately $0.3 million in travel and other costs;

•	partially offset by an increase of $1.1 million in consulting and professional expense.

We expect our research and development expenses to increase for the full year 2017 compared with the prior year as we continue spending on our development programs and clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $0.7 million to $6.6 million for the three months ended June 30, 2017 from approximately $6.0 million for the three months ended June 30, 2016. The increase is primarily related to:

•	an increase of approximately $0.2 million in personnel costs primarily due to compensation increases offset by a decrease of $0.4 million in stock-based compensation expense; and

•	an increase of approximately $0.4 million in consulting, travel and other expense.

We expect general and administrative expenses to increase in the future in support of our expanding operating activities.

Other Income, net. Other income, net, increased approximately $0.1 million to $0.4 million for the three months ended June 30, 2017 from approximately $0.3 million for the three months ended June 30, 2016, primarily due to higher average investment balances from funds raised through the Controlled Equity Offering and follow-on offering from April 2017.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Contract and grant revenue	$71	$59	$12	20%
Operating expenses:
Research and development	47,203	46,374	829	2%
General and administrative	12,899	11,510	1,389	12%

Loss from operations	(60,031)	(57,825)	(2,206)	4%
Other income, net	768	608	160	26%

Loss before income taxes	(59,263)	(57,217)	(2,046)	4%
Provision for income taxes	(41)	—	(41)	—

Net loss	$(59,304)	$(57,217)	$(2,087)	4%

Contract and Grant Revenue. We recognized revenue pursuant to a government grant agreement during the six months ended June 30, 2017 and June 30, 2016.

Research and Development Expense. Research and development expense increased approximately $0.8 million to $47.2 million for the six months ended June 30, 2017 from approximately $46.4 million for the six months ended June 30, 2016. The increase is primarily related to:

•	an increase of approximately $1.2 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $1.2 million in consulting and professional expense;

•	a decrease of $0.8 million in discovery costs; and

•	a decrease of $0.7 million in personnel costs, primarily due to decreased stock compensation expense of $0.5 million.

We expect our research and development expenses to continue to increase for the full year 2017 compared with the prior year as we continue spending on our development programs and clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $1.4 million to $12.9 million for the six months ended June 30, 2017 from approximately $11.5 million for the six months ended June 30, 2016. The increase is primarily related to:

•	an increase of approximately $0.8 million in personnel costs due to increased headcount and severance costs; and

•	an increase of approximately $0.6 million in travel, occupancy and other expense.

We expect general and administrative expenses to increase in the future in support of our expanding operating activities.

Other Income, net. Other income, net, increased approximately $0.2 million to $0.8 million for the six months ended June 30, 2017 from approximately $0.6 million for the six months ended June 30, 2016, primarily due to increased returns resulting from a general increase in interest rates and higher average investment balances from funds raised through the Controlled Equity Offering and follow-on offering from April 2017.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

As of June 30, 2017, we had $181.2 million in cash, cash equivalents, restricted cash and short- and long-term investments compared to $175.5 million in cash, cash equivalents, restricted cash and short- and long-term investments as of December 31, 2016.

In December 2015, we entered into a sales agreement (the “Agreement”) relating to an “at-the-market” offering, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 7, 2016, we entered into an amendment to the Agreement pursuant to which we may issue and sell shares of our common stock, having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016. As of July 31, 2017, we had sold an aggregate of 7,042,413 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $66.5 million which included an aggregate of 1,276,017 shares sold in April 2017 for net proceeds of approximately $14.4 million.

On April 28, 2017, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which we issued an aggregate of 3,902,439 shares of our common stock at a public offering price of $10.25 per share. We received net proceeds of approximately $37.9 million from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. After the completion of this follow-on offering, up to a maximum aggregate offering price of $160 million of our common stock, preferred stock, debt securities and/or warrants remain available under our shelf registration statement on Form S-3 (File No. 333-214489).

We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of June 30, 2017, totaling $181.2 million, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Europe.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(46,429)	$(44,059)
Net cash (used in) provided by investing activities	(585)	22,968
Net cash provided by financing activities	52,626	436
Effect of exchange rate changes	106	14

Net increase (decrease) in cash and cash equivalents	$5,718	$(20,641)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven primarily by an increase in our net loss due to an increase in our operating expenses.

Investing activities. The net cash used in investing activities during the six months ended June 30, 2017 reflects a decrease of $49.1 million in maturities of investments, offset by a decrease of $25.5 million in purchases of investments.

Financing activities. The net cash provided by financing activities for the six months ended June 30, 2017 reflects an increase of $52.2 million compared to the six months ended June 30, 2016. The increase was primarily related to the net proceeds of $37.9 million from our follow-on offering and net proceeds of $14.4 million from the sale of shares of common stock in April 2017 as part of the “at-the-market” offering, offset by a decrease of $0.1 million in proceeds from the exercise of stock options.

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

We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of June 30, 2017, totaling $181.2 million, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Europe. Our future capital requirements will depend on many factors, including:

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $181.2 million as of June 30, 2017. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President, Finance and Assistant Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Vice President, Finance and Assistant Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have had fairly limited discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies currently underway. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

In addition, patient enrollment may be affected by future regulatory actions, such as Form 483 observations or the partial clinical hold we were subject to previously. In February 2017, following the conclusion of a joint inspection conducted by the FDA and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. We implemented corrective actions, preventative actions and other initiatives directed at resolving the deficiencies identified in the Form 483 observations and provided the FDA with our responses to the Form 483 observations in February 2017.

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

As part of the drug discovery and development process, we have used spontaneously occurring pet dog cancers as a surrogate model for human malignancies. Dog lymphomas respond to chemotherapy in a manner similar to their human counterparts (human non-Hodgkin’s lymphomas) and display a comparable genetic profile. The anti-cancer activity of our drug candidate verdinexor

(KPT-335) in a Phase 1 clinical trial in dogs with certain lymphomas provided support for our decision to move selinexor, our closely-related human drug candidate, into Phase 1 clinical trials. We conducted a Phase 2b clinical trial of verdinexor in dogs with newly-diagnosed or first time relapse lymphomas. We have received a Minor Use / Minor Species, or MUMS, designation from the Center for Veterinary Medicine of the FDA for the treatment of newly-diagnosed or after first relapse lymphomas in dogs with verdinexor. Our Phase 2b clinical trial was intended to support regulatory approval under the MUMS designation. We submitted, and the FDA accepted, the safety and effectiveness sections of a New Animal Drug Application for verdinexor. If verdinexor fails to show adequate safety or efficacy or is not otherwise viewed positively or if verdinexor is not otherwise approved by the FDA for the treatment of lymphomas in dogs, this may raise questions regarding selinexor because we have used dog cancers as a surrogate model for human malignancies. In such an event, verdinexor’s clinical trial results may cause the FDA or non-U.S. regulatory authorities to require more information, including additional preclinical or clinical data to support approval of selinexor. If the results of the Phase 2b clinical trial of verdinexor fail to demonstrate safety and efficacy to the satisfaction of the FDA or are not otherwise viewed positively, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of verdinexor. In such an event, we also may not be able to realize our potential to generate revenue from the commercialization of verdinexor, either on our own or with a collaborator.

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

Since inception, we have incurred significant operating losses. Our net loss was $29.4 million for the three months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $425.7 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and public offerings of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are an early-stage company. We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 1 and Phase 2 clinical trials and a Phase 3 clinical trial and all of our other drug candidates for the treatment of human disease are in early clinical development or preclinical development. We have not yet demonstrated our ability to successfully complete any late-phase clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is commercially available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 37 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The efforts of the Administration to pursue regulatory reform may limit FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The draft Data Protection Regulation currently going through the adoption process is expected to introduce new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

As of June 30, 2017, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 47,123,208 shares outstanding as of June 30, 2017. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of June 30, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

KARYOPHARM THERAPEUTICS INC.

Date: August 8, 2017	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 8, 2017	By:	/s/ MICHAEL J. TODISCO
Michael J. Todisco
Vice President, Finance and Assistant Treasurer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit		Form	Incorporated by Reference			Filed
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1	Consulting Agreement, dated April 3, 2017, between the Registrant and Justin Renz.	8-K	001-361167	April 3, 2017	10.1

10.2	Separation Agreement, dated April 3, 2017, between the Registrant and Justin Renz.	8-K	001-361167	April 3, 2017	10.2

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X