Form 10-Q
period 2017-09-30
Karyopharm Therapeutics Inc.
filed 2017-11-02
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017 there were 47,180,775 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$54,450	$49,663
Short-term investments	64,956	79,889
Restricted cash	200	—
Prepaid expenses and other current assets	2,076	2,084
Total current assets	121,682	131,636
Property and equipment, net	2,304	2,836
Long-term investments	39,498	45,434
Restricted cash	289	479
Total assets	$163,773	$180,385
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,890	$4,751
Accrued expenses	17,715	11,362
Deferred revenue	1,050	—
Deferred rent	298	280
Other current liabilities	202	83
Total current liabilities	21,155	16,476
Deferred rent, net of current portion	1,441	1,666
Total liabilities	22,596	18,142
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,154,204 and 41,887,829 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	597,562	528,617
Accumulated other comprehensive loss	(90)	(274)
Accumulated deficit	(456,300)	(366,104)
Total stockholders’ equity	141,177	162,243
Total liabilities and stockholders’ equity	$163,773	$180,385

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract and grant revenue	$—	$48	$71	$107
Operating expenses:
Research and development	25,237	19,893	72,440	66,267
General and administrative	5,818	5,897	18,717	17,407
Total operating expenses	31,055	25,790	91,157	83,674
Loss from operations	(31,055)	(25,742)	(91,086)	(83,567)
Other income (expense):
Interest income	454	311	1,266	926
Other income (expense)	(26)	6	(70)	(1)
Total other income (expense), net	428	317	1,196	925
Loss before income taxes	(30,627)	(25,425)	(89,890)	(82,642)
Provision for income taxes	(13)	—	(54)	—
Net loss	$(30,640)	$(25,425)	$(89,944)	$(82,642)
Net loss per share—basic and diluted	$(0.65)	$(0.69)	$(2.00)	$(2.28)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	47,141,146	36,819,329	44,974,945	36,223,324

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(30,640)	$(25,425)	$(89,944)	$(82,642)
Comprehensive income (loss)
Unrealized gain (loss) on investments	25	(182)	50	225
Foreign currency translation adjustments	50	15	134	29
Comprehensive loss	$(30,565)	$(25,592)	$(89,760)	$(82,388)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(89,944)	$(82,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	537
Net amortization of premiums and discounts on investments	903	839
Stock-based compensation expense	15,906	17,157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18	412
Accounts payable	(2,867)	(1,659)
Accrued expenses and other liabilities	6,423	1,101
Deferred revenue	1,050	—
Deferred rent	(207)	(138)
Net cash used in operating activities	(68,179)	(64,393)
Investing activities
Purchases of property and equipment	(7)	(45)
Proceeds from maturities of investments	94,033	140,719
Purchases of investments	(74,017)	(122,681)
Net cash provided by investing activities	20,009	17,993
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	52,323	31,463
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	463	452
Net cash provided by financing activities	52,786	31,915
Effect of exchange rate on cash	171	35
Net increase (decrease) in cash and cash equivalents	4,787	(14,450)
Cash and cash equivalents at beginning of period	49,663	58,358
Cash and cash equivalents at end of period	$54,450	$43,908
Supplemental disclosure of non-cash financing activity
Deferred financing costs included in accounts payable	$—	$40
Deferred financing costs included in accrued expenses	$—	$258
Deferred financing costs included in other current assets	$16	$1,883

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2017 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014) and (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

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

Arrangement consideration generally includes up-front license fees. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE is not available, or best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment.

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

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive, in accordance with Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under this accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance, (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met.

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

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740).  Topic 740 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than inventory.  Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs.  Topic 740 is effective for fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The Company is evaluating the potential impact that the adoption of this standard may have on the Company’s financial position or results of operation.

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

The Company will adopt ASC 606 effective January 1, 2018. The Company has not yet finalized its assessment of the impact of ASC 606, which is applicable to the Company’s arrangement with Anivive Lifesciences, Inc., as described in Note 7, Collaboration and License Agreements, as well as the Company’s arrangement with Ono Pharmaceutical Co., which was executed on October 11, 2017 and described in Note 12, Subsequent Events. However, the Company anticipates that it will adopt the standard using the modified retrospective method, as permissible under the transitional provisions of ASC 606 for all contracts not yet completed as of the effective date. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit at the date of initial application. As of September 30, 2017, the Company is in process of estimating the expected financial statement impact of applying the new standard to these arrangements. During the fourth quarter of 2017, the Company plans to finalize its analysis to determine the impact the standard may have on its results of operations, financial position, and disclosures.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also provides for companies to make a policy election on accounting for forfeitures. The Company adopted the new standard on January 1, 2017 and has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase additional paid-in capital and charge accumulated deficit by $254, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by $1,844 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance; therefore, there is no net effect on the Company’s results of operations for the three or nine months ended September 30, 2017.

3. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at September 30, 2017 and December 31, 2016.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$29,038	$29,038	$—	$—
Investments:
Current:
Corporate debt securities	58,462	—	58,462	—
Commercial paper	1,996	—	1,996	—
U.S. government and agency securities	4,498	—	4,498	—
Non-current:
Corporate debt securities (one to two year maturity)	34,498	—	34,498	—
Certificates of deposit (one to two year maturity)	2,500	—	2,500	—
U.S. government and agency securities	2,500	—	2,500	—
	$133,492	$29,038	$104,454	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$37,916	$37,916	$—	$—
Investments:
Current:
Corporate debt securities	52,722	—	52,722	—
Commercial paper	24,668	—	24,668	—
U.S. government and agency securities	2,499	—	2,499	—
Non-current:
Corporate debt securities (one to two year maturity)	43,435	—	43,435	—
U.S. government securities	1,999	—	1,999	—
	$163,239	$37,916	$125,323	$—

4. Investments

The following table summarizes the Company’s investments as of September 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$58,533	$2	$(73)	$58,462
Commercial paper	1,996	—	—	1,996
U.S. government and agency securities	4,500	—	(2)	4,498
Non-current:
Corporate debt securities (one to two year maturity)	34,530	8	(40)	34,498
Certificates of deposit (one to two year maturity)	2,500	—	—	2,500
U.S. government and agency securities	2,500			2,500
	$104,559	$10	$(115)	$104,454

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$52,762	$5	$(45)	$52,722
Commercial paper	24,670	5	(7)	24,668
U.S. government and agency securities	2,500	—	(1)	2,499
Non-current:
Corporate debt securities (one to two year maturity)	43,546	29	(140)	43,435
U.S. government and agency securities	2,000	—	(1)	1,999
	$125,478	$39	$(194)	$125,323

At September 30, 2017 and December 31, 2016, the Company held 49 and 58 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2017 and December 31, 2016 was $81,275 and $95,949, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of September 30, 2017 or December 31, 2016.

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

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life Years	September 30, 2017	December 31, 2016
Laboratory equipment	4	$538	$538
Furniture and fixtures	5	381	381
Office and computer equipment	3	378	371
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391
		4,688	4,681
Less accumulated depreciation and amortization		(2,384)	(1,845)
		$2,304	$2,836

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Research and development costs	$13,328	$6,855
Payroll and employee-related costs	3,129	3,476
Professional fees	955	480
Other	303	551
	$17,715	$11,362

7. Collaboration and License Agreements

Anivive License Agreement

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

In accordance with ASC 605, the Company identified the deliverables at the inception of the Anivive Agreement. The significant deliverables were determined to include the license and the Company’s responsibility to transfer the technology package relating to verdinexor. The Company determined that the license does not have stand-alone value separate and apart from the transfer of the verdinexor technology package to Anivive because (1) there are no other vendors selling similar licenses on a stand-alone basis and (2) Anivive is unable to use the license for its intended purpose without the technology transfer. As such, the Company determined that there is one unit of accounting. The total consideration of $1.25 million, including the $1.0 million upfront payment and a $0.25 million payment for completion of the technology transfer, was allocated to the single unit of accounting and will be recognized as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer was subsequently completed in October 2017. As of September 30, 2017, $1.0 million was included in deferred revenue and is classified as a current liability in the consolidated balance sheet.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2017	2016
Outstanding stock options	7,049,007	5,557,752
Unvested restricted stock units	425,850	451,600

9. Stock-based Compensation

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,574,179	$16.55	7.7	$12,178
Granted	2,443,200	10.13
Exercised	(46,995)	5.24
Canceled	(921,377)	20.88
Outstanding at September 30, 2017	7,049,007	$13.83	7.7	$17,456
Exercisable at September 30, 2017	3,580,821	$15.41	6.4	$12,884

Total stock-based compensation expense related to stock options for the nine months ended September 30, 2017 and 2016 was $13,140 and $13,758, respectively.

As of September 30, 2017, there was $25,164 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company (“Time-Based RSUs”). During the nine months ended September 30, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). In the event the performance goals are not achieved, none of the Performance-Based RSUs will vest. The grant date fair value of the outstanding Performance-Based RSUs is $2.4 million and will be recognized on an accelerated attribution basis when the Performance-Based RSUs are deemed probable of achievement to the date the awards vest. No stock-based compensation expense related to the Performance-Based RSUs was recognized during the nine months ended September 30, 2017, as the likelihood of the Performance-Based RSUs being earned was not deemed probable of achievement as of September 30, 2017. The following is a summary of RSU activity under the 2013 Stock Incentive Plan for the nine months ended September 30, 2017:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	214,300	$17.91
Granted	298,800	10.26
Forfeited	(81,950)	12.93
Vested	(5,300)	17.91
Unvested at September 30, 2017	425,850	$13.19

The total stock-based compensation expense related to RSUs for the nine months ended September 30, 2017 and 2016 was $2,243 and $3,246, respectively. As of September 30, 2017, $357 of unrecognized compensation costs related to unvested Time-Based RSUs are expected to be recognized over a weighted-average period of 0.2 years.

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

For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $152 and $153, respectively. As of September 30, 2017, 454,977 shares of the Company’s common stock remained available for issuance under the ESPP. As of September 30, 2017, there was $17 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

10. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to September 30, 2022. The amendment provides for the expansion of the premises leased by the Company by approximately 16,234 square feet, and provides the Company with the rights of first offer to lease approximately 27,701 square feet of additional space. The Company may extend the lease term for one additional five-year period. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount may be reduced to $200 in January 2018. The amount is classified as restricted cash on the condensed consolidated balance sheet. As of September 30, 2017, $200 has been reclassified to current assets.

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

The Company recorded rent expense totaling $296 and $280 for the three months ended September 30, 2017 and 2016, respectively, and $894 and $859 for the nine months ended September 30, 2017 and 2016, respectively.

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

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may issue and sell, from time to time, through Cantor, shares of the Company’s common stock (the “Shares”), up to an aggregate offering price of $50.0 million. On November 7, 2016, the Company entered into an amendment to the Controlled Equity Offering Sales Agreement (as amended, the “Sales Agreement”) that provides that the Company may issue and sell additional Shares having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016.

Under the Sales Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions.

The Company is not obligated to make any sales of the Shares under the Sales Agreement. The Company or Cantor may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. The Company will pay Cantor a commission of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement and has agreed to provide Cantor with customary indemnification and contribution rights.

As of October 31, 2017, the Company had sold an aggregate of 7,064,513 Shares under the Sales Agreement, for net proceeds of approximately $66.7 million. The Company sold no Shares under the Sales Agreement during the three months ended September 30, 2017 and 22,100 Shares in October 2017.

12. Subsequent Event

Ono License Agreement

Effective October 11, 2017 (the “Effective Date”), the Company entered into a license agreement (the “Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which the Company granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor (KPT-330), the Company’s lead, novel, oral Selective Inhibitor of Nuclear Export (SINE™) compound, as well as KPT-8602, the Company’s second-generation oral SINE™ compound, for the diagnosis, treatment and/or prevention of all human oncology indications (the “Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”).  Pursuant to the terms of the Agreement, the Company will receive an upfront payment of ¥2.5 billion (US$22.3 million at the exchange rate as of the Effective Date), up to ¥10.15 billion (US$90.5 million at the exchange rate as of the Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (US$80.2 million at the exchange rate as of the Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and KPT-8602 in the Ono Territory.  In addition, upon Ono’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Manufacturing Election”), the Company will grant to Ono non-exclusive rights to manufacture selinexor, KPT-8602 and products containing such compounds in or outside of the Ono Territory solely for development and commercialization in the Field in the Ono Territory.

The Company expects to continue all ongoing clinical trials involving selinexor and KPT-8602 as they are currently being conducted. As part of the Agreement, Ono will also have the right to participate in global clinical studies of selinexor and KPT-8602, and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory. Ono is responsible for seeking regulatory and marketing approvals for selinexor and KPT-8602 in the Ono Territory, as well as any development of the products specifically necessary to obtain such approvals. Ono is also responsible for the commercialization of products containing selinexor or KPT-8602 in the Field in the Ono Territory at its own cost and expense.

Subject to Ono’s Manufacturing Election, the Company will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts pursuant to a clinical supply agreement to be entered into by the Company and Ono, and Ono may elect to have the Company provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by the Company and Ono, in each case the costs of which will be borne by Ono.

The Agreement will continue in effect on a product-by-product, country-by-country basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country.  However, the Agreement may be terminated earlier by (i) either party for breach of the Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Ono on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) the Company in the event Ono challenges or assists with a challenge to certain of the Company’s patent rights.

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation, or MMRF.  Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor.  The terms of this research agreement do not apply to KPT-8602. In connection with the transactions contemplated under the Agreement, the Company expects that it will be obligated to pay to MMRF approximately ¥225 million (approximately US$2.0 million at the exchange rate as of the Effective Date) of the upfront cash payment from Ono, as well as a percentage of any milestone payments from Ono and a mid-single-digit percentage of any royalty payments from Ono. The maximum aggregate amount the Company may be obligated to pay to MMRF under the research agreement is $6.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding possible achievement of discovery and development milestones, our future discovery and development efforts, our collaborations and partnering agreements with third parties, our strategy, our future operations, financial position and revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our initial focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,100 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several mid- and later-stage clinical trials, including, among others, the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with backbone therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma. We expect to provide topline data from the expanded cohort for the STORM study by April 2018, topline data from the SADAL study in the second half of 2018, topline data from the BOSTON study in 2019 and topline data from the Phase 3 portion of the SEAL study by the end of 2019. We are also preparing to establish the commercial infrastructure to support a potential launch of selinexor in North America and Western Europe. We have devoted substantially all of our efforts to research and development. It may be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. To date, we have financed our operations principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

As of September 30, 2017, we had an accumulated deficit of $456.3 million. We had net losses of $30.6 million and $25.4 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $89.9 million and $82.6 million for the nine months ended September 30, 2017 and 2016, respectively. We have not generated any revenue to date from the sales of any drugs.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Contract and grant revenue	$—	$48	$(48)	(100)%
Operating expenses:
Research and development	25,237	19,893	5,344	27%
General and administrative	5,818	5,897	(79)	(1)%
Loss from operations	(31,055)	(25,742)	(5,313)	21%
Other income, net	428	317	111	35%
Loss before income taxes	(30,627)	(25,425)	(5,202)	21%
Provision for income taxes	(13)	—	(13)	—
Net loss	$(30,640)	$(25,425)	$(5,215)	21%

Contract and Grant Revenue. We recognized revenue pursuant to a government grant agreement during the three months ended September 30, 2016.

Research and Development Expense. Research and development expense increased approximately $5.3 million to $25.2 million for the three months ended September 30, 2017 from approximately $19.9 million for the three months ended September 30, 2016. The increase is primarily related to:

•	an increase of approximately $2.9 million in clinical trial costs, primarily related to the selinexor program;
•	an increase of $1.1 million in consulting and professional expense;
•	an increase of $0.9 million in personnel costs, primarily due to higher headcount, offset by a decrease in stock-based compensation of $0.3 million; and
•	an increase of approximately $0.3 million in travel and other costs.

We expect our research and development expenses to increase for the full year 2017 compared with the prior year as we continue spending on our development programs and clinical trials.

General and Administrative Expense. General and administrative expense decreased approximately $0.1 million to $5.8 million for the three months ended September 30, 2017 from approximately $5.9 million for the three months ended September 30, 2016. The decrease is primarily related to:

•	a decrease of approximately $0.1 million in personnel costs, primarily due to a decrease of approximately $0.4 million in stock-based compensation offset by an increase in headcount.

We expect general and administrative expenses to increase in the future in support of our expanding operating activities.

Other Income, net. Other income, net, increased approximately $0.1 million to $0.4 million for the three months ended September 30, 2017 from approximately $0.3 million for the three months ended September 30, 2016, primarily due to increased returns resulting from a general increase in interest rates and higher average investment balances from funds raised through the “at-the-market” offering and a follow-on offering in April 2017.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Contract and grant revenue	$71	$107	$(36)	(34)%
Operating expenses:
Research and development	72,440	66,267	6,173	9%
General and administrative	18,717	17,407	1,310	8%
Loss from operations	(91,086)	(83,567)	(7,519)	9%
Other income, net	1,196	925	271	29%
Loss before income taxes	(89,890)	(82,642)	(7,248)	9%
Provision for income taxes	(54)	—	(54)	—
Net loss	$(89,944)	$(82,642)	$(7,302)	9%

Contract and Grant Revenue. We recognized revenue pursuant to a government grant agreement during the nine months ended September 30, 2017 and September 30, 2016.

Research and Development Expense. Research and development expense increased approximately $6.2 million to $72.4 million for the nine months ended September 30, 2017 from approximately $66.3 million for the nine months ended September 30, 2016. The increase is primarily related to:

•	an increase of approximately $4.1 million in clinical trial costs, primarily related to the selinexor program;
•	an increase of $2.3 million in consulting and professional expense;
•	an increase of $0.4 million in toxicology study costs; and
•	an increase of $0.3 million in personnel costs, primarily due to higher headcount and compensation increases offset by decreased stock-based compensation expense of $1.1 million,
•	partially offset by a decrease of $1.0 million in discovery costs.

We expect our research and development expenses to continue to increase for the full year 2017 compared with the prior year as we continue spending on our development programs and clinical trials.

General and Administrative Expense. General and administrative expense increased approximately $1.3 million to $18.7 million for the nine months ended September 30, 2017 from approximately $17.4 million for the nine months ended September 30, 2016. The increase is primarily related to:

•

an increase of approximately $0.7 million in personnel costs due to increased headcount, severance costs and compensation increases offset by decreased stock-based compensation expense of $0.6 million; and

•	an increase of approximately $0.6 million in travel, occupancy and other costs.

We expect general and administrative expenses to increase in the future in support of our expanding operating activities.

Other Income, net. Other income, net, increased approximately $0.3 million to $1.2 million for the nine months ended September 30, 2017 from approximately $0.9 million for the nine months ended September 30, 2016, primarily due to increased returns resulting from a general increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and proceeds from public offerings of our common stock.

As of September 30, 2017, we had $159.4 million in cash, cash equivalents, restricted cash and short- and long-term investments compared to $175.5 million in cash, cash equivalents, restricted cash and short- and long-term investments as of December 31, 2016.

In December 2015, we entered into a sales agreement (the “Sales Agreement”) relating to an “at-the-market” offering, pursuant to which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 7, 2016, we entered into an amendment to the Sales Agreement pursuant to which we may issue and sell shares of our common stock, having an additional aggregate offering price of up to $50.0 million on or after November 7, 2016. As of October 31, 2017, we had sold an aggregate of 7,064,513 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $66.7 million.  We sold no shares under the Sales Agreement during the three months ended September 30, 2017 and 22,100 shares in October 2017 for net proceeds of $0.3 million.

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

On October 11, 2017 (the “Effective Date”), we entered into a license agreement (the “Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which we granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and KPT-8602 for the diagnosis, treatment and/or prevention of all human oncology indications (the “Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”).  Pursuant to the terms of the Agreement, we will receive an upfront payment of ¥2.5 billion (US$22.3 million at the exchange rate as of the Effective Date), up to ¥10.15 billion (US$90.5 million at the exchange rate as of the Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (US$80.2 million at the exchange rate as of the Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and KPT-8602 in the Ono Territory.

We are a party to a research agreement with the Multiple Myeloma Research Foundation, or MMRF.  Under this research agreement, we are obligated to make certain payments to MMRF, including if we out-license selinexor.  The terms of this research agreement do not apply to KPT-8602. In connection with the transactions contemplated under the Agreement, we expect that we will be obligated to pay to MMRF approximately ¥225 million (approximately US$2.0 million at the exchange rate as of the Effective Date) of the upfront cash payment from Ono, as well as a percentage of any milestone payments from Ono and a mid-single-digit percentage of any royalty payments from Ono. The maximum aggregate amount we may be obligated to pay to MMRF under the research agreement is $6.0 million.

We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of September 30, 2017, totaling $159.4 million, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Western Europe.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(68,179)	$(64,393)
Net cash provided by investing activities	20,009	17,993
Net cash provided by financing activities	52,786	31,915
Effect of exchange rate changes	171	35
Net increase (decrease) in cash and cash equivalents	$4,787	$(14,450)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven primarily by an increase in our net loss due to an increase in our operating expenses, as adjusted for stock-based compensation and offset by an increase in our accrued expenses and other liabilities.

Investing activities. The net cash provided by investing activities during the nine months ended September 30, 2017 reflects a decrease of $48.7 million in purchases of investments offset by a decrease of $46.7 million in proceeds from maturities of investments compared to the nine months ended September 30, 2016.

Financing activities. The net cash provided by financing activities for the nine months ended September 30, 2017 reflects an increase of $20.9 million compared to the nine months ended September 30, 2016. The increase was primarily related to the net proceeds of $37.9 million from our follow-on offering in April 2017, offset by lower net proceeds of $17.0 million from the sale of shares of common stock as part of the “at-the-market” offering in April 2017 compared to the sale of shares in September 2016.

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

We expect that our cash, cash equivalents, restricted cash and short- and long-term investments as of September 30, 2017, totaling $159.4 million, will be sufficient to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Western Europe. Our future capital requirements will depend on many factors, including:

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $159.4 million as of September 30, 2017. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of selinexor.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, in 2016 we released top-line interim results from our Selinexor Treatment of Refractory Myeloma (STORM) study. While we believe the results we have observed to date are positive, there can be no assurance that further analysis will confirm our initial observations regarding this interim data or that data from the expansion of our STORM study will reflect similar results.

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

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and a primary endpoint of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, it will likely not be approved for that indication.

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

We are early in our development efforts and have four drug candidates, selinexor, verdinexor, KPT-8602 and KPT-9274, in clinical development for treatment of human diseases. The success of these and any of our other drug candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;
•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;
•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drugs for which we may obtain marketing approval;
•	launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others;
•	acceptance of the drugs, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for any approved drugs;
•	maintaining an acceptable safety profile of the drugs following approval;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining and growing an organization of scientists and business people, including collaborators, who can develop and commercialize our drug candidates.

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

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. Assuming positive results from our expanded STORM study and remaining unmet medical need, we intend to use the data from the expanded study to support a request that the FDA consider granting accelerated approval for selinexor in penta-refractory multiple myeloma. The FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Although we are not aware of any experimental therapies currently being evaluated in patients with penta-refractory multiple myeloma or any experimental or approved therapies showing activity in these patients, such therapies may exist at the time the FDA acts on any request we may make for accelerated approval, which could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the submission of a New Drug Application, or NDA, by us, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval if data from our Phase 2b STORM study support such an application, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

There can also be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints, or that we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and
•	any partners and collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

If, in the future, we are unable to establish sales and marketing capabilities or maintain current agreements or enter into additional agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale and marketing of our drug candidate.  We currently intend to establish a commercial infrastructure to enable us to market selinexor in North America and Western Europe.

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

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in maintaining current arrangements or entering into additional arrangements with third parties to sell and market our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

We may not receive royalty or milestone revenue under our license agreements for several years, or at all.

Our license agreements provide for payments on achievement of development or commercialization milestones and for royalties on product sales.  However, because none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided in our license agreements and we do not expect to receive any royalty revenue for several years, if at all.

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

•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, volatility in currency exchange rates or political instability in particular foreign economies and markets;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act, or FCPA.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $30.6 million for the three months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $456.3 million. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and public offerings of our common stock. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor (KPT-330), as well as verdinexor (KPT-335), KPT-8602 and KPT-9274, are in clinical development and our other drug candidates for the treatment of human disease are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, restricted cash and investments will enable us to fund our current operating plan and capital expenditure requirements into 2019 while we are preparing to establish a commercial infrastructure for a potential launch of selinexor in North America and Western Europe. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Dependence on Third Parties

We depend on third parties for certain aspects of the development, marketing and/or commercialization of our drug candidates, and plan to enter into additional collaborations. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We intend to maintain our existing collaborations and will continue to seek additional third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, while we currently plan to develop and seek approval of selinexor in North America and Western Europe with respect to the potential approval of selinexor without a collaborator, we have entered into a collaboration with Ono Pharmaceutical Co., Ltd., and will continue to seek to enter into additional collaborations, for marketing and commercialization of selinexor for other geographies. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of our other SINE compounds for inflammatory, autoimmune and/or neurological conditions and viral indications. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable drug candidates;
•	collaborators may learn about our discoveries and use this knowledge to compete with us in the future; and
•	the number and type of our collaborations could adversely affect our attractiveness to collaborators or acquirers.

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.  If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

If we are not able to maintain our existing collaborations or establish additional collaborations as we currently plan, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. As noted above, we expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for the development and/or commercialization of our drug candidates.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our drug candidates for clinical trials and ultimately for commercial supply of any of these drug candidates for which we or any of our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 42 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor, KPT-8602 and KPT-350 in the United States, and their use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Our commercial success depends upon our ability and the ability of any current and future collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe, or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing and marketing our drug candidates and using our technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or drug or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. As a result, we cannot predict when or if we or any of our collaborators will obtain marketing approval to commercialize a drug candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we or any of our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We and our collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Even if we or any of our collaborators obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our drugs may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. We and our collaborators must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we and our collaborators may not be able to promote any drugs we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved drugs and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we or our collaborators receive marketing approval for one or more of our drug candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we and our collaborators are not able to comply with post-approval regulatory requirements, we and our collaborators could have the marketing approvals for our drugs withdrawn by regulatory authorities, and our or our collaborators’ ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our drug candidates for which we or our collaborators obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market, and we and our collaborators may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

Any of our drug candidates for which we or our collaborators obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we or our collaborators do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full U.S. Senate. Congress will likely consider other legislation to replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our Chief Executive Officer, our President and Chief Scientific Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Michael Kauffman, M.D., Ph.D., our Chief Executive Officer, and Sharon Shacham, Ph.D., M.B.A., our President and Chief Scientific Officer, as well as the other principal members of our management and scientific teams. Although we have entered into formal employment agreements with Drs. Kauffman and Shacham, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our key employees could impede the achievement of our research, development, commercialization and other business objectives.

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

As of September 30, 2017, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 47,154,204 shares outstanding as of September 30, 2017. Of such shares, at least 11.6 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock as of September 30, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

Item 6.	Exhibits.

Exhibit		Form	Incorporated by Reference			Filed
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1	Letter Agreement, dated September 9, 2017, by and between the Registrant and Michael Falvey.	8-K	001-36167	09/12/2017	10.1

10.2	Nonstatutory Stock Option Agreement, dated September 11, 2017, by and between the Registrant and Michael Falvey.	8-K	001-36167	09/12/2017	10.2

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 2, 2017	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 2, 2017	By:	/s/ MICHAEL F. FALVEY
Michael F. Falvey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)