Form 10-K
period 2017-12-31
Karyopharm Therapeutics Inc.
filed 2018-03-15
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2017 was approximately $316,146,057. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of March 9, 2018: 49,652,828.

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2018 in connection with our 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “company,” “we,”, or “our,” with respect to the possible achievement of discovery and development milestones, our future discovery and development efforts, our collaborations with third parties, our future operating results and financial position, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, dependence on any collaborators, competition, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.	Business

BUSINESS

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and subsequent commercialization of novel, first-in-class drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on understanding the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned, novel, small molecule Selective Inhibitor of Nuclear Export (SINE) compounds that inhibit the nuclear export protein exportin 1 (XPO1). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases in areas of unmet medical need. Our SINE compounds were the first oral XPO1 inhibitors in clinical development.

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,200 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several later-stage clinical trials, including, among others, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

We expect to provide top-line data from the expanded cohort for the STORM study at the end of April 2018, top-line data from the SADAL study by the end of 2018, top-line data from the BOSTON study in 2019 and top-line data from the Phase 3 portion of the SEAL study by the end of 2019. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States. In October 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. for the development and commercialization of selinexor and eltanexor (KPT-8602) for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (ASEAN).

Summary of Clinical Development

Oral selinexor is being evaluated in multiple later-phase clinical trials in patients with relapsed and/or refractory hematological and solid tumor malignancies. In general, relapsed disease refers to disease that progresses following the expiration of a specified period of time after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within a specified period of time after discontinuation of therapy. To date, oral selinexor has been administered to more than 2,200 patients across company- and investigator-sponsored clinical trials; the vast majority of these patients have very heavily pretreated, relapsed or refractory disease. Evidence of single-agent anti-cancer activity has been observed in many patients and selinexor has been sufficiently well-tolerated to allow several of these patients to remain on therapy for prolonged periods. Over 50 patients have remained on study for over 12 months, with several patients on study for over 24 months.

During 2016 and 2017, we reported several important clinical data sets for selinexor and communicated our plan to pursue a clinical development initiative focused on obtaining our first regulatory approval for selinexor in multiple myeloma. This strategy is based on the positive interim results reported to date from the ongoing Phase 2b STORM study and the ongoing Phase 1b/2 STOMP study. The STORM study is a single-arm clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone in patients with penta-refractory myeloma. Patients with penta-refractory myeloma have received several previous treatments, including with alkylating agents, glucocorticoids, two immunomodulatory drugs (IMiDs), specifically Revlimid® (lenalidomide) and Pomalyst® (pomalidomide), and two proteasome inhibitors (PIs), specifically Velcade® (bortezomib) and Kyprolis® (carfilzomib), as well as an anti-CD38 monoclonal antibody such as Darzalex® (daratumumab) or isatuximab; their disease is refractory to at least one of these IMiDs, at least one of these PIs, and at least one anti-CD38 monoclonal antibody; and the disease has progressed following their most recent therapy. We believe this STORM study is evaluating a cohort of patients which represents an unmet medical need, meaning there is no standard of care therapy known to be effective in this population. The STOMP study, a multi-arm clinical trial in patients with relapsed/refractory multiple myeloma, is evaluating selinexor and low-dose dexamethasone plus standard therapies, such as Revlimid®, Pomalyst®, Velcade®, Kyprolis® or Darzalex®; a new arm of the study evaluating selinexor in combination with Revlimid® in patients with previously untreated myeloma is also being opened.

In the clinical data set for Part 1 of the STORM study, which we reported in 2016, in patients with heavily pretreated refractory multiple myeloma, selinexor demonstrated robust response rates and duration, compelling overall survival rates, and a favorable safety profile. Based on results from this Part of the STORM study, we expanded the STORM study, designated Part 2, to include approximately 120 additional patients with clearly documented penta-refractory multiple myeloma. We expect to report top-line data from Part 2 of the STORM study at the end of April 2018. Assuming a positive outcome from Part 2 of the STORM study, we plan to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) during the second half of 2018, with a request for accelerated approval for selinexor in penta-refractory multiple myeloma, followed thereafter by a potential submission to the European Medicines Agency (EMA) requesting conditional approval.

Data from the STOMP study, initially presented in December 2016 at the American Society of Hematology (ASH) annual meeting, showed that selinexor plus low-dose dexamethasone and Velcade® demonstrated high disease response rates, including for patients whose disease was previously refractory to PIs including Velcade® and/or Kyprolis®. Based on the positive results from the Velcade® arm of the STOMP study, we are conducting the pivotal Phase 3 BOSTON study in patients with multiple myeloma who have had one to three prior lines of therapy. The BOSTON study is evaluating selinexor plus low-dose dexamethasone and Velcade® compared to low-dose dexamethasone plus Velcade®. For the BOSTON study, we have identified the combination dose of selinexor 100mg orally once weekly plus dexamethasone 20mg orally twice weekly and Velcade® 1.3mg/m2 subcutaneously once weekly for 4 of 5 weeks, and we expect the study will enroll approximately 360 patients. If successful, the BOSTON study may qualify as a full-approval study and potentially serve as a confirmatory study if the STORM study is successful and results in accelerated and/or conditional approval.

In December 2016, we presented clinical data from the STOMP study at the ASH 2016 annual meeting indicating that selinexor and low-dose dexamethasone plus Velcade® or Pomalyst® demonstrates high response rates when combined. At the following ASH 2017 annual meeting, we presented updated clinical data from the STOMP study further indicating that selinexor and low-dose dexamethasone plus Velcade® or Pomalyst® demonstrates high response rates when combined. We also presented new data at the ASH 2017 annual meeting indicating that selinexor and low-dose dexamethasone plus Revlimid® or Darzalex® demonstrated high response rates. A year earlier at the ASH 2016 annual meeting, preliminary safety and efficacy of selinexor plus Kyprolis® (dosed twice weekly) and dexamethasone in patients with multiple myeloma was presented. The STOMP study is being expanded to evaluate selinexor plus Kyprolis® dosed once weekly. In addition, we are planning a new arm in the STOMP study that will evaluate selinexor and low-dose dexamethasone plus Revlimid® in patients with newly diagnosed multiple myeloma.

Key clinical trials of selinexor are summarized in the chart below. In addition to these studies, there are several ongoing investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

We previously announced data from the STORM, STOMP, SADAL, SEAL and KING studies and these data are described further herein. We currently expect to provide data related to the ongoing studies of selinexor listed above as follows:

STORM: Phase 2b expansion top-line data (overall response rate) in April 2018;

STOMP: Updated data from ongoing study arms (Revlimid®, Pomalyst®, Velcade® and Darzalex®) and potentially data from a new study arm (Kyprolis®) during 2018;

SADAL: Phase 2b top-line data (overall response rate) by the end of 2018;

BOSTON: Randomized Phase 3 top-line data (progression-free survival and overall response rate) in 2019; and

SEAL: Randomized Phase 3 top-line data (progression-free survival) by the end of 2019.

In addition to selinexor, we are also advancing a pipeline of novel drug candidates in oncology. We began clinical testing of oral eltanexor (KPT-8602), a second-generation SINE compound, in late 2015. We reported results at the ASH 2017 annual meeting showing good tolerability in patients with relapsed/refractory multiple myeloma, and we expanded clinical development of eltanexor to include myelodysplastic syndrome (MDS), colorectal cancer (CRC), and metastatic castration-resistant prostate cancer (mCRPC). We began clinical testing of oral KPT-9274, a dual PAK4/NAMPT inhibitor, in patients with lymphoma or solid tumors during 2016, and we reported top-line data at the 2017 European Society of Medical Oncology (ESMO) annual meeting showing a manageable safety profile and early signals of antitumor activity. During 2017, we licensed to Anivive Lifesciences exclusive worldwide rights for the development and commercialization of oral verdinexor (KPT-335) for the treatment of cancer in companion animals. Our pipeline of drug candidates in oncology other than selinexor is summarized in the chart below.

In addition to its role in cancer, XPO1 is known to play a role in neurological, inflammatory, viral, wound healing and other diseases. In the hands of academic collaborators, SINE compounds have shown activity in a variety of non-oncology models consistent with the biology of XPO1. In January 2018, we entered into an Asset Purchase Agreement with Biogen MA Inc., a subsidiary of Biogen Inc. (Biogen), pursuant to which Biogen acquired KPT-350, an investigational new drug application-ready, oral SINE compound with a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions, as well as certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS). SINE compounds have also demonstrated activity in animal models of viral diseases, certain rare diseases and other indications, and we are continuing to develop programs in these areas largely through academic collaborations and non-dilutive funding opportunities with the intent to out-license these programs for clinical development and future commercialization.

Since our founding by Dr. Sharon Shacham in 2008, our goal has been to establish a leading, independent oncology business. We are led by Dr. Shacham, our President and Chief Scientific Officer, and Dr. Michael Kauffman, our Chief Executive Officer. Dr. Kauffman played a leadership role in the development and approval of Velcade® at Millennium Pharmaceuticals and of Kyprolis® while serving as Chief Medical Officer at Proteolix and then Onyx Pharmaceuticals. Both prior to her founding of Karyopharm and while at Karyopharm, Dr. Shacham has played a leadership role in the discovery and development of many novel drug candidates, which have been or are being tested in human clinical trials.

Since our inception, we have devoted most of our efforts to research and development, and we have not generated any revenue to date from the commercial sale of any drugs. As of December 31, 2017, we had an accumulated deficit of $495.3 million. We had net losses of $129.0 million, $109.6 million and $118.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. See our Consolidated Statements of Operations and Note 2 to our consolidated financial statements for further information regarding our research and development expenses and financial information regarding the geographic areas in which we operate.

Summary of Mechanism of Action: Transient XPO1 Inhibition by SINE Compounds

Certain functions may only occur within a particular location in the cell, so one of the ways a cell regulates the function of a particular protein is by controlling that protein’s location within the cell. The nuclear pore is a complex gate between the nucleus and cytoplasm, regulating the import and export of most large molecules, called macromolecules, including many proteins, into and out of the nucleus. In healthy cells, nuclear transport, both into and out of the nucleus, is a normal and regular occurrence that is tightly regulated and requires the presence of specific carrier proteins. XPO1 mediates the export of over 220 mammalian cargo proteins and some growth-promoting mRNAs. Particularly, XPO1 mediates the transport of the majority of tumor suppressor proteins and appears to be the only mediator of nuclear export for these proteins. Cancer cells have increased levels of XPO1, causing the increased export of these tumor suppressor proteins from the nucleus. Since the tumor suppressor proteins must be located in the nucleus to survey for damage and initiate programmed cell death, or apoptosis, XPO1 overexpression in cancer cells counteracts the genome surveillance process that detects DNA damage which can promote cancer. By blocking XPO1, our SINE compounds inhibit the export of tumor suppressor proteins, leading to their accumulation in the nucleus. Subsequently, the accumulation of tumor suppressor proteins amplifies their natural apoptotic function in cancer cells, but with minimal effects on normal cells. Further, SINE compounds reduce the translation of certain growth-promoting and anti-apoptosis proteins – often called oncoproteins – by inhibiting the XPO1-mediated nuclear to cytoplasmic transport of the mRNAs that code for these proteins. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins and oncoprotein mRNAs.

We believe that the XPO1-inhibiting SINE compounds that we have discovered and developed to date, including selinexor, have the potential to provide novel, oral, targeted therapies that enable tumor suppressor proteins to remain in the nucleus and promote the apoptosis of potentially any type of cancer cell. Cancer treatments with our SINE compounds spare normal cells, which, unlike cancer cells, do not have significant damage to their genetic material, and we believe this selectivity for cancer cells minimizes side effects. In multiple cancer types, patient tumor biopsies have confirmed that selinexor treatment induces nuclear localization of tumor suppressor proteins and, subsequently, cancer cell death, or apoptosis. We believe that no currently approved cancer treatments and only one current clinical-stage cancer drug candidate are selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus. Thus, we believe that selinexor’s novel mechanism of action and oral administration and low levels of major organ toxicities observed to date in patients treated with selinexor in clinical trials, along with encouraging efficacy data, support the potential for selinexor’s broad use across many cancer types, including both hematological and solid tumor malignancies. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. We own all intellectual property rights related to the compounds that we are developing, including composition of matter and method of use patents covering selinexor issued by the U.S. Patent and Trademark Office in 2015 and which provide patent protection through at least 2032, prior to any adjustments or extensions.

Our Strategy

The critical components of our business strategy are to:

•	Develop and Seek Regulatory Approval of Selinexor, Our Lead Novel Drug Candidate, in North America and Europe. We plan to seek regulatory approvals of selinexor in North America and Europe for each indication in which we receive favorable results in a trial with a survival endpoint that is registration-enabling. We may also seek regulatory approvals where a clinical trial demonstrates significant data in a surrogate endpoint, such as overall response rate, that could allow for accelerated or conditional approval. We or our current or future partners may seek full or conditional approvals in other geographies as well.

•	Maximize the Commercial Value of Selinexor. In October 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ASEAN countries. We currently hold development, marketing, and commercialization rights for selinexor in all other countries and are positioned to develop selinexor and to seek regulatory approval for its use in oncology indications without a collaborator in North America and Europe. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States.

•	Maintain Our Competitive Advantage and Scientific Expertise in the Field of Nuclear Transport. To further our understanding of the role nuclear transport plays in the underlying biology of cancer, as well other major diseases, we plan to continue research in the field of nuclear transport and related areas, primarily by fostering relationships with top scientific advisors and physicians. We have taken this approach in the past with KPT-350, an investigational new drug application-ready, oral SINE compound with a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions, which Biogen recently acquired from us. We believe that investing in the recruitment of exceptional advisors, employees, and management is critical to our continued leadership in the nuclear transport field. We are collaborating with leading patient advocacy groups to provide education on the science behind our SINE compounds and to support the development and execution of clinical trials. We have advanced the understanding and potential application of selinexor in cancer treatment through a broad range of collaborations with leading institutions engaged in evaluating selinexor in clinical trials in the United States, Canada, many European countries, Australia, India, Israel, Singapore and elsewhere.

•	Continue Developing our Pipeline of Novel Drug Candidates. To date, we have identified several drug candidates: our oral SINE compounds selinexor (KPT-330), eltanexor (KPT-8602) and verdinexor (KPT-335) and our oral dual PAK4/NAMPT inhibitor, KPT-9274. A fifth program, KPT-350 for amyotrophic lateral sclerosis and other neuro-inflammatory conditions, was sold to Biogen in January 2018. While we may identify or in-license novel drug candidates for development in oncology in the future, we are currently focused on the development of our existing pipeline of drug candidates.

•	Maximize the Value of Our Other SINE Compounds in Non-Oncology Indications through Collaborations. We may seek to enter into global or regional development, marketing, and commercialization collaboration arrangements for our other SINE compounds in non-oncology indications. For example, during 2017, we licensed to Anivive Lifesciences exclusive worldwide rights for the development and commercialization of verdinexor (KPT-335) for the treatment of cancer in companion animals. As described above, in January 2018, we entered into an asset purchase agreement with Biogen pursuant to which Biogen acquired KPT-350 as well as certain related assets with an initial focus in amyotrophic lateral sclerosis.

Our Focus: Nuclear Transport

Cancer is a disease characterized by unregulated cell growth. Cancer cells develop when DNA inside the nucleus of normal cells accumulates damage in genes that regulate cell growth and survival. In healthy cells, proteins called tumor suppressor proteins help prevent accumulation of DNA damage (mutations, chromosomal translocations and other abnormalities) by monitoring DNA for damage, and if damage is detected, the tumor suppressor proteins direct the cell to attempt to repair it. However, if the DNA damage is too severe, the tumor suppressor proteins direct the cell to die in a process called apoptosis.

Proteins, however, are not made inside the nucleus but rather made outside of the nucleus in an area called the cytoplasm. A membrane, called the nuclear membrane, separates the nucleus from the cytoplasm. All large nuclear proteins (larger than 40kDa), including tumor suppressor proteins, must be transported from the cytoplasm into the nucleus to perform their functions in keeping a cell healthy. Proteins are brought into the nucleus from the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules, including many other proteins, enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins which mediate the import of macromolecules into the nucleus are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins.

Eight exportins have been identified in human cells. One such export carrier protein was discovered in 1999 and is called exportin 1 (XPO1 or CRM1). XPO1 helps export over 220 cargo proteins. In particular, XPO1 appears to be the sole exporter for most of the tumor suppressor proteins including p53, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E (eIF4E), also called the “mRNA cap binding protein.” eIF4E binds to the mRNAs for many growth-regulating proteins, including c-myc, bcl-2, bcl-6, Atk1, hDM2 and cyclin D. eIF4E depends on XPO1 to help carry these growth-promoting mRNAs from the nucleus into the cytoplasm where the mRNAs are efficiently translated into proteins. XPO1 also exports the anti-inflammatory protein IkB, which inhibits a protein called NF-kB. NF-kB is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases. By exporting IkB out of the nucleus, XPO1 augments NF-kB activity.

XPO1 levels are reported to be elevated in nearly all cancer cells when compared to their healthy cell counterparts. Therefore, these elevated levels of XPO1 in cancer cells mediate the rapid export of tumor suppressor proteins as well as IkB and eIF4E out of the nucleus. When compared to healthy cells, the increased export of tumor suppressor proteins in cancer cells may lead to reduced monitoring for DNA damage, the normal triggering of apoptosis and increased NF-kB activity. Higher levels of XPO1 expression in cancer cells is also generally correlated with resistance to chemotherapy and poor prognosis of patients.

Inhibiting XPO1 leads to accumulation of tumor suppressor proteins as well as eIF4E and IkB in the cell nucleus, which has been confirmed in a variety of preclinical models as well as in tumor biopsy tissues from patients treated with selinexor. Accumulation of tumor suppressor proteins increases monitoring for DNA damage and triggering of apoptosis in cancer cells. Also, blocking XPO1 can cause accumulation of bound growth-promoting mRNAs, which may cause a reduction in the levels of growth-promoting proteins in cancer cells; this has also been confirmed in preclinical models and tumor biopsy tissues. Accumulation of IkB in the nucleus inhibits NF-kB, which may be beneficial in overcoming chemotherapy resistance and in treating autoimmune, inflammatory, and neuro-inflammatory disease. For these reasons, we believe blocking XPO1 is a good strategy for treating cancer, autoimmune, inflammatory, and neuro-inflammatory diseases. The figure below depicts the process by which XPO1 mediates the nuclear transport process.

XPO1 Mediation of Nuclear Transport

Our Approach: Targeting Nuclear Export with SINE Compounds

Our lead drug candidates are first-in-class, oral, Selective Inhibitor of Nuclear Export (SINE) compounds. We designed SINE compounds by applying our proprietary drug discovery and optimization expertise to the X-ray structure of XPO1 published in 2009. SINE compounds inhibit XPO1-mediated nuclear export by strongly, yet reversibly, binding to the XPO1 cargo binding site, effectively blocking the XPO1-cargo protein interaction. The transient XPO1 inhibition period that we have observed to date with our SINE compounds appears to be sufficient for elevation of tumor suppressor protein levels and IkB in the nucleus. Accumulation of tumor suppressor proteins in the nucleus of cancer cells allows them to perform their normal role of detecting DNA damage, thereby inhibiting a cancer cell’s ability to divide and promoting apoptosis. Healthy cells also accumulate tumor suppressor proteins in the presence of a SINE compound, but they do not undergo apoptosis after transient XPO1 inhibition because they have minimal or no DNA damage. The figure below depicts the process by which SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins.

Transient XPO1 Inhibition by SINE Compounds

In addition to cancer, our SINE compounds have demonstrated the potential to provide therapeutic benefit in a number of other indications. Specifically, SINE compounds have shown evidence of activity in preclinical models of viral infections, neurological disorders, inflammation and autoimmune diseases.

Our Initial Indication: Cancer

Cancer is the second leading cause of death globally and was responsible for 8.8 million deaths in 2015. Globally, nearly one in six deaths is due to cancer. The American Cancer Society estimates that in the United States in 2018, approximately 1.7 million new cancer cases will be diagnosed and approximately 610,000 people will die of cancer. The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer, and 13 million people will die of cancer worldwide, as compared to 14.1 million new cancer diagnoses in 2012 and 8.8 million cancer deaths worldwide in 2015.

The most common methods for treating patients with cancer are a combination of surgery, radiation, and drug therapy. Locoregional therapies, such as surgery and radiation therapy, are particularly effective with localized disease. However, in situations where the cancer has spread beyond the primary site or cannot otherwise be treated through locoregional therapies, physicians generally use systemic drug therapies. In many cases, drug therapy includes combinations of several different drugs. An early approach to cancer treatment was through cytotoxic drugs that kill rapidly proliferating cancer cells by nonspecific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs have been effective in the treatment of some cancers, they act in an indiscriminate manner, killing healthy cells as well as cancer cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in promoting cancer cell death. A different approach to pharmacological cancer treatment has been to develop drugs referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in the rapid cell growth and spread of cancer. Targeted therapeutics are designed specifically to exploit vulnerabilities in cancer cells to improve efficacy, and to minimize side effects. The drugs are designed to either attack a target that causes uncontrolled growth of cancer cells because of a genetic alteration more often found in cancer cells than in healthy cells or attack a target that cancer cells are more dependent on for their growth than are healthy cells.

Our SINE compounds are novel therapies specifically designed to force nuclear accumulation in the levels of multiple tumor suppressor and growth regulatory proteins. Tumor suppressor proteins assess a cell’s DNA and in cells with heavily damaged DNA, such as cancer cells, these proteins induce cell death, or apoptosis. Unlike many other targeted therapeutic approaches that only work for a specific set of cancers or in a specific subgroup of patients, we believe that by restoring tumor suppressor proteins to the nucleus where they can assess a cell’s DNA, our SINE compounds have the potential to provide therapeutic benefits across a broad range of both hematological and solid tumor malignancies and benefit a wider range of patients. Additionally, and as supported by its mechanism of action and preclinical and clinical data, we believe that selinexor has the potential for additive or synergistic benefit with approved and experimental therapies in treating cancer patients. As a result, we believe that selinexor has the potential to serve as a backbone therapy across multiple hematological and solid tumor malignancies as part of a variety of combination therapies.

Our Oncology Drug Candidates

Selinexor (KPT-330)

Selinexor is being evaluated in multiple later phase clinical trials in patients with relapsed and/or refractory hematological malignancies and solid tumors. Anti-cancer activity has been observed with tumor reductions and durable disease control across many hematologic malignancies and solid tumors. Over 50 patients have remained on oral selinexor, either as a single-agent or in combination with other agents, for over 12 months, with several patients on study over 24 months.

In our lead hematologic indication of relapsed or refractory multiple myeloma, selinexor has demonstrated encouraging response rates, including a 20% response rate and prolonged survival in patients whose disease is relapsed or refractory following treatment with the currently available therapies. When used in combination with other anti-myeloma agents, including Revlimid® (lenalidomide), Pomalyst® (pomalidomide), Velcade® (bortezomib) and Darzalex® (daratumumab), selinexor has generated response rates ranging from 63% to 92%. In patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), our next lead indication, selinexor has demonstrated a response rate of 33%, and similar rates in both germinal center (GCB) and non-GCB subtypes of the disease. In liposarcoma, our lead solid tumor indication, selinexor has demonstrated superior progression-free survival versus placebo, achieving a hazard ratio of 0.6, which represents a 40% reduction of disease progression or death.

To date, the most commonly reported adverse events (AEs) are predictable in the patient populations being studied and have been generally reversible and/or manageable with standard supportive care and/or dose modification. These AEs often decrease over time and are consistent with those previously reported by patients in our initial clinical trials. A preliminary analysis of safety and tolerability of selinexor was performed on unaudited AE data for 1,412 patients enrolled in our company-sponsored hematological malignancy and solid tumor clinical trials as of the data cutoff point of March 31, 2017. Overall, the most commonly reported selinexor-related AEs in ongoing clinical studies were generally low-grade and included nausea (62%), fatigue (60%), anorexia (51%), thrombocytopenia (42%), and vomiting (37%). Thrombocytopenia, the most common hematologic treatment-related AE, was reported among 42% of patients, and approximately half of these were Grades 3 to 4. The dosing regimens currently used in our key clinical trials, including BOSTON, STORM, STOMP, SADAL and SEAL, have shown predictable and manageable tolerability, particularly when used once weekly in combination regimens. In certain studies, the AEs reported from treatment arms evaluating selinexor and dexamethasone in combination with other antimyeloma agents were similar to, or reduced, compared to selinexor and dexamethasone alone.

We describe below the key company- and investigator-sponsored studies evaluating selinexor in hematological malignancies and solid tumors, both as a single-agent and in combination. Additional data from company- and investigator-sponsored combination studies may be presented on an ongoing basis by us and/or our collaborators at scientific conferences or through other publications at various times. Unless otherwise indicated, response data presented herein are interim unaudited data based on reports by physicians at the clinical trial sites. Responses in hematological trials are measured using commonly accepted evaluation criteria for the specific indication. Responses in solid tumor trials are evaluated using RECIST unless otherwise noted.

Advanced Hematological Malignancies

Multiple Myeloma

Multiple myeloma (MM) is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin (M protein) in the serum or urine, bone disease, kidney disease and immunodeficiency. It is more common in elderly patients, with a median age at diagnosis of 65-70 years. In the United States, the American Cancer Society estimates that there will be approximately 31,000 new cases of MM, with about 12,800 attributable deaths, in 2018. The World Health Organization estimated that approximately 114,000 new cases of MM were diagnosed worldwide in 2012.

The treatment of MM has improved in the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients, and the subsequent introduction of IMiDs, such as Revlimid® and Pomalyst®, and the PIs Velcade®, Kyprolis® (carfilzomib), and Ninlaro® (ixazomib). Two monoclonal antibodies, Darzalex® and Empliciti™ (elotuzumab), have also recently been approved, as has the histone deacetylase inhibitor Farydak® (panobinostat). The introduction of non-chemotherapeutic agents has led to a significant increase in the survival of patients with MM. Although a wide variety of newly approved or experimental therapies are being used in relapsed and/or refractory patients, including new proteasome inhibitors (oprozomib and marizomib), monoclonal antibodies (with or without toxin conjugates) and cellular therapies like chimeric antigen receptor T-cell (CAR-T) therapy, nearly all patients will eventually relapse and succumb to their disease. With about 12,800 deaths from MM in the United States alone expected to occur, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy.

STORM: Phase 2b Clinical Trial of Selinexor and Low-Dose Dexamethasone in Multiple Myeloma

In May 2015, we initiated a Phase 2b clinical trial evaluating oral selinexor and low-dose dexamethasone in patients with heavily pretreated MM. The Selinexor Treatment of Refractory Myeloma, or STORM, study is a single-arm study evaluating the treatment of relapsed/refractory MM with 80mg of selinexor and 20mg of dexamethasone, each dosed twice weekly. This 40mg per week dose of dexamethasone is considered “low dose” in the treatment of MM, compared with the “high dose” dexamethasone which uses three times more of the steroid.

At the ASH annual meeting in December 2016, we presented results, adjudicated by an independent review committee, from the first cohort of patients enrolled in the STORM study, which included patients with either quad-refractory or penta-refractory MM. Patients with quad-refractory disease had previously received prior treatments that included alkylating agents, glucocorticoids, two IMiDs (Revlimid® and Pomalyst®), and two PIs (Velcade® and Kyprolis®), and their disease is refractory to at least one IMiD and at least one PI, and has progressed following their most recent therapy. Patients with penta-refractory myeloma have quad-refractory disease that is also refractory to an anti-CD38 monoclonal antibody, such as Darzalex® or isatuximab. For the STORM study, in accordance with the FDA guidance we received, patients are required to have disease that is refractory to Darzalex® as the anti-CD38 monoclonal antibody. We believe that this penta-refractory population represents a clear unmet medical need as this group of patients has no available or approved therapies that have demonstrated clinical benefit.

Among the 78 patients available for efficacy assessment prior to the data cutoff date of November 1, 2016, the median number of prior treatments regimens was seven and the overall response rate (ORR) as adjudicated by the Independent Review Committee (IRC) was 21% and included very good partial responses (VGPRs) and partial responses (PRs). Among the 48 patients in the quad-refractory group, the ORR was 21%. For comparison, in a similar patient population with quad-refractory disease, the anti-CD38 monoclonal antibodies Darzalex® and isatuximab had ORRs of 21% and 20%, respectively. Among the 30 patients in the penta-refractory group, the ORR was 20%. Clinical benefit rate (CBR), which is percentage of patients with a minor response (MR) or better, was 33% across all 78 patients, 29% among the patients with quad-refractory disease, and 40% among the patients with penta-refractory disease. Median overall survival (OS) was 9.3 months for all patients, longer than 11 months without a median reached in patients with a MR or better, and 5.7 months for patients who did not have any response. Median duration of response (DOR) was 5 months. Cytopenias of Grade 3 or Grade 4 were the most common side effects and were generally not associated with clinical sequellae. Nausea, anorexia and fatigue were the most common non-hematological side effects, primarily Grades 1 and 2, and were treatable with supportive care and/or dose modification. There were low rates of non-hematologic toxicities of Grades 3 or 4, with no new safety signals identified. In particular, there was one reported case of Grade 4 infection (1.3%), one reported case of Grade 2 neuropathy (1.3%) and one reported case of sepsis (1.3%).

Based on these results, we expanded the STORM study to add an additional cohort of approximately 122 additional patients with penta-refractory MM. The primary endpoint of the STORM study is ORR as adjudicated by the IRC. The trial has several secondary endpoints including the median DOR.

We expect to report top-line data from the expanded STORM cohort at the end of April 2018. Assuming a positive outcome from the expanded cohort of the STORM study, we plan to submit an NDA to the FDA during the second half of 2018 with a request for accelerated approval for selinexor in penta-refractory MM, followed thereafter by a potential submission to the EMA requesting conditional approval in this same patient population.

STOMP: Phase 1b/2 Clinical Trial of Selinexor in Combination with Backbone Therapies in Multiple Myeloma

Based on preclinical synergy in animal models of MM, in October 2015, we initiated a Phase 1b/2 clinical study of oral selinexor in combination with available treatments for relapsed/refractory MM. In this multi-arm study, Selinexor and Backbone Treatments of Multiple Myeloma Patients (STOMP), we are evaluating the combination of selinexor and low-dose dexamethasone with Revlimid®, Pomalyst®, Velcade®, Kyprolis® and Darzalex® in patients with previously treated MM. Each combination is evaluated on a separate arm of the STOMP study and within each combination, two treatment cohorts evaluate once weekly versus twice weekly dosing of selinexor. The primary objectives of the Phase 1 portion are to determine the maximum tolerated dose and recommended Phase 2 and Phase 3 doses for selinexor in these combination therapies. The primary objectives of the Phase 2 portion are to assess preliminary efficacy through ORR, CBR and DOR.

Selinexor in Combination with Velcade® and Low-dose Dexamethasone (SVd)

At the ASH 2017 annual meeting, we presented updated results from the selinexor, Velcade® and dexamethasone arm of the STOMP study, referred to as SVd, at the 2017 ASH annual meeting. In this study arm, oral selinexor was dose-escalated in once-weekly (80 or 100mg) or twice-weekly (60 or 80mg) regimens. Velcade® (1.3mg/m2 subcutaneously) was administered once-weekly or twice-weekly. Dexamethasone was administered orally either 40mg once-weekly or 20mg twice-weekly. The patients in this cohort were heavily pretreated and many (43%) had MM refractory to a proteasome inhibitor. Across the 42 patients enrolled in the SVd arm as of November 15, 2017, the median number of treatment regimens was three (range of one to 11 prior treatment regimens). Of the overall 40 patients evaluable for efficacy, as of November 15, 2017, 25 responded for an ORR of 63% (three patients having a complete response, or CR, nine patients having a VGPR and 13 patients having a PR). The majority of patients had reductions in M-protein, including 33% with a 90% or greater reduction. Among the 19 patients with PI relapsed/naïve disease, the ORR was 84% and the median progression-free survival (PFS), was greater than 13 months. The results were similar in the subgroup of 18 patients with PI relapsed/naïve disease and between one and three prior treatment regimens, which is also the patient population closest to those eligible for the BOSTON study. These response rates compare favorably to standard Vd regimens (the control arm of the BOSTON study), which typically show response rates of 60% to 65% and PFS of seven to nine months across many previous studies. Amongst the 21 patients with PI-refractory disease where retreatment with Vd alone would not be expected to induce a significant response, the ORR following SVd treatment was 43%, suggesting that the addition of selinexor to Vd in patients with PI-refractory MM could resensitize their disease to a treatment regimen including a PI.

Based on these data, the recommended dose regimen for the SVd arm was identified as selinexor (100mg once weekly), Velcade® (1.3mg/m2 weekly given sub-cutaneously for four of five weeks) and dexamethasone (40mg weekly), which represents 40% less Velcade® and 25% less dexamethasone compared to the approved standard Vd regimen. Among the 42 patients evaluable for safety as of the November 15, 2017 data cutoff date, the most common Grade 1/2 AEs were nausea (57%), anorexia (57%), fatigue (45%), diarrhea (36%) and vomiting (29%). Importantly, the reported peripheral neuropathy across all patients was Grade 1/2 and limited to six patients (14%), of which five had prior Velcade® exposure. The most common Grade 3 or higher AEs were thrombocytopenia (45%), neutropenia (24%), fatigue (14%) and anemia (12%).

Selinexor in Combination with Pomalyst® and Low-dose Dexamethasone (SPd)

At the ASH 2017 annual meeting, we also presented updated results from the selinexor, Pomalyst® and dexamethasone arm of the STOMP study, referred to as SPd. In this study arm, selinexor was dosed orally either once weekly (60 or 80mg) or twice weekly (60 or 80mg) with Pomalyst® (4mg orally, once daily) and dexamethasone (orally, 40mg once weekly or 20mg twice weekly). Across the 31 patients enrolled in the SPd arm as of November 1, 2017, the median number of prior treatment regimens was four (range of two to nine prior treatment regimens). Of the overall 27 patients evaluable for efficacy as of November 15, 2017, 15 responded for an ORR of 56% (two patients having a VGPR and 13 patients having a PR). In the Pomalyst®-naïve and Revlimid®-relapsed or -refractory population (19 patients), the ORR was 63% and the median PFS was 11.6 months. Responses tended to occur rapidly with a median of one month to onset. The median PFS of 11.6 months for SPd compares favorably with the PFS of approximately 4 months reported for standard Pd regimens in the Revlimid®-refractory or -relapsed population.

Among the 31 patients evaluable for safety as of November 1, 2017, the most common Grade 1/2 AEs were nausea (52%), anorexia (45%), fatigue (45%) and diarrhea (32%). The most common Grade 3 or higher AEs were neutropenia (55%), thrombocytopenia (32%) and anemia (29%). Gastrointestinal AEs were generally manageable with antiemetics. There were two Grade 5 treatment-related events (febrile neutropenia and intracranial hemorrhage). Five dose limiting toxicities (DLTs) (Grade 3 fatigue, neutropenia and febrile neutropenia) were observed in patients receiving selinexor 60mg twice weekly or 80mg once weekly. Based on the activity and tolerability observed in this study arm, doses of oral selinexor of 60mg and 80mg once weekly are being evaluated in combination with Pomalyst® (3mg orally, once daily) and low dose dexamethasone to determine the recommended Phase 2 dose for this combination regimen.

Selinexor in Combination with Revlimid® and Low-dose Dexamethasone (SRd)

At the ASH 2017 annual meeting, we also presented new data from the selinexor, Revlimid® and dexamethasone arm of the STOMP study, referred to as SRd. In this study arm, oral selinexor was dose-escalated starting at either 60mg once weekly or 60mg twice weekly, with Revlimid® (25mg orally, once daily), and dexamethasone (orally, 40mg once weekly or 20mg twice weekly). Across the 19 patients enrolled in the SRd arm as of November 1, 2017, the median number of prior treatment regimens was one (range of one to seven prior treatment regimens). Of the 16 patients evaluable for efficacy, as of November 15, 2017, 13 responded for an ORR of 81% (three patients having a VGPR and 10 patients having a PR). Among the 12 patients in the Revlimid®-naïve population, the ORR was 92%. Median PFS was not reached for either the overall study population or for patients with Revlimid®-naïve disease. The median time on treatment for the overall study population was also not reached.

Among the 19 patients evaluable for safety as of November 15, 2017, the most common Grade 1/2 AEs were nausea (68%), anorexia (42%), fatigue (42%), weight loss (42%), constipation (32%) and vomiting (32%). The most common Grade 3 or higher AEs were thrombocytopenia (68%) and neutropenia (58%). Gastrointestinal AEs were generally manageable with antiemetics. Five DLTs (thrombocytopenia (four patients) and anorexia (one patient)) were observed in patients receiving selinexor 60mg twice weekly and 80mg once weekly. Thrombocytopenia and anorexia were reduced in the selinexor 60mg once weekly cohort versus the twice weekly groups. Based on the activity and tolerability observed in this study arm, the recommended dose of the all-oral SRd is selinexor (60mg orally, once weekly), Revlimid® (25mg orally, once daily) and dexamethasone (40mg orally, once weekly).

Selinexor in Combination with Darzalex® and Low-dose Dexamethasone (SDd)

At the ASH 2017 annual meeting, we presented new data from the selinexor, Darzalex® and dexamethasone arm of the STOMP study, referred to as SDd. In this study arm, oral selinexor was dose escalated using either 100mg once weekly or 60mg twice weekly, with Darzalex® (16mg/kg intravenously once weekly) and dexamethasone (orally, 40mg once weekly or 20mg twice weekly). Across the nine patients enrolled in the SDd arm as of November 1, 2017, the median number of prior treatment regimens was four (range of two to 10 prior treatment regimens). Of the eight patients evaluable for efficacy, as of November 15, 2017, five responded for an ORR of 63% (three patients having a VGPR and two patients having a PR). Among the six patients in the Darzalex®-naïve population, the ORR was 83%. Responses tended to occur rapidly with a median of one month to onset.

Among the nine patients evaluable for safety as of November 15, 2017, the most common Grade 1/2 AEs were fatigue (44%), nausea (33%) and neutropenia (33%). The most common Grade 3/4 AEs were thrombocytopenia (56%), leukopenia (44%), anemia (44%) and neutropenia (33%). Gastrointestinal AEs were generally manageable with antiemetics. The maximum tolerated dose was not reached. Two DLTs (Grade 3 thrombocytopenia and Grade 2 fatigue) were observed in patients receiving selinexor 60mg twice weekly; both patients showed responses. Based on the preliminary tolerability and efficacy data, the RP2D of SDd is selinexor (100mg orally, once weekly), Darzalex® (16mg/kg, once weekly) and dexamethasone (40mg orally, once weekly).

Selinexor in Combination with Kyprolis® and Low-dose Dexamethasone (SKd)

We are conducting an additional arm of the STOMP study evaluating selinexor, Kyprolis® and dexamethasone, referred to as SKd. Based on investigator-sponsored trial data reported in 2016 with this combination, the dosing regimen selected for STOMP is selinexor (100mg once weekly), Kyprolis® (56 or 70mg/m2 intravenously once weekly) and dexamethasone (40mg orally, once weekly). We expect to report preliminary results from the SKd arm by the end of 2018.

Selinexor in Combination with Revlimid® and Low-dose Dexamethasone in Newly Diagnosed Multiple Myeloma (SRd NDMM)

We plan to conduct an additional arm of the STOMP study evaluating selinexor, Revlimid® and dexamethasone in patients with newly diagnosed multiple myeloma (NDMM), referred to as SRd NDMM. Patients eligible for this arm must have symptomatic NDMM requiring systemic therapy. Eligible patients must not have had any prior systemic therapy for NDMM other than corticosteroids. We expect that starting dose of oral selinexor will be 60mg (once weekly) with 40mg of dexamethasone (orally, weekly) and 25mg of Revlimid® (orally, once daily).

BOSTON: Pivotal Phase 3 Clinical Trial of Selinexor, Velcade® and Low-Dose Dexamethasone vs. Velcade® and Low-Dose Dexamethasone in Multiple Myeloma

Based on the data from the SVd arm of the STOMP study and following consultation with the FDA and the EMA, we are conducting a pivotal randomized Phase 3 study, known as the BOSTON (Bortezomib, Selinexor and dexamethasone) study, which is evaluating SVd compared to standard Velcade® and low-dose dexamethasone (Vd) in patients with MM who have had one to three prior lines of therapy. We expect that the BOSTON study will enroll approximately 360 patients who will be randomized in a one-to-one fashion to receive either SVd or Vd. The dosing schedule allows for only one scheduled clinic visit per week for patients on the SVd arm with selinexor and Velcade® to be dosed not more frequently than once per week. Importantly, dosing on the SVd arm will use 40% less Velcade® and 25% less dexamethasone than the Vd arm, which will follow the standard Vd dosing schedule. We expect that the reduced exposure provided by the SVd dosing schedule may significantly reduce common Velcade®- and dexamethasone-related toxicities, which is consistent with the safety data from the 42 patients described above who were treated with SVd on the STOMP study at the recommended dose. For the Vd arm, cross-over to the SVd arm based on objective progression will be permitted. The primary endpoints of the study are ORR and PFS and key secondary endpoints include DOR, OS, and certain other duration and quality of life endpoints. Top-line data from the Phase 3 BOSTON study is anticipated in 2019.

Non-Hodgkin’s Lymphoma

NHL is a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. DLBCL is the most common and the most aggressive of the different forms of NHL. We estimate that approximately 25,000 patients are diagnosed with DLBCL in the United States each year, with approximately 10,000 deaths per year. Approximately 50% of newly diagnosed patients are currently cured with front-line (typically “R-CHOP” chemotherapy) and another approximately 10% of patients are cured with second line intensive chemotherapy followed by autologous stem cell transplantation. The remaining patients generally succumb to the disease, with the median overall survival of patients with relapsed or refractory DLBCL after two prior regimens less than one year, and often less than six months. Despite the recent approval of CAR-T therapy, many patients with relapsed/refractory DLBCL are not be medically stable enough to undergo CAR-T therapy and have no new or targeted agents approved for the treatment of their disease.

SADAL: Phase 2b Clinical Trial of Selinexor in Diffuse Large B-Cell Lymphoma

Our Selinexor Against Diffuse Aggressive Lymphoma, or SADAL, study is an open-label Phase 2b clinical trial evaluating single-agent oral selinexor in patients that have relapsed and/or refractory DLBCL, either de novo or transformed from a more indolent NHL such as follicular lymphoma, after two to five lines of therapy. At least 50% of patients on SADAL will have the GCB subtype of DLBCL, which represents a particularly high unmet medical need given the lack of available therapies for patients with this relapsed/refractory subtype. The SADAL study had been conducted as a two-arm study with patients randomized on a one-to-one basis to receive either 100mg or 60mg of selinexor, each given twice weekly, with about 200 patients expected to be randomized evenly between the two arms with an inclusion requirement of least 14 weeks since a patient’s last systemic anti-DLBCL therapy. The primary endpoint would be ORR on each arm, with the goal of determining the more optimal dose for patients with heavily pretreated DLBCL.

In early 2017, we reported efficacy data to the FDA across both the 100mg and 60mg arms in the first 63 patients with consistent response rates across both arms (adjudicated by independent central radiological committee per protocol), but greater durability and chronic tolerability were observed in the 60mg arm. The FDA agreed that the change to a single-arm study was reasonable and that the proposed trial design and indication appeared appropriate for accelerated approval, though the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. Therefore, in consultation with the FDA, we amended the SADAL study to become a single-arm study evaluating single-agent selinexor at 60mg given twice weekly and to make other protocol amendments, including to reduce the 14-week washout period to 60 days in patients who achieved at least a PR on their most recent therapy; patients with stable disease (SD) on their most recent therapy still require the 14-week washout period.

In June 2017, we reported updated results from the SADAL study at the 2017 European Hematology Association (EHA) annual meeting. Across the 90 patients enrolled in SADAL as of May 15, 2017, the median number of prior treatment regimens was three (range of two to five prior treatment regimens). Based on the intention-to-treat analysis of the first 63 patients and as adjudicated by an independent central radiological review committee, as of May 15, 2017, 21 patients responded (nine patients having a CR and 12 patients with a PR) for an ORR of 33%. An additional six patients experienced SD, for a disease control rate (DCR) of 43%. The median DOR across all patients was greater than seven months and responses tended to occur rapidly with a median of two months to onset. Among patients who responded, the median time on treatment was nine months with a follow up of 12.8 months. Nine patients who responded remained on treatment as of the data cutoff date, including six patients with a CR. The median overall survival was eight months for all patients on the study. Median survival for the patients with PR or CR had not been reached and is over nine months. Consistent with published survival data in this population and a lack of effective alternative therapeutic options, the median survival for patients with SD, PD or non-evaluable was 4.8 months.

Selinexor also demonstrated robust, single-agent activity against both GCB and non-GCB subtypes of DLBCL. Of the 32 patients with DLBCL of the GCB-subtype, nine responded (four patients having a CR, five patients having a PR) for an ORR of 28%. Of the 31 patients with DLBCL of the non-GCB (or ABC)-subtype, 12 responded (five patients with a CR, seven patients with a PR) for an ORR of 39%.

Among the 90 patients evaluated for safety, the most common AEs across both dosing groups were fatigue (61%), nausea (51%), thrombocytopenia (50%), anorexia (49%), vomiting (31%) and anemia (30%), and were primarily Grades 1 and 2 and were managed with dose modifications and/or standard supportive care. As expected, the most common Grade 3 and 4 AEs in the 60mg arm were thrombocytopenia (28%), neutropenia (17%), anemia (15%), and fatigue (11%) and were manageable with dose modifications and/or standard supportive care.

The SADAL study is expected to enroll a total of approximately 130 patients at the 60 mg twice weekly dose, and we anticipate announcing top-line data for the completed study by the end of 2018. Additional studies of selinexor in combination with standard DLBCL treatments are ongoing or are being planned, and we anticipate that one or more of these studies will inform the design of a randomized phase 3 study to be initiated in the future.

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

Acute Myeloid Leukemia

AML in elderly populations remains a vexing clinical problem with limited progress in the last decade. There are limited treatment agents approved for patients that are ineligible for standard intensive chemotherapy.

AML is a cancer that starts in the bone marrow and in most cases quickly moves into the blood. The incidence of AML dramatically increases after the age of 55. The American Cancer Society estimates that approximately 19,500 new cases of AML, most of which will be in adults, will be diagnosed in the United States in 2018, with approximately 10,600 deaths from AML in the United States in 2018. Approximately 40% of AML patients are young enough with sufficient major organ function to undergo stem cell transplantation for their AML, and approximately 50% of these patients can be cured of their disease. Therefore, approximately 20% of adults with AML are currently curable. Those who are not cured, and those patients who are elderly or unfit for transplant, have a very poor prognosis with a median survival of less than one year. Recently, selective inhibitors of isocitrate dehydrogenase (IDH1 or 2) proteins have been developed for the approximately 20% of patients whose AML harbors these mutations, and a liposomal fixed-dose formulation of standard chemotherapy agents for patients with secondary AML have been developed and/or approved. However, for the majority of patients with AML, there remains no effective treatment. Moreover, prognosis worsens continuously with advancing age to a median survival of as low as one month for those who are older than 85 years of age.

SOPRA: Phase 2 Clinical Trial of Selinexor vs. Physician’s Choice in Elderly AML

Our Phase 2 study of oral selinexor in patients 60 years of age or older with relapsed or refractory AML enrolled patients who were ineligible for standard intensive chemotherapy and/or transplantation. In our Selinexor in Older Patient with Relapsed/ Refractory AML (SOPRA) study, we enrolled 176 patients who have AML that has relapsed after, or was refractory to, first line therapy. Patients were randomized in a 2:1 fashion to selinexor provided orally twice weekly in a dose of 60mg plus best supportive care (BSC) versus one of three physician choices (PC). SOPRA enrolled 176 patients, with a median of two prior treatment regimens. In March 2017, we reported that we had determined, in concert with SOPRA’s independent Data Safety Monitoring Board (DSMB), that the study would not reach statistical significance for showing superiority of OS on selinexor versus OS on PC, the study’s primary endpoint. Based on unaudited site data, among patients on the selinexor arm, 13% demonstrated a CR with or without full hematologic recovery (CRi), compared to 3% of patients on the PC control arm. Some patients remained on selinexor for over one year, but this did not result in a statistically superior OS compared to the PC arm. However, since the 13% of selinexor-treated patients who achieved a CR (with or without full hematologic recovery) showed a substantial OS benefit as compared with the PC arm, we and the DSMB agreed that patients would be permitted to continue on the selinexor arm or the PC arm, as applicable, following discussion between the patient and their treating physician.

The DSMB found no new clinically significant AEs in the patients receiving selinexor. Rates of sepsis and febrile neutropenia (FN) were lower on the selinexor arm than the PC arm: on selinexor, the rate of sepsis was 4.9% versus 6.1% for the PC arm; the rate of FN on selinexor was 14.7% versus 36.4% on the PC arm. As expected, the most common selinexor-related AEs were nausea, anorexia, fatigue, vomiting, and thrombocytopenia.

We plan to continue clinical development of selinexor in AML through investigator-sponsored trials in multiple combination regimens, including with chemotherapy, given data to date across these settings.

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

The most frequent Grade 3 or higher non-hematologic AEs of this intensive chemotherapy-containing regimen were diarrhea (50%) and nausea (12%). The most common Grade 3 or higher hematologic AEs were neutropenia (100%) and thrombocytopenia (100%) as expected with any intensive chemotherapy regimen. Two deaths occurred that were deemed possibly treatment-related, which were one reported case of systemic inflammatory response syndrome (SIRS; 2%) and one reported case of hemophagocytosis syndrome (2%). Other Ara-C-based combination therapies for AML have shown significantly lower response rates in patients with heavily pretreated AML: combination of Ara-C with Mylotarg® (gemtuzumab ozogamicin) – 11.5% ORR; combination of Ara-C with doxorubicin (Doxil®) – 6.9%. We believe the combination of selinexor with chemotherapy is a promising regimen, particularly in this difficult-to-treat patient population with poor prognoses. Approximately half of patients on the SAIL study were able to proceed to their first or second allogeneic stem cell translation. Ara-C and idarubicin represent the standard of care for AML patients who are candidates for intensive therapy, and the SAIL study provides support for the tolerability of selinexor in combination with standard of care therapy. Accordingly, we believe that selinexor in combination with Ara-C and idarubicin may be an effective treatment option and serve as a bridge to stem cell transplantation for patients with relapsed/refractory AML.

Additional investigator-sponsored studies are evaluating the safety and efficacy of selinexor as a single agent and in combination with existing therapies: (i) daunorubicin, cytarabine and selinexor in patients with high risk, naïve AML, (ii) topoisomerase-II inhibition and selinexor in AML, (iii) sorafenib and selinexor in AML, (iv) cladribine and cytarabine, or CLAG, and selinexor in AML, (v) high dose cytarabine, or HiDAC, mitoxantrone chemotherapy and selinexor for remission induction in AML, (vi) decitabine and selinexor in AML, (vii) fludarabine, cytarabine and selinexor in pediatric patients with relapsed/refractory leukemia or MDS, (viii) single-agent selinexor to eliminate minimal residual disease and maintain remission in patients with AML and high risk MDS after allogenic stem cell transplant and (ix) single-agent selinexor in MDS.

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

In this group of heavily pretreated, relapsed and/or refractory patients, seven of 15 evaluable patients (47%) achieved CR or CRi. Five of the responses were negative for minimal residual disease, or MRD. Two patients experienced MRD negative CRs within the first cycle after receiving only oral selinexor therapy. The most common Grade 3 nonhematologic toxicity was asymptomatic hyponatremia. Two patients who were treated with selinexor at 70mg/m2 experienced reversible cerebellar toxicity, thereby defining the dose-limiting toxicity. The SELHEM study concluded that selinexor, in combination with fludarabine and cytarabine, is tolerable at doses up to 55mg/m2 in pediatric patients with relapsed or refractory leukemia. Given the promising response rates, further exploration of this combination is expected in a Phase 2 clinical trial.

Advanced or Metastatic Solid Tumor Malignancies

Solid tumors represent the vast majority of cancer incidences. Given the large patient population with solid tumors and the mechanistic activity of selinexor that makes it potentially suitable for treating any type of cancer, we are developing selinexor to potentially play a meaningful role across multiple solid tumor indications, either alone or in combination as a backbone therapy. We have seen encouraging single agent data for selinexor in a variety of solid tumors including PRs and durable SD with disease control greater than three months. Our Phase 1b study in patients with liposarcoma and other sarcomas demonstrated durable SD with single-agent selinexor, and our Phase 2 studies of selinexor in gynecological malignancies and glioblastoma multiforme (GBM) also demonstrated anti-cancer activity and disease control. Given the promising single-agent activity in difficult-to-treat indications and the potential to enhance activity in combination with existing therapies, we plan to evaluate opportunities to develop selinexor in unmet needs like certain gynecological malignancies or GBM, and to advance combination therapy development with both standard of care and emerging therapies like immune checkpoint inhibitors.

SEAL: Phase 2/3 Clinical Trial of Selinexor vs. Placebo in Liposarcoma

Liposarcoma represents an area of high unmet need with limited treatment options. Liposarcoma arises from fat cells or their precursors and represents up to 18% of all soft tissue sarcoma, or approximately 2,500 new cases per year in the United Sates. Liposarcoma most commonly occurs in the thigh, behind the knee, the groin, the gluteal area or behind the abdominal cavity. Dedifferentiated liposarcoma is an aggressive form of soft tissue sarcoma that is resistant to both standard chemotherapy and radiation. Liposarcoma has a particularly high rate of recurrence following surgery, especially in cases involving the abdomen. Except for cases that are cured with surgery, most patients with metastatic liposarcoma will succumb to this disease, and novel therapies are needed.

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

In light of the Phase 1b data, we are conducting the Selinexor in Advanced Liposarcoma (SEAL) study, a multi-center, randomized, double-blind, placebo-controlled Phase 2/3 clinical trial evaluating single-agent oral selinexor in patients with advanced unresectable dedifferentiated liposarcoma who received at least one line of prior systemic therapy. Patients are randomized to receive either 60mg of selinexor or placebo given twice weekly until progression or intolerability. In September 2017, we reported a successful outcome from the Phase 2 portion of the SEAL study (57 patients). For the study’s primary endpoint of PFS, selinexor showed superiority over placebo, achieving a hazard ratio (HR) of 0.6, representing a 40% reduction in the risk of progression or death. PFS was assessed by an Independent Central Radiological Review (ICRR) based on RECIST v1.1. In this randomized, blinded Phase 2 portion of the study, selinexor demonstrated an expected and manageable safety profile, primarily with nausea, anorexia and fatigue and low levels of Grade 3/4 cytopenias, and no new or unexpected safety signals were identified. The majority of treatment-related AEs were low grade and reversible with dose modifications and/or standard supportive care. Importantly, the incidence of infections in the selinexor arm (overall 29%; Grade 3 or higher, 0%) was less than that reported in the placebo arm (overall 39%; Grade 3 or higher, 19%). Additional efficacy assessments included PFS by World Health Organization (WHO) response criteria, effects on metabolic parameters via PET Scans, and PFS according to Choi Criteria. PFS per WHO criteria achieved a HR of 0.84; the WHO response criteria will not be included as part of the Phase 3 study objectives.

The Phase 3 portion of the SEAL study, which was originally initiated in North America, is ongoing and has been expanded to include Europe. In this blinded, placebo-controlled Phase 3 study, up to 222 patients are expected to be enrolled and randomized 2:1 to receive either oral selinexor (60mg twice weekly) until disease progression or intolerability, or placebo. Patients whose disease progresses on placebo will be permitted to cross over to the selinexor arm. The primary endpoint of the Phase 3 portion of the study is PFS as assessed by the ICRR based on RECIST v1.1. The Phase 3 study design and primary endpoint of PFS were agreed to by the FDA. Top-line data from the Phase 3 portion of the SEAL study are anticipated by the end of 2019. Assuming a positive outcome, these data are intended to support a NDA for oral selinexor as a potential new treatment for patients with advanced unresectable dedifferentiated liposarcoma.

SIENDO: Investigator-Sponsored Randomized Phase 3 Trial of Maintenance Selinexor/Placebo After Combination Chemotherapy In Patients with Advanced or Recurrent ENDOmetrial Cancer

SIENDO is an investigator-sponsored Phase 3 trial of maintenance with selinexor or placebo after combination chemotherapy for patients with advanced or recurrent endometrial cancer. The overall objective is to obtain conclusive evidence of efficacy for maintenance selinexor in patients with advanced or recurrent endometrial cancer. This is a multi-center/multinational trial expected to enroll 160 patients.

This investigator-sponsored trial was designed based on the data from our SIGN study, a Phase 2, open-label study of efficacy and safety of oral selinexor in patients with heavily pre-treated, progressive gynecological cancers. In October 2016, we presented updated data at the 2016 ESMO annual meeting that showed selinexor’s promising anti-tumor activity and disease control in gynecological malignancies. Of the 59 evaluable patients with ovarian cancer, 29 met the primary endpoint (8 patients (14%) achieved a confirmed PR and 21 patients achieved SD for at least 12 weeks), for a DCR of 49%. Median PFS for the ovarian cancer arm was three months and median OS was seven months. Of the 20 evaluable patients with endometrial cancer, nine met the primary endpoint (three confirmed PRs and six with SD for 12 or more weeks), for a DCR of 45%. Median PFS for the endometrial cancer arm was three months and median OS was eight months. Across all arms, the most common Grade 2 or 3 AEs were fatigue, nausea, anemia, anorexia, vomiting, weight loss and thrombocytopenia, which were manageable with supportive care and dose modifications. Notably, Grade 3 AEs were significantly reduced in patients with ovarian cancer receiving once weekly dosing compared to twice weekly dosing. One incidence of Grade 4 thrombocytopenia without bleeding was also reported. For the 44 patients achieved at least SD for at least 12 weeks, the median time on study was 20 weeks. Fifteen patients remained on single-agent selinexor for greater than 6 months, including 4 patients continuing on treatment for greater than 12 months.

KING: Phase 2 Clinical Trial of Selinexor in Glioblastoma Multiforme

The KING study is a Phase 2 study evaluating the efficacy and safety of oral selinexor in patients with recurrent GBM. In June 2016, we presented data at the American Society of Clinical Oncology Annual Meeting where we showed that single-agent oral selinexor demonstrated anti-tumor activity in patients with glioblastoma that recurred after temozolomide and radiation therapy, including selinexor brain penetration at clinically relevant levels, leading to durable anti-cancer activity and disease control of up to 6 months. Specifically, data as of May 23, 2016 from 33 surgically ineligible patients with GBM that progressed after treatment with temozolomide and radiation showed that selinexor dosed twice weekly at 50mg/m2 demonstrated anti-tumor activity with a 12% ORR (PR or better) and a 33% DCR (SD or better) with durability of up to six months in two patients. The most common AEs were thrombocytopenia, fatigue, anorexia, and nausea.

Investigator-Sponsored Trials

Investigator-sponsored clinical trials are evaluating the safety and efficacy of selinexor as a single agent and in combination with existing therapies: (i) selinexor, paclitaxel and carboplatin in ovarian or endometrial malignancies, (ii) selinexor and standard chemotherapy agents in advanced solid tumors, (iii) selinexor in genomic profiling and matched therapy for recurrent or metastatic salivary gland neoplasms, (iv) selinexor in Asian patients with advanced malignancies and (v) selinexor in recurrent refractory pediatric solid tumors.

Our Other Pipeline Programs

Eltanexor (KPT-8602)

Eltanexor is a second-generation SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. The mechanism of action for the biological (anti-cancer) activity of eltanexor is believed to be the same as selinexor.

Eltanexor differs from selinexor primarily because it has much lower penetration into the brain and, therefore, may cause fewer side effects such as nausea, fatigue and anorexia. Following oral administration, animals treated with eltanexor show lower percentage of body weight loss and improved food consumption, as well as less “fatigue behavior”, in comparison to animals similarly treated with selinexor. This allows more frequent dosing of eltanexor, enabling a longer period of exposure at higher levels than is possible with selinexor. In many preclinical model systems, the more intensive dosing regimen leads to superior efficacy in comparison to selinexor treatment. As a result, we believe that eltanexor represents a second-generation SINE compound and are evaluating safety, tolerability and efficacy in humans.

We initiated our first-in-humans Phase 1/2 clinical trial for eltanexor in patients with relapsed/refractory multiple myeloma in January 2016. At the 2017 ASH annual meeting, we reported positive data from the ongoing Phase 1/2 study demonstrating good tolerability and promising activity in MM. Using a 3+3 dose escalation design, oral eltanexor (5, 10, 20, 30 and 40mg) was dosed once daily for five days per week or once every other day for three days each week (60mg) for a 28-day cycle. Patients with less than a minimal response after one cycle or partial response after two cycles were permitted to add dexamethasone. Of the 34 evaluable patients, 14 received dexamethasone with their eltanexor regimen from the first day of the first cycle. Objective responses correlated with longer overall survival and all patients with a VGPR or PR were still alive or censored as of the data cutoff date. Deeper and faster responses were observed when dexamethasone was started on Day 1 of Cycle 1 versus a delayed start. Among the 35 patients evaluable for M-protein, 25 patients (71%) had reductions in M-protein. The median time on treatment for the overall study population was greater than 96 days, with a range of 10 to 441 days.

Among the 39 patients evaluable for safety, the most common Grade 1/2 AEs were nausea (54%), fatigue (46%), anemia (38%), diarrhea (38%), dysgeusia (33%), weight loss (33%) and neutropenia (31%). As expected in this patient population, the most common Grade 3/4 AEs were thrombocytopenia (56%), neutropenia (26%), anemia (15%), leukopenia (15%) and hyponatremia (10%). Importantly, nausea, fatigue, diarrhea and vomiting were nearly all Grade 1, manageable and transient, and bleeding was uncommon. The maximum tolerated dose was not reached; however, dose escalation was halted as responses were achieved. Based on these data, the RP2D has been established as 20mg eltanexor dosed five times per week with 20mg dexamethasone dosed twice weekly.

This Phase 1/2 study has been expanded to include patients with high risk MDS, advanced CRC or mCRPC. These are indications where selinexor and XPO1 inhibition has shown clear activity, but where side effects such as fatigue and anorexia were problematic for patients due to the underlying malignancies. We believe eltanexor has the potential to control malignancies in these indications with a favorable side effect profile.

KPT-9274

KPT-9274 is a first-in-class orally bioavailable small molecule that is a non-competitive dual modulator of p21-activated kinase 4 (PAK4) and NAMPT (nicotinamide phosphoribosyltransferase; also known as PBEF or visfatin). Co-inhibition of these targets leads to synergistic anti-tumor effects through energy depletion, inhibition of DNA repair, cell cycle arrest, inhibition of proliferation, and ultimately apoptosis. Normal cells are more resistant to inhibition by KPT-9274 due in part to their relative genomic stability and lower metabolic rates. Hematologic and solid tumor cells become dependent on both PAK4 and NAMPT pathways and are therefore susceptible to single-agent cytotoxic effect of KPT-9274.

PAK4 is a signaling protein regulating numerous fundamental cellular processes, including several involved in the development of cancer. PAK4 interacts with key signaling molecules involved in cancer such as beta-catenin, CDC42, Raf-1, BAD and myosin light chain.

NAMPT is a pleiotropic protein with multiple intra- and extra-cellular functions that can be found in complex with PAK4 in the cell. NAMPT is of interest as an oncology target because it catalyzes the rate-limiting step in one of the two intracellular salvage pathways that generate nicotinamide adenine dinucleotide (NAD). NAD is a universal energy- and signal-carrying molecule involved in mitochondrial function and energy metabolism, as well as in DNA repair (through Poly-ADP-Ribose Polymerase, or PARP) and epigenetics (through sirtuims, or SIRTs). An alternate salvage pathway utilizes the rate-limiting enzyme NAPRT1 to convert nicotinic acid or niacin into NAD. NAPRT1 is often silenced through promoter hypermethylation in tumor samples while it remains expressed in normal tissues. Patients that have NAPRT1 negative tumors may be able to benefit from niacin co-dosing to alleviate KPT-9274 adverse effects while maintaining inhibitory activity in their tumors. Therefore, patients can be stratified according to their NAPRT1 tumor status.

KPT-9274 has shown broad evidence of anti-cancer activity against hematological and solid tumor malignant cells while showing minimal toxicity to normal cells in vitro. In mouse xenograft studies, KPT-9274 given orally has shown evidence of anti-cancer activity and tolerability. To our knowledge, we are the only company with an allosteric, PAK4 and/or NAMPT specific inhibitor currently in clinical development.

We initiated a first-in-humans Phase 1 open-label clinical trial evaluating the safety, tolerability, and efficacy of KPT-9274 in patients with advanced solid malignancies or non-Hodgkin’s lymphoma. Top-line results from this Phase 1 study were presented in September 2017 at the ESMO annual meeting. Among the 18 patients evaluable for preliminary efficacy, there were six (33%) with SD, the longest for 7.3 months. Tumor reductions (shrinkage of 3.9%, 13.6% and 22.6%) were observed in three out of three patients (100%) with NAPRT1 deficient tumors. Among the 21 patients evaluated for safety, the most common Grade 2 AEs across dose levels were arthralgia (43%), anemia (24%) and fatigue (24%). The most common drug-related Grade 3 or higher AEs across dose levels include anemia (38%) and fatigue (5%). Gastrointestinal-related AEs were infrequent and low grade. In addition, it was determined that niacin can be safely administered with KPT-9274 and may improve tolerability, particularly with respect to anemia. Dose escalation remains ongoing and further evaluation of effects in NAPRT1 deficient tumors is planned. Enrollment is planned to continue based on the patients’ NAPRT1 status in a 2:1 ratio (NAPRT1- : NAPRT1+). These study findings indicate that in patients whose disease has progressed despite most available therapies, KPT-9274 can induce tumor shrinkage and disease stabilization.

Verdinexor (KPT-335): Oral SINE Compound for Lymphoma in Companion Canines

We have used spontaneously occurring canine cancers as a surrogate model for human malignancies. It is widely known that canine lymphomas display a comparable genetic profile and respond to chemotherapy in a fashion similar to their human counterparts (human NHL, most closely DLBCL). Lymphomas are one of the most common tumors in pet dogs. Lymphoma in dogs is very aggressive and, without treatment, the tumors are often fatal within weeks. The majority of dog lymphomas are DLBCL and most of the others are T-cell lymphomas. Given the similarities of dog and human lymphomas, prior to initiating clinical trials of selinexor in humans, we investigated verdinexor (KPT-335), a closely-related, orally available SINE compound in pet dogs with lymphomas. We have received a Minor Use / Minor Species (MUMS) designation from the FDA’s Center for Veterinary Medicine (CVM) for the treatment of newly-diagnosed or first relapse after chemotherapy lymphomas in pet dogs with verdinexor.

Several different dog tumor cell lines, including those derived from lymphomas, exhibited growth inhibition and apoptosis in vitro upon exposure to nanomolar concentrations of verdinexor. Data from a Phase 1 clinical trial of verdinexor as well as dose expansion study involving pet dogs with cancer, primarily with lymphoma, show efficacy of verdinexor to treat dogs with lymphoma. Side effects included anorexia, weight loss, vomiting and diarrhea and were manageable with dose modulation and supportive care. We conducted an owner observation-based survey and the data indicated that the overall quality of life did not change significantly in dogs treated with verdinexor. Based on these findings, a Phase 2b clinical trial, intended to support regulatory approval under the MUMS designation in the United States, was performed in 58 pet dogs with either newly-diagnosed or first relapse after chemotherapy lymphomas. In this Phase 2b clinical trial, Verdinexor was administered initially at doses ranging from 25mg/m2 to 30mg/m2 two or three days per week. Minimal or no supportive care was given. The total CRs and PRs of the 58 dogs was 34%, with one CR and 19 PRs. An additional 33 of 58 dogs (57%) experienced SD for at least four weeks. The median time to disease progression was approximately five weeks, with 20 dogs (34%) remaining on study for longer than eight weeks. A few dogs that received verdinexor in the Phase 1 or 2b studies remained on therapy for longer than eight months. We submitted the safety and effectiveness sections of a New Animal Drug Application for verdinexor to the CVM in December 2013.

In May 2017, we entered into an exclusive licensing agreement with Anivive Lifesciences (Anivive), a privately-held biotech company focused on innovations in the veterinary drug and bioinformatics space, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment and are eligible to receive future milestone payments and royalties. If approved, we believe that verdinexor would represent the first oral, targeted therapy for the treatment of dog lymphoma.

Our Non-Oncology Drug Candidates

Verdinexor (KPT-335): Oral SINE Compound for Viral, Rare Disease and Autoimmune Indications

Verdinexor (KPT-335) is an oral SINE compound and our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications, in addition to the canine lymphoma program described above. Several viruses exclusively utilize XPO1 to shuttle cargos necessary for viral replication, such as viral and host proteins from the nucleus to the cytoplasm. Due to the stability of host gene targets compared to viruses which rapidly adapt for best fitness in hosts, targeting host genes may offer an approach to limit drug resistance. We intend to extend preclinical research in viruses that may be relevant to patients with compromised immune systems, such as Respiratory Syncytial Virus and Epstein Barr Virus.

In addition to viral indications, we plan to study verdinexor in preclinical models of various rare diseases such as Rett syndrome, Leishmania and Trypanosoma. We believe the anti-inflammatory and neuroprotective properties of SINE compounds could benefit patients in these difficult to treat rare diseases. We also plan to study verdinexor in autoimmune indications. We believe autoimmune diseases are a rational target for verdinexor as elevated XPO1 function appears to contribute to disease pathology in indications with dysregulated inflammatory processes, such as Lupus.

In 2015, we conducted a randomized, double-blind, placebo-controlled, dose-escalating Phase 1 clinical trial of verdinexor in healthy human volunteers in Australia. This study was designed to evaluate the safety and tolerability of verdinexor in healthy adult subjects. Verdinexor was found to be generally safe and well tolerated. Mild to moderate AEs of similar number and grade as placebo were reported, and no serious or severe AEs were observed. We plan to continue to explore strategies to pursue the clinical development of verdinexor as a treatment for viral, rare disease and autoimmune indications, including potentially partnering with a collaborator or through government-funded grant or contract opportunities.

Our Strategic Relationships

On January 24, 2018, we entered into an asset purchase agreement with Biogen pursuant to which Biogen acquired exclusive worldwide rights to develop and commercialize our oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis. KPT-350 is an IND-ready oral SINE compound with a preclinical data package supporting potential efficacy across a number of neurological, autoimmune and inflammatory conditions. XPO1 mediates the nuclear export of multiple proteins that impact neurological, autoimmune and inflammatory processes. Consequently, inhibition of XPO1 by KPT-350 results in a reduction in autoimmunity and inflammation and an increase in anti-inflammatory and neuroprotective responses. KPT-350 penetrates the blood brain barrier to a greater degree than other SINE compounds. Preclinical data generated largely by external collaborators show efficacy of KPT-350 and related SINE compounds in animal models of amyotrophic lateral sclerosis, multiple sclerosis, traumatic brain injury, epilepsy, systemic lupus erythematosus and rheumatoid arthritis. We received a one-time upfront payment of $10 million from Biogen and are eligible to receive additional payments of up to $207 million based on the achievement by Biogen of future specified development and commercial milestones. We are also eligible to receive tiered royalty payments that reach low double digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product or the expiration of specified patent protection for the applicable product, determined on a county-by-country basis.

Effective October 11, 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. (Ono), whereby Ono received rights to develop and commercialize selinexor and eltanexor (KPT-8602), at its own cost and expense, for the diagnosis, treatment and/or prevention of all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and ASEAN countries, which we refer to as the Ono Territory. In exchange, we received a one-time upfront payment of ¥2.5 billion (approximately US$21.9 million) from Ono and retain all rights to selinexor and eltanexor outside the Ono Territory. We are eligible to receive up to an additional ¥19.15 billion (approximately US$170.7 million at the exchange rate on the effective date of the agreement) if specified future development and commercial milestones are achieved by Ono. We are also eligible to receive low double-digit royalties based on future net sales of selinexor and eltanexor in the Ono Territory. Ono will have the ability to participate in any global clinical study of selinexor and eltanexor and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory.

In May 2017, we entered into an exclusive licensing agreement with Anivive, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment of $1.0 million and a subsequent milestone of $250,000 and are eligible to receive up to $43.25 million in future regulatory, clinical and commercial milestone payments, assuming approval in both the United States and the European Union. In addition, Anivive agreed to pay us up to low double-digit royalty payments based on future net sales of verdinexor. If approved, we believe that verdinexor would represent the first oral, targeted therapy for the treatment of dog lymphoma.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our drug candidates. As of March 1, 2018, we were the sole owner of 10 patents in the United States and we had 12 pending patent applications in the United States, four pending international applications filed under the Patent Cooperation Treaty (PCT), 31 granted patents and 123 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. The technology underlying such pending patent applications has been developed by us and was not acquired from any in-licensing agreement.

The intellectual property portfolios for our key drug candidates as of March 1, 2018 are summarized below.

•

Selinexor (KPT-330): Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor, as well as methods of making selinexor, and consists of three issued U.S. patents (one patent is specific to selinexor, and the two other patents cover both selinexor and verdinexor), 13 issued foreign patents, 45 pending foreign patent applications, two pending U.S. non-provisional application, one directed to polymorphs of selinexor. Any patents that may issue in the United States as part of our selinexor patent portfolio, with the exception of a patent directed to the polymorphs of selinexor, will expire in 2032, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trademark Office (USPTO) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire in 2032. Any patents that may issue in the United States directed to the polymorphs of selinexor will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patent issued in foreign jurisdictions will likewise expire in 2035.

•	Selinexor (Wound Healing): Our patent portfolio covering selinexor for wound healing, including acute and chronic wounds, burns and scars, covers methods of using selinexor or verdinexor for wound healing, including systemic and topical uses, and consists of one pending U.S. application and one pending European application. Any patents that may issue in the United States will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delay by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in Europe will likewise expire in 2034.

•	Verdinexor (KPT-335): Our selinexor patent portfolio described above, with the exception of the applications directed to polymorphs of selinexor, also covers both the composition of matter and methods of use of verdinexor, as well as methods of making verdinexor. There are three issued U.S. Patents that cover verdinexor. One patent is specific to verdinexor and the other two patents cover both verdinexor and selinexor (also referenced above with respect to selinexor).

•	Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of use of eltanexor, and consists of one issued U.S. patent, one pending non-provisional U.S. patent application and 22 pending foreign patent applications. Any patents that may issue in the United States as part of our eltanexor patent portfolio will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2034.

•	PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of nine patent families with one issued U.S. patent, one issued foreign patent, seven pending U.S. non-provisional patent applications, 23 pending foreign patent applications and two pending PCT applications in total. The PCT Applications provide the opportunity for seeking protection in all PCT member states. Any patents that may issue in the United States based on the pending U.S. non-provisional applications will expire in 2033 for the earliest filed application and 2034, 2035 or 2036 for the remaining applications, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2033, 2034 or 2036. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 21 countries/regions. Any patents that may issue in the United States based on the pending PCT applications will expire in 2036, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2036.

In addition to the patent portfolios covering our key drug candidates, as of March 1, 2018, our patent portfolio also includes four patents (U.S. Patent Nos. 8,513,230, 9,303,000, 9,428,490 and 9,550,757) and 17 granted foreign patents and pending patent applications in the U.S., PCT and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics. We also filed three Intent to Use Trademark Applications on August 29, 2013 covering our name, our logo and the two used together. Marks for the name and name and logo together were registered in the United States on January 20, 2015 as Registration Nos. 4,676,255

and 4,676,226. The mark for our logo was registered in the United States on February 24, 2015 as Registration No. 4,693,107. As of March 1, 2018, we also have eleven pending Intent to Use Trademark Applications in the United States and a registration for PORE for our online portal. We have also filed applications for six drug names for selinexor outside the United States in sixteen jurisdictions, some of which have been registered.

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

There are several companies developing or marketing treatments for cancer and the other indications on which we currently plan to focus, including many major pharmaceutical and biotechnology companies. To our knowledge, only one other company with an XPO1 inhibitor has enrolled patients in clinical trials at the present time. Stemline Therapeutics, Inc. announced in January 2015 that it had exclusively licensed the rights to develop and commercialize SL-801, an oral XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND and planned initiation of a clinical development program in multiple cancer types. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors with a projected primary completion date of October 2018, and it has indicated that it is planning a Phase 1 trial in hematologic malignancies.

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

Multiple Myeloma (MM)

Over the past 12 years, ten agents have been approved in the United States for the treatment of patients with MM: Velcade® (bortezomib, Takeda), Revlimid® (lenalidomide, Celgene), Thalomid® (thalidomide, Celgene), Doxil® (liposomal doxorubicin, Janssen), Kyprolis® (carfilzomib, Amgen), Pomalyst® (pomalidomide, Celgene), Farydak® (panobinostat, Novartis), Darzalex® (daratumumab, Janssen), Empliciti® (elotuzumab, BMS), and Ninlaro® (ixazomib, Takeda). Approved indications range from the treatment of newly diagnosed patients to those with relapsed and/or refractory MM.

Several other anti-cancer agents are in late-stage development for the treatment of patients with MM, including anti-B cell maturation antigen (BCMA), based CAR-T therapies such as bb2121 (Bluebird Bio/Celgene), JCHARHI25 (Juno Therapeutics/Celgene), P-BCMA-101 (Johnson & Johnson/Poseida Therapeutics), LCAR-B38M (Johnson & Johnson/Legend BioTech) and CART-BCMA (Novartis); monocolonal antibodies such as isatuximab (Sanofi); bi-specific antibodies such as GSK2857916 (GlaxoSmithKline) and PF-06863135 (Pfizer); and other novel agents such as ibrutinib (Abbvie/Roche), venetoclax (Abbvie), plitidepsin (PharMar), masitinib (AB Sciences), Opdivo® (nivolumab, BMS), filanesib (Array Biopharma), ricolinostat (Celgene) and melflufen (Oncopeptides).

Non-Hodgkin’s Lymphoma (NHL)

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab (Rituxan®, Roche). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used. Newer targeted agents such as the BTK inhibitor ibrutinib (Imbruvica®, Pharmacyclics) and the immunomodulatory drug lenalidomide (Revlimid®, Celgene) have shown activity in DLBCL. There are also a number of other widely used anti-cancer agents that have broad labels which include NHL, and some of these are being evaluated alone or in combination for the treatment of patients with DLBCL that have relapsed after treatment with chemotherapy. Other anti-cancer agents are also being evaluated in the treatment of DLBCL, including but not limited to, Gazyva® (obinutuzumab, Roche) Afinitor® (everolimus, Novartis), Revlimid® (lenalidomide, Celgene), Arzerra® (ofatumumab, GSK), Imbruvica® (ibrutinib, Pharmacyclics), venetoclax (Abbvie), acalabrutinib (Acerta Pharma), Opdivo® (nivolumab, BMS) and Adcetris® (brentuximab vendotin, Seattle Genetics). In addition, Yescarta (Kite/Gilead), a CAR-T therapy, has been approved as a treatment for patients with DLBCL and other CAR-T therapies are currently in clinical development.

Acute Myeloid Leukemia (AML)

Patients with AML typically are treated with intensive multi-agent chemotherapy, and high-risk patients who enter remission and have a matched donor often receive an allogeneic stem cell transplant. Because these chemotherapy regimens have marked toxicities, elderly patients with AML are often treated with less intensive chemotherapy regimens or drugs called hypomethylating agents such as Dacogen® (decitabine, Otsuka) or Vidaza® (azacitadine, Celgene). Once elderly patients with AML experience disease progression on their initial treatment, their expected survival is very poor. Because of their advanced age, multiple other medical conditions and requirements for multiple other drugs, the treatment of relapsed and/or refractory AML in elderly persons is complicated. Recently, new therapies for specific subsets of AML patients were approved, including midostaurin (Novartis), Vyxeos™/CPX-351 (cytarabine and daunorubicin liposome injection) (Jazz Pharmaceuticals) and IDHIFA® (Celgene/Agios Pharmaceuticals).

Competition with XPO1 Inhibitors

Drug compounds currently in preclinical studies, if developed and approved, could also be competitive with our drug candidates, if approved. In January 2015, Stemline Therapeutics, Inc. announced that it had exclusively licensed the rights to develop and commercialize SL-801, an XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND application and planned initiation of a clinical development program in multiple cancer types. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors with a projected primary completion date of October 2018, and it has indicated that it is planning a Phase 1 trial in hematologic malignancies. Additionally, Kosan Biosciences Inc. (acquired by Bristol-Myers Squibb Company) has evaluated compounds derived from leptomycin B in preclinical studies. To our knowledge, the Kosan compounds are not currently being developed and have never entered human studies.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. In addition, companies usually must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2018 of $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

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

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (as defined in the Cures Act) that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level, and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. Clinicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing clinicians or patient.

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

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of competitor generic therapies or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after FDA’s receipt of the study plan.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension, in connection with any of our product candidates.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Procedures Governing Approval of Drug Products in the European Union

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a product under EU regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate pre-clinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

Clinical Trial Approval in the European Union

Requirements for the conduct of clinical trials in the EU including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority of each EU member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the EU passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the EU, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Data and Market Exclusivity in the European Union

In the EU, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

Regulatory Requirements after Marketing Authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an

EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the EU, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to clinicians and teaching hospitals and clinician ownership and investment interests; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent Congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second executive order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Employees

As of March 1, 2018, we had 154 full-time employees, 114 of whom were primarily engaged in research and development activities and 40 of whom had an M.D. or Ph. degree.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of March 1, 2018:

Name	Age	Position
Michael G. Kauffman, M.D., Ph.D.	54	Chief Executive Officer and Director
Sharon Shacham, Ph.D., M.B.A.	47	President and Chief Scientific Officer
Michael Falvey, M.S.M.	59	Executive Vice President, Chief Financial Officer and Treasurer
Ran Frenkel, RPh.	49	Chief Development Operations Officer
Christopher B. Primiano, J.D., M.B.A.	37	Executive Vice President, Chief Business Officer, General Counsel and Secretary

Michael G. Kauffman, M.D., Ph.D. Dr. Kauffman has served as Karyopharm’s Chief Executive Officer since January 2011 and has been one of our directors since 2008. Dr. Kauffman co-founded Karyopharm with Dr. Sharon Shacham in 2008 and served as our President from January 2011 to December 2013 and as Chief Medical Officer from December 2012 to December 2013. Prior to joining Karyopharm, he was Chief Medical Officer of Onyx Pharmaceuticals Inc., a biopharmaceutical company, from November 2009 to December 2010. From November 2008 to November 2009, Dr. Kauffman was Chief Medical Officer of Proteolix Inc., which was acquired by Onyx Pharmaceuticals. At Proteolix, he led the development of Kyprolis® (carfilzomib), a novel proteasome inhibitor approved in refractory myeloma by the FDA in July 2012. Dr. Kauffman was an operating partner at Bessemer Venture Partners from 2006 to 2008, where he led investments in biotechnology companies. From 2006 to 2008, he was President and Chief Executive Officer of Epix Pharmaceuticals, Inc., a biopharmaceutical company that underwent liquidation proceedings through an assignment for the benefit of creditors under Massachusetts law in 2009. Dr. Kauffman was President and Chief Executive Officer of Predix Pharmaceuticals, Inc., a private biopharmaceutical company focused on G protein-coupled receptors (GPCR), from 2002 until its merger into Epix Pharmaceuticals in 2006. In that role, he led the merger of Predix Pharmaceuticals and Epix Pharmaceuticals, oversaw the discovery and development of four new clinical candidates and led collaboration transactions with Amgen and GlaxoSmithKline. From March 2000 to September 2002, Dr. Kauffman was Vice President, Clinical at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he led the Velcade® development program. From September 1997 to March 2000, Dr. Kauffman held a number of senior positions at Millennium Predictive Medicine, Inc., a biopharmaceutical company and a subsidiary of Millennium Pharmaceuticals, where he led the discovery and development of novel molecular diagnostics for major cancers, including melanoma, and led transactions with Becton-Dickenson and Bristol Myers Squibb. From August 1995 to September 1997, Dr. Kauffman held a number of senior positions at Biogen Idec, Inc., a biopharmaceutical company, where he led the clinical development of anti-CD40L antibodies in autoimmune and inflammatory diseases, and acted as the main medical advisor to the Biogen business development group. Dr. Kauffman currently serves on the board of directors, nominating and governance committee and research and development committee of Infinity Pharmaceuticals, Inc., a public biopharmaceutical company, and on the board of directors and compensation committee and audit committee of Verastem Inc., also a public biopharmaceutical company. Dr. Kauffman previously served on the board of directors and compensation and audit committees of Zalicus Inc., a biotechnology company. Dr. Kauffman received his B.A. in Biochemistry from Amherst College and his M.D. and Ph.D. from Johns Hopkins Medical School, and he trained in internal medicine and rheumatology at Beth Israel (now Beth Israel Deaconess Medical Center) and Massachusetts General Hospitals. He is board certified in internal medicine.

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

Michael Falvey, M.S.M. Mr. Falvey has served as Karyopharm’s Chief Financial Officer since September 2017. Mr. Falvey has 35 years of financial management experience at leading biotechnology, technology and financial companies and has held Chief Financial Officer positions with both public and private companies. Most recently, Mr. Falvey served as Chief Financial Officer at Seven Bridges Genomics, Inc., a data and analytics platform provider, from August 2016 until June 2017. From July 2010 to April 2016, he served as Chief Financial and Administrative Officer for Analysis Group, a finance, economics and health care consulting firm. Prior to joining Analysis Group, Mr. Falvey served as Chief Financial Officer of Ahura Scientific Inc. and Aspect Medical Systems, Inc. and as Vice President, Finance of Millennium Pharmaceuticals Inc. Prior to Millennium, he also held financial positions at Fidelity Investments, Digital Equipment Corporation and General Electric. Mr. Falvey earned his Master of Science in Management from the Sloan School of Management at MIT, where he was also named a Seley Scholar. He earned his undergraduate degree from Georgetown University’s School of Foreign Service.

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

Christopher B. Primiano, J.D., M.B.A. Mr. Primiano joined Karyopharm in March 2014 as Vice President, Corporate Development, General Counsel and Secretary, and was appointed Senior Vice President, Corporate Development, General Counsel and Secretary in September 2015; Senior Vice President, Operations, Business Development, General Counsel and Secretary in November 2016 and Executive Vice President, Chief Business Officer, General Counsel and Secretary in January 2017. Prior to joining Karyopharm, Mr. Primiano was a Counsel at Wilmer Cutler Pickering Hale and Dorr LLP, where he had practiced law since October 2012. From August 2010 to August 2012, he served as Vice President, Corporate Development, General Counsel and Secretary of GlassHouse Technologies, Inc., an information technology consulting company, where he led global legal operations and managed asset and subsidiary acquisition and sale activity. Mr. Primiano began his career at Gunderson Dettmer Stough Villeneuve Franklin & Hachigian LLP, where he practiced law from August 2006 to July 2010. Mr. Primiano received a B.A. in Political Economy and English from Georgetown University, an M.B.A. from the Boston College Carroll School of Management and a J.D. from Boston College Law School.

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

We cannot commercialize drug candidates in the United States without first obtaining regulatory approval for the drug from the U.S. Food and Drug Administration, or FDA; similarly, we cannot commercialize drug candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if selinexor or another drug candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for selinexor in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of selinexor or any other drug candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for selinexor, we will still need to develop a commercial organization, or collaborate with third parties for the commercialization of selinexor, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize selinexor, we may not be able to generate sufficient revenues to continue our business.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, in 2016 we released top-line interim results from our Selinexor Treatment of Refractory Myeloma (STORM) study. While we believe the results we have observed to date are positive, there can be no assurance that further analysis will confirm our initial observations regarding this interim data or that data from the expansion of our STORM study will reflect similar results, or that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

In addition, the design of a clinical trial can determine whether its results will support approval of a drug, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and conduct a clinical trial to support regulatory approval. Further, if our drug candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after providing a positive opinion on, or otherwise reviewing and providing comments or advice on a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Furthermore, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

To date, we have had moderate discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies currently underway. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and a primary endpoint of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. We are in the early stages of collecting clinical data in humans relating to the impact of selinexor on overall survival and comparative clinical data between selinexor and supportive care. If selinexor does not demonstrate an overall survival benefit, it will likely not be approved. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit, and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study.

We are early in our development efforts with a limited number of drug candidates in human clinical development. If we are unable to successfully develop and commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have four drug candidates, selinexor, verdinexor, eltanexor and KPT-9274, in clinical development for treatment of human diseases. The success of these and any of our other drug candidates will depend on several factors, including the following:

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

Our SINE compounds inhibit the nuclear export protein XPO1. We believe that no currently approved cancer treatments are selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus. Despite promising results to date in preclinical studies of selinexor that we have conducted and in Phase 1 and Phase 2 clinical trials of selinexor conducted by us or our academic collaborators, we may not succeed in demonstrating safety and efficacy of SINE compounds in our current and future human clinical trials. Any drug candidates that we develop may not effectively prevent the exportation of tumor suppressor and/or growth regulatory proteins from the nucleus in humans with a particular form of cancer. If selinexor is unsuccessful in supporting the hypothesis that drug candidates targeting the regulation of intracellular transport of XPO1 have commercial value or experiences significant delays in doing so, our business may be materially harmed and we may not be able to generate sufficient revenues to continue our business.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, certain data from our Phase 1 and Phase 2 clinical trials of selinexor to date are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	regulatory authorities or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations;

•	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, suspend ongoing clinical trials or abandon drug development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our drug candidates for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and

•	any partners and collaborators that help conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Also, even though selinexor has generally been well-tolerated by patients in our clinical trials to date, in some cases there were adverse events, some of which were serious. The most common drug-related adverse events, or AEs, were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. A small percentage of patients have withdrawn from our clinical trials as a result of AEs. A small percentage of patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We are in the early stages of establishing a sales and marketing infrastructure and our company has not previously sold or marketed pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale and marketing of our drug candidates. We are currently establishing the commercial infrastructure to support a potential launch of selinexor in the United States, and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States.

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

Our license agreements provide for payments on achievement of development and/or commercialization milestones and for royalties on product sales. However, because none of our drug candidates have been approved for commercial sale, our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize any material portion of the milestone revenue provided in our license agreements and we do not expect to receive any royalty revenue for several years, if at all.

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

Our competitors may develop drugs that are more effective, safer, more convenient or less costly than any that we are developing or that would render our drug candidates obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or preventing us from entering into a particular indication at all.

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

Since inception, we have incurred significant operating losses. Our net losses were $129.0 million, $109.6 million and $118.2 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. As of December 31, 2017 and December 31, 2016, we had an accumulated deficit of $495.3 million and $366.1 million, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates and conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates. Our lead drug candidate is currently in multiple Phase 2 and Phase 3 clinical trials and all of our other drug candidates for the treatment of human disease are in early clinical development. We have not yet demonstrated our ability to successfully complete any late-phase clinical trials in humans, including large-scale clinical trials, obtain marketing approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop one new drug from the time it is in Phase 1 clinical trials to when it is commercially available for treating patients. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans through at least the first quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

Identifying potential drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for at least one or possibly many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

If we raise funds through further collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and drug development or commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to Our Dependence on Third Parties

We depend on third parties for certain aspects of the development, marketing and/or commercialization of our drug candidates and plan to enter into additional collaborations. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We intend to maintain our existing collaborations and will continue to seek additional third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, we have entered into a collaboration with Ono Pharmaceutical Co., Ltd., and will continue to seek to enter into additional collaborations, for marketing and commercialization of selinexor for other geographies outside the United States. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of our other SINE compounds for indications outside of oncology. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.

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

We rely on some third parties as we conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We rely on some third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, as we conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with comparable standards. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our drug candidates for preclinical studies and clinical trials under the guidance of members of our organization. We have engaged third-party manufacturers for drug substance and drug product services. We do not have a long term supply agreement with any of these third-party manufacturers, and we purchase our required drug supplies on a purchase order basis.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our drug candidates for clinical trials and ultimately for commercial supply of any of these drug candidates for which we or any of our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible failure of the third party to manufacture our drug candidate according to our schedule, or at all, including if the third-party manufacturer gives greater priority to the supply of other drugs over our drug candidates or otherwise does not satisfactorily perform according to the terms of the manufacturing agreement;

•	the possible misappropriation or disclosure by the third party or others of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside of the United States. As with all drug manufacturing, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 39 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, two patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

As of March 1, 2018, four of our trademarks are registered in the United States. We also have eleven pending intent-to-use applications in the United States, some of which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for five trademarks (drug names for selinexor), pending applications for those same five marks and a pending application for a sixth. Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

In order to market and sell our drugs in the European Union and many other jurisdictions, we and our current or future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We and our collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

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

We may seek approval from the FDA or comparable non-U.S. regulatory authorities to use accelerated development pathways for our product candidates, including for selinexor in multiple myeloma and diffuse large B-cell lymphoma. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that we contemplate and that would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if we are able to use an accelerated approval pathway, it may not lead to expedited approval of our product candidates, or approval at all.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. Assuming positive results from our expanded STORM study and remaining unmet medical need, we intend to use the data from the expanded study to support a request that the FDA consider granting accelerated approval for selinexor in penta-refractory multiple myeloma. The FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any experimental or approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the submission of a New Drug Application, or NDA, by us, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval if data from our Phase 2b STORM study support such an application, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

Similarly, assuming positive results from our SADAL study and remaining unmet medical need, we intend to use the data from the study to support a request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory DLBCL. While the FDA agreed that the current trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL if data from our SADAL study support such an application, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we may submit to the European Medicines Agency, or EMA, to support conditional approval of selinexor to treat penta-refractory multiple myeloma, relapsed/refractory diffuse large B-cell lymphoma, or any other cancer indication. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Accordingly, assuming we or our current or future collaborators receive marketing approval for one or more of our drug candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

Under the Cures Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB in February 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval and commercialize our drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved drugs.

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or ACA. Among the provisions of the ACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second executive order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

The collection and use of personal health data of individuals in the European Union is governed by strict data protection laws. The Data Protection Directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. In addition to existing laws, from May 25, 2018, the stricter General Data Protection Regulation will replace the current Data Protection Directive. The regulation introduces new obligations with respect to European Union data and substantial fines for breaches of the data protection rules. It will increase our responsibility and potential liability in relation to personal data that we process and we will be required to put in place additional mechanisms ensuring compliance with the new European Union data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

In some countries, including the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we or our existing and future collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Dr. Kauffman, our Chief Executive Officer and member of our board of directors, and Dr. Shacham, our President and Chief Scientific Officer, are married to each other. They are two of our executive officers and are a vital part of our operations. If they were to become separated or divorced or could otherwise not amicably work with each other, one or both of them may decide to cease his or her employment with us or it could negatively impact our working environment. Alternatively, their work performance may not be satisfactory if they become preoccupied with issues relating to their personal situation. In these cases, our business could be materially harmed.

We expect to expand our development, regulatory and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches, and the costs and consequences of implementing data protection measures could be significant.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our reputation could be damaged, and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate security measures.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of December 31, 2017, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $4.83. On March 9, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.86 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 49,533,150 shares outstanding as of December 31, 2017. Of such shares, at least 10.3 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of at least 10.5 million shares of our common stock as of December 31, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as a result of the Tax Cuts and Jobs Act of 2017, for U.S. federal income tax purposes, the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely. It is uncertain how various states will respond to the newly enacted federal tax law. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 34% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Newton, Massachusetts, where we lease 62,143 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany.

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

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for each quarter in the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	High	Low
First Quarter	$14.63	$9.06
Second Quarter	$13.19	$7.48
Third Quarter	$11.74	$8.00
Fourth Quarter	$12.56	$9.00

	Year Ended December 31, 2016
	High	Low
First Quarter	$13.97	$4.83
Second Quarter	$10.45	$6.63
Third Quarter	$11.41	$6.54
Fourth Quarter	$10.30	$6.27

Holders

As of March 1, 2018, there were 11 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from November 6, 2013, the date on which our common stock first began trading on the Nasdaq Global Select Market, through December 31, 2017, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Cumulative Total Return Comparison

	11/6/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Karyopharm Therapeutics Inc.	100.00	142.80	233.21	82.55	58.57	59.81
NASDAQ Composite	100.00	106.62	122.02	130.48	140.92	182.40
NASDAQ Biotechnology	100.00	108.49	143.56	152.27	121.51	142.30

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Karyopharm Therapeutics Inc. under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
License and other revenue	$1,605	$154	$250	$229	$387

Operating expenses:
Research and development	107,273	86,938	97,744	60,127	28,452
General and administrative	24,870	23,948	21,582	15,948	5,885

Total operating expenses	132,143	110,886	119,326	76,075	34,337

Loss from operations	(130,538)	(110,732)	(119,076)	(75,846)	(33,950)
Other income, net	1,617	1,294	895	69	3

Loss before income taxes	(128,921)	(109,438)	(118,181)	(75,777)	(33,947)
Provision for income taxes	(63)	(139)	—	—	—

Net loss	$(128,984)	$(109,577)	$(118,181)	$(75,777)	$(33,947)

Net loss per share—basic and diluted	$(2.81)	$(2.92)	$(3.32)	$(2.43)	$(5.59)

Weighted-average number of common shares used in net loss per share—basic and diluted	45,899,784	37,523,051	35,619,506	31,135,694	6,067,679

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$146,469	$129,552	$175,633	$205,724	$155,974
Working capital	98,956	115,160	162,468	195,450	154,664
Total assets	180,294	180,385	215,443	220,337	158,226
Total preferred stock and preferred stock subscription	—	—	—	—	—
Total stockholders’ equity	129,464	162,243	198,365	206,794	154,934

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and subsequent commercialization of novel, first-in-class drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is focused on understanding the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing wholly-owned, novel, small molecule Selective Inhibitor of Nuclear Export (SINE) compounds that inhibit the nuclear export protein exportin 1 (XPO1). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases in areas of unmet medical need. Our SINE compounds were the first oral XPO1 inhibitors in clinical development.

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,200 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Selinexor is currently being evaluated in several later-stage clinical trials, including, among others, the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

We expect to provide top-line data from the expanded cohort for the STORM study at the end of April 2018, top-line data from the SADAL study by the end of 2018, top-line data from the BOSTON study in 2019 and top-line data from the Phase 3 portion of the SEAL study by the end of 2019. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States. To date, we have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of December 31, 2017, we had an accumulated deficit of $495.3 million. We had net losses of $129.0 million, $109.6 million and $118.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have not generated any revenue to date from sales of any drugs.

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

Financial Overview

Revenue Recognition

To date, we have not generated any revenue from drug sales. Our ability to generate revenues from drug sales will depend on the successful development and eventual commercialization of our drug candidates.

To date, our revenue has been from license arrangements as well as foundation and government grants and contracts.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, contract manufacturing organizations and consultants that help conduct clinical trials and preclinical studies;

•	the cost of acquiring, developing and manufacturing clinical trial materials, including comparator drugs;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs; and

•	costs associated with preclinical activities and regulatory operations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, travel, and other related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Collaboration and License Agreements

We generate revenue from collaboration and license agreements with pharmaceutical companies for the development and commercialization of certain of our product candidates. Collaboration and license agreements may include non-refundable upfront payments, reimbursement of research and development services and costs, payments based upon the achievement of defined milestones, license fees and profit share and/or royalties on sales of product candidates if they are successfully approved and commercialized. Our performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and participation on certain committees with the licensor. We make judgments that affect the periods over which we recognize revenue.

We evaluate multiple element agreements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Revenue Recognition (Topic 605). When evaluating multiple element arrangements under Topic 605, we identify the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within our control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement.

We consider whether the licensor can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration generally includes up-front license fees. We determine how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. We determine the estimated selling price for deliverables using vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE), if VSOE is not available, or best estimate of selling price (BESP), if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The estimated selling prices may be based on similar license arrangements, the nature of the research and development services to be performed and market rates for similar services.

Up-front payments received in connection with licenses of our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. We executed two license agreements during 2017. In both arrangements, the license was determined not to have stand-alone value and was combined with other deliverables. In one agreement, we determined that the final deliverable, the technology knowledge transfer, was provided and recognized $1.25 million related to the up-front payment at the time of delivery in the fourth quarter of 2017. In the case of the other agreement, the final deliverable was not provided as of December 31, 2017 and therefore, the up-front payment of ¥2.5 billion (US$21.9 million on the date received) has not been recognized as revenue in 2017. See Note 7, “Collaboration and License Agreements”.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to contract research organizations (CROs), and contract manufacturing organizations (CMOs), in connection with research and development activities for which we have not yet been invoiced.

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

Stock-based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock and restricted stock units. We account for our stock-based awards to employees in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based awards to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the award to be re-measured at fair value as the award vests. We recognize the compensation cost of stock-based awards to employees on a straight-line basis over the vesting period of the award and by using an accelerated attribution model for awards to non-employees. Described below is the methodology we have utilized in measuring stock-based compensation expense.

We estimate the fair value of our options to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected volatility of our stock, (b) the expected term of the option, (c) the risk-free interest rate, and (d) expected dividends. Due to our lack of sufficient history as a public company, we estimate the volatility of our common stock price based on the historical volatility of a group of representative companies that are publicly traded. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. We compute the historical volatility data using the closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our options. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our employee stock options using the “simplified” method pursuant to Staff Accounting Bulletin No. 107 Share-based payments, whereby the expected term equals the average of the vesting term and the original contractual term of the option. For non-employee stock options, we utilize the contractual term of the option. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. Subsequent to adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718), on January 1, 2017, as described below in Recently Issued Accounting Pronouncements, forfeitures are recognized as they occur.

For performance-based restricted stock, at each reporting period we assess the probability that the performance condition(s) will be achieved. We use the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. We estimate the implicit service period based on our best estimate of the period over which an award’s vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation expense as of the date of an estimate revision over the revised remaining implicit service period.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Contract and grant revenue	$1,605	$154	$250

Operating expenses:
Research and development	107,273	86,938	97,744
General and administrative	24,870	23,948	21,582

Loss from operations	(130,538)	(110,732)	(119,076)
Other income, net	1,617	1,294	895

Loss before income taxes	(128,921)	(109,438)	(118,181)
Provision for income taxes	(63)	(139)	—

Net loss	$(128,984)	$(109,577)	$(118,181)

Comparison of Years Ended December 31, 2017 and 2016

License and Other Revenue. We recognized revenue pursuant to a license agreement with Anivive Lifesciences, Inc., or Anivive, and government grants in 2017 and pursuant to a government grant in 2016. Revenue for the year ended December 31, 2017 was $1.6 million compared to $0.2 million for the year ended December 31, 2016. The increase in revenue during the year ended December 31, 2017 was primarily the result of entering into the license agreement with Anivive in April 2017 and the satisfaction of the related revenue recognition criterion, in October 2017, which resulted in revenues of $1.25 million.

Research and Development Expense. Research and development expense increased by approximately $20.4 million to $107.3 million for the year ended December 31, 2017 from $86.9 million for the year ended December 31, 2016. The increase was primarily related to:

•	an increase of approximately $13.3 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $3.0 million in consulting and professional expense;

•	an increase of $2.2 million in expenses primarily related to our obligation to pay a portion of upfront fees received from license agreements;

•	an increase of $2.1 million in personnel costs, primarily due to increased headcount and compensation increases, offset by decreased stock-based compensation expense of $0.9 million; and

•	an increase of $0.8 million in travel, toxicology study costs and other expenses;

•	partially offset by a decrease of $1.0 million in discovery and occupancy costs.

We expect our research and development expenses to continue to increase for the full year 2018 compared with the prior year as we continue spending on our development programs and clinical trials, including the continued clinical development of selinexor in our lead indications with a focus on submission of an NDA with the FDA requesting accelerated approval in penta-refractory multiple myeloma during 2018, assuming a positive outcome from the expanded cohort of the STORM study.

General and Administrative Expense. General and administrative expense increased by approximately $1.0 million to approximately $24.9 million for the year ended December 31, 2017 from approximately $23.9 million for the year ended December 31, 2016. The increase was primarily related to:

•	an increase of approximately $0.7 million in personnel costs, primarily due to increased headcount, offset by a decrease of approximately $0.9 million in stock-based compensation expense related to equity awards granted to personnel and non-employees; and

•	an increase in consulting, occupancy and travel costs of $0.6 million;

•	partially offset by a decrease of $0.3 million in other costs.

We expect our general and administrative expenses to increase in the future in support of our expanding operating and commercial activities.

Other Income, net. Other income, net increased by approximately $0.3 million to approximately $1.6 million for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The increase is primarily due to increased returns resulting from a general increase in interest rates.

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

Liquidity and Capital Resources

To date, we have not generated material revenues. We have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of December 31, 2017, we had $175.9 million in cash, cash equivalents and short- and long-term investments. In January 2015, we completed an underwritten offering of 2,950,000 shares of our common stock at public price of $33.00 per share. We received net proceeds of approximately $90.8 million, after deducting the underwriting discount and offering expenses payable by us. In December 2015, we entered into a sales agreement (Agreement), relating to an “at-the-market” offering, pursuant to which we issued and sold shares of our common stock with an aggregate offering price of up to $50.0 million. On November 7, 2016, we entered into an amendment to the Agreement pursuant to which we issued and sold shares of our common stock with an additional aggregate offering price of up to $50.0 million on or after November 7, 2016. On December 1, 2017, we entered into a second amendment to the Agreement pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $75.0 million on or after December 1, 2017. As of December 31, 2017, we had sold an aggregate of 9,172,159 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $89.1 million. There have been no sales pursuant to this

“at-the-market” offering during 2018. On April 28, 2017, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which we issued an aggregate of 3,902,439 shares of our common stock at a public offering price of $10.25 per share. We received net proceeds of approximately $37.9 million from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us.

On October 11, 2017 (Effective Date), we entered into a license agreement (License Agreement), with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (Ono), pursuant to which we granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and eltanexor for the diagnosis, treatment and/or prevention of all human oncology indications, or Field, in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (Ono Territory). Pursuant to the terms of the License Agreement, we received an upfront payment of ¥2.5 billion (US$21.9 million on the date received), and could receive up to ¥10.15 billion (US$90.5 million at the exchange rate as of the Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (US$80.2 million at the exchange rate as of the Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory.

On January 24, 2018, we entered into an Asset Purchase Agreement (APA), with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (Biogen), pursuant to which Biogen acquired exclusive worldwide rights to develop and commercialize our oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS).

Under the terms of the APA, Biogen purchased KPT-350 and certain related assets and assumed certain related liabilities. We received a one-time upfront payment of $10.0 million from Biogen and are eligible to receive additional payments of up to $207.0 million based on the achievement by Biogen of future specified development and commercial milestones. We are also eligible to receive tiered royalty payments that reach low double digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

We are a party to a research agreement with the Multiple Myeloma Research Foundation (MMRF). Under this research agreement, we are obligated to make certain payments to MMRF, including payments in the event we out-license selinexor. The terms of this research agreement do not apply to eltanexor. In connection with the transactions contemplated under the License Agreement, we paid to MMRF approximately ¥225 million (approximately US$2.0 million) of the upfront cash payment from Ono, and we are obligated to pay a percentage of any milestone payments from Ono and a mid-single-digit percentage of any royalty payments from Ono. The maximum aggregate amount we may be obligated to pay to MMRF under the research agreement is $6.0 million.

We expect that our cash, cash equivalents and short- and long-term investments as of December 31, 2017, totaling $175.9 million, along with the $10.0 million received from Biogen in 2018, will be sufficient to fund our current operating plans and capital expenditure requirements through at least the first quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States.

Cash flows

The following table provides information regarding our cash flows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(73,717)	$(84,391)	$(94,029)
Net cash provided by (used in) investing activities	17,108	24,595	(90,823)
Net cash provided by financing activities	75,743	51,164	92,700
Effect of exchange rate changes	200	(63)	(99)

Net increase (decrease) in cash and cash equivalents	$19,334	$(8,695)	$(92,251)

Net Cash Used in Operating Activities

Net cash used in operating activities was $73.7 million during the year ended December 31, 2017 compared to $84.4 million during the year ended December 31, 2016. Net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven primarily by the $21.9 million in deferred revenue related to the License Agreement with Ono and a $10.1 million increase in our accrued expenses and other liabilities balance, offset by an increase in our net loss due to an increase in our operating expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities decreased by $7.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily related to a decrease of $43.8 million in proceeds from maturities of investments, offset by a $36.3 million decrease in the purchases of investments.

Net cash provided by investing activities increased $115.4 million during the year ended December 31, 2016 compared to net cash used in investing activities during the year ended December 31, 2015. The increase was primarily related to a decrease of $170.5 million in purchases of investments and a decrease of $1.3 million in purchases of property and equipment, offset by a $56.5 million decrease in the proceeds from maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $75.7 million during the year ended December 31, 2017 compared to $51.2 million during the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2017 reflects net proceeds of $37.0 million from the sale of common stock as part of the “at-the-market” offering in 2017, net proceeds of $37.9 million from the follow-on offering of common stock in April 2017 and the proceeds from the exercise of stock options and shares issued under our employee stock purchase plan.    The cash provided by financing activities for the year ended December 31, 2016 reflects net proceeds of $50.6 million from the sale of common stock as part of the “at-the-market” offering in 2016 and the proceeds from the exercise of stock options and shares issued under our employee stock purchase plan.

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

We expect that our cash, cash equivalents and short- and long-term investments as of December 31, 2017, totaling $175.9 million, along with the $10.0 million received from Biogen in 2018, will be sufficient to fund our current operating and capital expenditure plans through at least the first quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

Identifying potential drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$6,775	$1,432	$4,252	$1,091	$—
Purchase obligations(2)	—	—	—	—	—

Total contractual cash obligations	$6,775	$1,432	$4,252	$1,091	$—

(1)	Represents future minimum lease payments under our non-cancelable operating lease.
(2)	We enter into agreements in the normal course of business with CROs and CMOs for clinical trials and clinical supply manufacturing and with vendors for preclinical research. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in this table of contractual obligations and commitments.

Future milestone and royalty payments associated with our agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. At this time, no future payments are probable of occurrence.

Multiple Myeloma Research Foundation

In July 2011, we entered into a research agreement with the MMRF for the research and development of small molecule XPO1 inhibitor compounds for the treatment of multiple myeloma. Pursuant to the research agreement, MMRF awarded us a $1.0 million grant, all of which has been paid to us based on our achievement of specified milestones. We own all inventions and other intellectual property that arose or will arise from the conduct of the research program, which we refer to as program inventions and program intellectual property, respectively.

If we, our affiliates, licensees or transferees commercialize products incorporating a program invention or program intellectual property, which we call research program products, we would be obligated to pay to MMRF mid- single-digit royalties as a percentage of worldwide net sales of research program products, including selinexor, sold by us, our affiliates, licensees or transferees. If we out-license rights to a research program product, we are obligated to pay MMRF a percentage of certain payments we receive from our licensee for the grant of such rights. If we sell all or substantially all of our assets to one or more third parties who were not our stockholders on the effective date of the agreement, or if one or more third parties acquire more than fifty percent of our equity and payments are made directly to our stockholders for the sale of their shares of our stock, each of which we call a change of control, we will be obligated to pay to MMRF a percentage of the value we or our shareholders receive in connection with such change of control. The maximum aggregate amount we may be obligated to pay to MMRF for royalties, out-licensing our rights or as a result of a change of control is $6.0 million, of which $2.0 million has been paid through December 31, 2017 in connection with the Ono License Agreement.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and 2016, we had cash, cash equivalents, restricted cash and investments of $176.4 million and $175.5 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents or investment portfolio.

We do not believe our cash, cash equivalents, restricted cash and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value of securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and contract manufacturing organizations that are located in Canada and Europe, which are denominated in foreign currencies. We also contract with a number of clinical trial sites and comparator drug suppliers outside the United States, and our budgets for those studies are frequently denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appears on pages 116 through 121 of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2018 Proxy Statement. We expect to file our 2018 Proxy Statement with the SEC within 120 days of December 31, 2017.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2018 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.karyopharm.com or request a copy without charge from:

Karyopharm Therapeutics Inc.

Attention: Investor Relations

85 Wells Avenue, 2nd Floor

Newton, MA 02459

We will post to our website any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Item 11.	Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and are incorporated herein.

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of Karyopharm Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 15, 2018

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$68,997	$49,663
Short-term investments	77,472	79,889
Prepaid expenses and other current assets	1,754	2,084
Restricted cash	200	—

Total current assets	148,423	131,636
Property and equipment, net	2,185	2,836
Long-term investments	29,396	45,434
Restricted cash	290	479

Total assets	$180,294	$180,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,665	$4,751
Accrued expenses	21,445	11,362
Deferred revenue	21,921	—
Deferred rent	303	280
Other current liabilities	133	83

Total current liabilities	49,467	16,476
Deferred rent, net of current portion	1,363	1,666

Total liabilities	50,830	18,142

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,533,150 and 41,887,829 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	4
Additional paid-in capital	625,017	528,617
Accumulated other comprehensive loss	(217)	(274)
Accumulated deficit	(495,341)	(366,104)

Total stockholders’ equity	129,464	162,243

Total liabilities and stockholders’ equity	$180,294	$180,385

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
License and other revenue	$1,605	$154	$250
Operating expenses:
Research and development	107,273	86,938	97,744
General and administrative	24,870	23,948	21,582

Total operating expenses	132,143	110,886	119,326

Loss from operations	(130,538)	(110,732)	(119,076)
Other income (expense):
Interest income	1,698	1,284	897
Other income (expense)	(81)	10	(2)

Total other income, net	1,617	1,294	895

Loss before income taxes	(128,921)	(109,438)	(118,181)
Provision for income taxes	(63)	(139)	—

Net loss	$(128,984)	$(109,577)	$(118,181)

Net loss per share—basic and diluted	$(2.81)	$(2.92)	$(3.32)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	45,899,784	37,523,051	35,619,506

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(128,984)	$(109,577)	$(118,181)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(97)	34	(167)
Foreign currency translation adjustment	154	(26)	(86)

Comprehensive loss	$(128,927)	$(109,569)	$(118,434)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	32,699,380	$3	$345,166	$(29)	$(138,346)	$206,794
Vesting of restricted stock	11,410	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	82,661	—	616	—	—	616
Stock-based compensation expense	—	—	17,057	—	—	17,057
Issuance of common stock upon public offering, net of issuance costs of $6,520	2,950,000	—	90,830	—	—	90,830
Issuance of common stock, net of issuance costs of $284	121,314	1	1,501	—	—	1,502
Unrealized loss on investments	—	—	—	(167)	—	(167)
Foreign currency translation adjustment	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(118,181)	(118,181)

Balance at December 31, 2015	35,864,765	4	455,170	(282)	(256,527)	198,365
Vesting of restricted stock	262,125	—	—	—	—	—
Settlements of restricted stock units for tax withholding obligations	(6,526)	—	(39)	—	—	(39)
Exercise of stock options and shares issued under the employee stock purchase plan	122,383	—	630	—	—	630
Stock-based compensation expense	—	—	22,283	—	—	22,283
Issuance of common stock, net of issuance costs of $1,530	5,645,082	—	50,573	—	—	50,573
Unrealized gain on investments	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(109,577)	(109,577)

Balance at December 31, 2016	41,887,829	4	528,617	(274)	(366,104)	162,243
Cumulative effect adjustment for adoption of new accounting guidance	—	—	253	—	(253)	—
Vesting of restricted stock	182,496	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	154,623	—	858	—	—	858
Stock-based compensation expense	—	—	20,405	—	—	20,405
Issuance of common stock, net of issuance costs of $1,060	7,308,202	1	74,884	—	—	74,885
Unrealized loss on investments	—	—	—	(97)	—	(97)
Foreign currency translation adjustment	—	—	—	154	—	154
Net loss	—	—	—	—	(128,984)	(128,984)

Balance at December 31, 2017	49,533,150	$5	$625,017	$(217)	$(495,341)	$129,464

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(128,984)	$(109,577)	$(118,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713	717	634
Net amortization of premiums and discounts on investments	1,187	1,199	1,778
Stock-based compensation expense	20,405	22,283	17,057
Change in operating assets and liabilities:
Prepaid expenses and other current assets	342	(120)	(55)
Other assets	—	—	500
Accounts payable	909	945	(2,426)
Accrued expenses and other liabilities	10,070	368	5,766
Deferred revenue	21,921	—	—
Deferred rent	(280)	(206)	213
Cash received related to tenant lease incentives	—	—	685

Net cash used in operating activities	(73,717)	(84,391)	(94,029)

Investing activities
Purchases of property and equipment	(62)	(70)	(1,416)
Increase in restricted cash	—	—	(82)
Proceeds from maturities of investments	115,544	159,365	215,867
Purchases of investments	(98,374)	(134,700)	(305,192)

Net cash provided by (used in) investing activities	17,108	24,595	(90,823)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	74,885	50,573	92,084
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	858	630	616
Settlements of restricted stock units for tax withholding obligations	—	(39)	—

Net cash provided by financing activities	75,743	51,164	92,700

Effect of exchange rate on cash	200	(63)	(99)
Net increase (decrease) in cash and cash equivalents	19,334	(8,695)	(92,251)
Cash and cash equivalents, beginning of period	49,663	58,358	150,609

Cash and cash equivalents, end of period	$68,997	$49,663	$58,358

Supplemental disclosure of non-cash investing and financing activities:
Deferred financing costs included in accounts payable and accrued expenses	$—	$—	$26

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

The Company has generated an accumulated deficit of $495,341 since inception. The Company has financed its operations to date primarily through private placements of its preferred stock, proceeds from its initial public offering and follow-on offerings of common stock and cash generated from its business development activities. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the foreseeable future. The Company believes its cash, cash equivalents and investments as of December 31, 2017, along with the $10,000 received from Biogen MA Inc. in 2018 as discussed in Note 13, will be sufficient to allow the Company to fund its current operating and capital expenditure plans through at least the first quarter of 2019.

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

Principles of Consolidation

The consolidated financial statements at December 31, 2017 include the accounts of the Company, the accounts of Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), the accounts of Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company, incorporated in September 2014), and the accounts of Karyopharm Therapeutics (Bermuda) Ltd. (a limited liability company, registered in Bermuda in March 2015).

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

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s securities are classified as available-for-sale and are reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are composed of corporate debt securities, commercial paper, U.S. government agency securities and certificates of deposit.

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

Fair Value Measurements

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented in the consolidated financial statements at amounts that approximate fair value at December 31, 2017 and 2016.

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

The Company’s cash equivalents are composed of money market funds. The Company measures these investments at fair value. The fair value of cash equivalents is determined based on “Level 1” inputs.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$41,805	$41,805	$—	$—
Investments:
Current:
Corporate debt securities	66,253	—	66,253	—
Commercial paper	6,720	—	6,720	—
Certificates of deposit	2,500	—	2,500	—
U.S. government and agency securities	1,999	—	1,999	—
Non-current:
Corporate debt securities (one to two year maturity)	26,916	—	26,916	—
U.S. government securities and agency securities	2,480	—	2,480	—

	$148,673	$41,805	$106,868	$—

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

The Company generates revenue from collaboration and license agreements with pharmaceutical companies for the development and commercialization of certain of its product candidates. Collaboration and license agreements may include non-refundable upfront payments, reimbursement of research and development services and costs, payments based upon the achievement of defined milestones, license fees and profit share and/or royalties on sales of product candidates if they are successfully approved and commercialized. The Company’s performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and participation on certain committees with the licensors. The Company makes judgments that affect the periods over which it recognizes revenue.

The Company evaluates multiple element agreements under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition (Topic 605). When evaluating multiple element arrangements under Topic 605, the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the licensor can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration generally includes up-front license fees. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE is not available, or best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The estimated selling prices may be based on similar license arrangements, the nature of the research and development services to be performed and market rates for similar services.

As described below in Recently Issued Accounting Pronouncements, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018.

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

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive, in accordance with Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under this accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance, (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. At December 31, 2017, the Company could receive up to approximately $96,250 in milestone payments if certain clinical, regulatory and development goals are achieved and up to approximately $117,700 in milestone payments if certain sales milestones are achieved.

Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Grant Revenue

During 2016, the Company was awarded a government grant from the National Institute of Health. This grant provides the Company with cost reimbursement up to $225 for certain types of expenditures in return for research and development activities over a period of one year. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding. During the years ended December 31, 2017 and December 31, 2016, the Company earned $71 and $154, respectively, in revenue under this grant. There are no future milestones to be met under this grant.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that help conduct clinical trials and preclinical studies;

•	the cost of acquiring, developing and manufacturing clinical trial materials, including comparator drugs;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

Foreign Currency Transactions

The functional currency of the Company’s subsidiary in Germany is the Euro. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange gains (losses) of $(62), $10 and $(2) were recorded in other income (expense) for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which resulted in significant changes to the U.S. corporate income tax system. For additional details regarding this act, see Note 12, “Income Taxes”.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, as well as modifications to existing stock options and shares issued under the Company’s employee stock purchase plan (ESPP), to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards, and is recognized using an accelerated attribution model. As described below, forfeitures are recognized as they occur.

For performance-based restricted stock, at each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company uses the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. The Company estimates the implicit service period based on its best estimate of the period over which an award’s vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation expense as of the date of an estimate revision over the revised remaining implicit service period.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at December 31, 2017, 2016 and 2015 (in common stock equivalent shares):

	December 31,
	2017	2016	2015
Outstanding stock options	7,019,083	5,574,179	4,443,317
Unvested restricted stock units	253,100	214,300	508,800

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its results of operations, financial position or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company has evaluated this standard and does not believe it will have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is in process of evaluating this guidance and determining the potential impact on its consolidated financial statements; however, it anticipates that the new standard will result in the Company recording additional assets and corresponding liabilities on its consolidated balance sheets. The Company expects that the implementation of the new standard will have an impact on its internal controls, systems and processes.

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

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company is in the process of finalizing the impact of ASC 606 on its revenue arrangements with Anivive Lifesciences, Inc. and Ono Pharmaceutical Co., both as described in Note 7, Collaboration and License Agreements. The Company does not believe the adoption of the new standard will have a material impact on its consolidated financial statements. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit at the date of initial application. Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also provides for companies to make a policy election on accounting for forfeitures. The Company adopted the new standard on January 1, 2017 and has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase additional paid-in capital and charge accumulated deficit by $253, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by $1,844 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance; therefore, there is no net effect on the Company’s results of operations for the year ended December 31, 2017.

3. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Life Years	2017	2016
Laboratory equipment	4	$593	$538
Furniture and fixtures	5	381	381
Office and computer equipment	3	378	371
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		4,743	4,681
Less accumulated depreciation and amortization		(2,558)	(1,845)

		$2,185	$2,836

Depreciation and amortization expense recorded for the years ended December 31, 2017, 2016, and 2015 was $713, $717 and $634, respectively.

4. Investments

The following table summarizes the Company’s investments as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$66,384	$—	$(131)	$66,253
Commercial paper	6,719	1	—	6,720
Certificates of deposit	2,500	—	—	2,500
U.S. government and agency securities	2,000	—	(1)	1,999
Non-current:
Corporate debt securities (one to two year maturity)	27,018	2	(104)	26,916
U.S. government and agency securities	2,500	—	(20)	2,480

	$107,121	$3	$(256)	$106,868

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$52,762	$5	$(45)	$52,722
Commercial paper	24,670	5	(7)	24,668
U.S. government and agency securities	2,500	—	(1)	2,499
Non-current:
Corporate debt securities (one to two year maturity)	43,546	29	(140)	43,435
U.S. government and agency securities	2,000	—	(1)	1,999

	$125,478	$39	$(194)	$125,323

At December 31, 2017 and December 31, 2016, the Company held 54 and 58 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in unrealized loss positions at December 31, 2017 and December 31, 2016 was $96,623 and $95,949, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2017 or December 31, 2016.

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

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Research and development costs	$16,198	$6,855
Payroll and employee-related costs	3,982	3,476
Professional fees	972	480
Other	293	551

	$21,445	$11,362

6. Related Party Transactions

The Company incurred expenses for consulting and contract research services with certain related parties, including a family member of management, a board member and a private diagnostics company, of which three members of the Company’s Board of Directors, including the Company’s CEO, were also members of the private company’s Board of Directors. The Company paid consulting services of $101 for the year ended December 31, 2017 and consulting and histopathology services of $269 and $456 for the years ended December 31, 2016, and 2015, respectively, to these related parties. At December 31, 2017 and 2016, there was $34 and $0, respectively, included in accounts payable and accrued expenses due to related parties.

7. Stockholders’ Equity

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (as amended from time to time, the “Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company issued and sold through Cantor, shares of the Company’s common stock (the “Shares”), up to an aggregate offering price of $50,000. On November 7, 2016, the Company entered into an amendment to the Sales Agreement pursuant to which it issued and sold Shares having an additional aggregate offering price of up to $50,000. On December 1, 2017, the Company entered into a second amendment to the Sales Agreement that provides that it may issue and sell Shares having an additional aggregate offering price of up to $75,000.

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

During 2017, the Company sold an aggregate of 3,405,763 Shares under the Sales Agreement for net proceeds of approximately $36,978.

During 2016, the Company sold an aggregate of 5,645,082 Shares under the Sales Agreement for net proceeds of approximately $50,573.

During 2015, the Company sold an aggregate of 121,314 Shares under the Sales Agreement for net proceeds of approximately $1,502.

Common Stock

In April 2017, the Company completed an underwritten offering of 3,902,439 shares of its common stock at a public offering price of $10.25 per share. The net proceeds received by the Company were $37,907 after deducting the underwriting discount and offering expenses payable by the Company.

In January 2015, the Company completed an underwritten offering of 2,950,000 shares of its common stock at a public offering price of $33.00 per share. The net proceeds received by the Company were $90,830 after deducting the underwriting discount and offering expenses payable by the Company.

As of December 31, 2017, 2016 and 2015, the Company did not have any preferred stock issued or outstanding.

8. Commitments and Contingencies

Operating Leases

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes. The lease was amended on December 31, 2014 by extending the lease term of the lease from November 30, 2021 to approximately September 30, 2022. The amendment to the lease also provided for the expansion of the premises leased by the Company by approximately 16,234 square feet. The Company may extend the lease term for one additional five year period. The Company has agreed to pay pro rata increases in operating expenses and property taxes. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the consolidated balance sheet at December 31, 2017 and December 31, 2016, accordingly. The lease provides the Company with an allowance for improvements of $1,616, all of which was incurred in the first quarter of 2015 and was deemed normal tenant improvements. Therefore, the amounts were recorded as a leasehold improvement and deferred rent and are being recorded as a reduction to rent expense ratably over the lease term. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount was reduced to $200 in January 2018. The amount is classified as restricted cash on the consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period from February 2015 through January 2020. Pursuant to the lease agreement, the Company was obligated to make aggregate rent payments of €374, (approximately US$449) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

As of December 31, 2017, the minimum future rent payments under the lease agreements are as follows (in thousands):

2018	$1,432
2019	1,455
2020	1,390
2021	1,407
2022	1,091
Thereafter	—

Total future minimum lease payments	$6,775

The Company recorded rent expense totaling $1,198, $1,150 and $1,033 for the years ended December 31, 2017, 2016, and 2015, respectively.

Research Agreements

In July 2011 and September 2013, the Company entered into research agreements in which the Company received payments upon the achievement of certain milestones. The agreements require the Company to pay royalties on product sales and on a portion of any other sublicense income. The Company made payments of $2,221 in connection with these agreements in the year ended December 31, 2017 and recorded research and development expense, accordingly. No royalty payments on product sales have been made to date.

Litigation

From time to time the Company may face legal claims or actions in the normal course of business. The Company is not currently a party to any material litigation and, accordingly, does not have amounts recorded for any litigation-related matters.

9. Collaboration and License Agreements

Ono License Agreement

Effective October 11, 2017 (the “Effective Date”), the Company entered into a license agreement (the “Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which the Company granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor (KPT-330), the Company’s lead, novel, oral Selective Inhibitor of Nuclear Export (SINE™) compound, as well as KPT-8602, the Company’s second-generation oral SINE™ compound, for the diagnosis, treatment and/or prevention of all human oncology indications (the “Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”). Pursuant to the terms of the Agreement, the Company received an upfront payment of ¥2.5 billion (US$21,916 on the date received), and could receive up to ¥10.15 billion (approximately US$90,500 at the exchange rate as of the Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (approximately US$80,200 at the exchange rate as of the Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and KPT-8602 in the Ono Territory. In addition, upon Ono’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Manufacturing Election”), the Company will grant to Ono non-exclusive rights to manufacture selinexor, KPT-8602 and products containing such compounds in or outside of the Ono Territory solely for development and commercialization in the Field in the Ono Territory.

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

In accordance with ASC 605, the Company identified the deliverables at the inception of the Agreement. The significant deliverables were determined to include the license and transfer of technological know-how, as well as delivery of an agreed amount of drug substance. The Company determined that the license and transfer of technological know-how did not have stand-alone value separate and apart from the drug substance because (1) there are no other vendors selling the drug substance (2) Ono is unable to use the license and technological know-how for its intended purpose without the drug substance. As such, the Company determined there is one unit of accounting. The total consideration related to the upfront payment of $21,916, was allocated to the single unit of accounting and will be recognized as revenue once the drug substance is delivered, which is the final item to be delivered in the combined unit of accounting and is currently expected in 2018. As of December 31, 2017, the $21,916 upfront payment was included in deferred revenue and is classified as a current liability in the consolidated balance sheet.

MMRF Research Agreement

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation (“MMRF”). Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor. The terms of this research agreement do not apply to KPT-8602. In connection with the transactions contemplated under the Agreement, the Company paid to MMRF approximately ¥225 million (US$1,972) of the upfront cash payment from Ono, and it will be obligated to pay a percentage of any milestone payments from Ono and a mid-single-digit percentage of any royalty payments from Ono. The maximum aggregate amount the Company may be obligated to pay to MMRF under the research agreement is $6,000.

Anivive License Agreement

On April 28, 2017, the Company entered into a license agreement with Anivive Lifesciences, Inc. (“Anivive”), a biopharmaceutical company engaged in the research, development and commercialization of animal health medicines, pursuant to which the Company has granted Anivive an exclusive, worldwide license to develop and commercialize verdinexor (KPT-335) for the treatment of cancer in companion animals (the “Anivive Agreement”). Pursuant to the terms of the Anivive Agreement, the Company received an upfront payment of $1,000. In addition, the Company will be eligible to receive potential future technology transfer and clinical, regulatory and commercial development milestone payments totaling up to $43,500, as well as a low double digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The potential future milestone payments are composed of $250 for completion of the technology transfer, $5,750 based on achievement of clinical and regulatory milestone events and $37,500 based on achievement of sales milestone events.

In accordance with ASC 605, the Company identified the deliverables at the inception of the Anivive Agreement. The significant deliverables were determined to include the license and the Company’s responsibility to transfer the technology package relating to verdinexor. The Company determined that the license does not have stand-alone value separate and apart from the transfer of the verdinexor technology package to Anivive because (1) there are no other vendors selling similar licenses on a stand-alone basis and (2) Anivive is unable to use the license for its intended purpose without the technology transfer. As such, the Company determined that there is one unit of accounting. The total consideration of $1,250, including the $1,000 upfront payment and a $250 payment for completion of the technology transfer, was allocated to the single unit of accounting and was recognized as revenue when the technology transfer was completed, which was the final item to be delivered in the unit of accounting. The technology transfer was completed in October 2017 and the $1,250 was recognized as revenue accordingly.

10. Stock-based Compensation

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

In January 2016 and 2017 the number of shares available for issuance under the 2013 Plan was increased by 1,434,490 and 1,675,513 shares of common stock, respectively. As of December 31, 2017, the Company had 726,707 shares available for issuance.

In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$11,208	$12,142	$8,368
General and administrative	9,197	10,141	8,689

Total	$20,405	$22,283	$17,057

Stock Options

Total expense related to employee and non-employee stock options for the years ended December 31, 2017, 2016 and 2015 was $16,739, $17,867 and $16,094, respectively.

The following table summarizes stock option activity for employees and nonemployees:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	5,574,179	$16.55	7.7	$12,178
Granted	2,608,200	10.19
Exercised	(97,041)	4.67
Forfeited	(1,066,254)	20.38

Options outstanding at December 31, 2017	7,019,083	$13.77	7.4	$11,897

Options exercisable at December 31, 2017	3,715,329	$15.70	6.1	$10,153

The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $446, $347 and $1,248, respectively.

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each reporting date and upon vesting using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the awards:

	Years Ended December 31,
	2017	2016	2015
Volatility	79%-85%	79%-85%	79%-88%
Expected term (in years)	5.5-9.6	5.5-9.8	5.0-9.9
Risk-free interest rate	1.76%-2.29%	1.07%-2.09%	1.45%-2.33%
Dividend	0%	0%	0%

The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees and utilizes the contractual term for options granted to non-employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including early stage of product development and therapeutic focus. For these analyses, the Company selects companies with comparable characteristics to theirs including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. As described in Note 2, the Company adopted Topic 718 as of January 1, 2017 and now accounts for forfeitures as they occur. Management, prior to adoption, estimated expected forfeitures based on historical data from the Company and recognized compensation costs only for those equity awards expected to vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2017, 2016 and 2015 was $7.22, $5.00 and $18.67 per share, respectively.

At December 31, 2017, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted under the 2010 Plan and 2013 Plan was $22,021, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Restricted Stock

To date, the Company has granted 1,958,210 shares of restricted stock outside of the 2010 Plan and the 2013 Plan and 45,454 shares of restricted stock under the 2010 Plan. The total expense related to employee and non-employee restricted stock for the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $111, respectively.

As of December 31, 2017, there was no unrecognized compensation cost related to employee and non-employee unvested restricted stock.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In November 2015, the Company granted RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company (“Time-Based RSUs”). During the year ended December 31, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). In the event the performance goals are not achieved, none of the Performance-Based RSUs will vest. The grant date fair value of the outstanding Performance-Based RSUs was $2,400 and will be recognized on an accelerated attribution basis when the Performance-Based RSUs are deemed probable of achievement to the date the awards vest. During the year ended December 31, 2017, the Company recognized $830 of stock-based compensation expense related to the Performance-Based RSUs, as certain of the Performance-Based RSUs were deemed probable of achievement as of December 31, 2017.

As of December 31, 2017, the Company has granted 855,600 shares of RSUs under the 2013 Plan. The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2017 and 2016, respectively:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	508,800	$17.91
Granted	25,000	8.06
Forfeited	(57,375)	17.91
Vested	(262,125)	16.97

Unvested at December 31, 2016	214,300	$17.91
Granted	318,800	10.29
Forfeited	(97,504)	12.81
Vested	(182,496)	17.19

Unvested at December 31, 2017	253,100	$10.27

The total stock-based compensation expense related to RSUs, including Performance-Based RSUs, for the years ended December 31, 2017, 2016 and 2015 was $3,447, $4,212 and $660, respectively.

As of December 31, 2017, there was $252 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, the Company’s shareholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of the Company’s common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.

During the years ended December 31, 2017, 2016 and 2015, $404, $340 and $352, respectively, was withheld from employees, on an after-tax basis, in order to purchase 57,582, 46,815 and 25,421 shares of the Company’s common stock, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $219, $204 and $192, respectively. As of December 31, 2017, 433,511 shares of Company’s common stock remained available for issuance under the ESPP. As of December 31, 2017, there was $93 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016
Volatility	48.2%-77.8%	77.8%-95.5%
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.5%-1.30%	0.27%-0.50%
Dividend	0%	0%

11. 401(k) Plan

The Company has a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, the Company adopted a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company contributed a match of $572, $491 and $366 to the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. As a result, the Company recorded a reduction to its deferred tax asset for $42,763 and a corresponding reduction to its valuation allowance. There was no impact to the Company’s income statement due to the reduction in the U.S. corporate tax rate. The Company’s preliminary estimate of the TCJA and the remeasurement of the Company’s deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

Income Taxes

For the year ended December 31, 2017 and 2016, the Company recorded an income tax expense of $63 and $139 for its operations in Germany. For the year ended December 31, 2015, the income tax expense was not material and it was recorded in income (loss) before income taxes. The Company’s foreign tax provision pertains to foreign income taxes due at its German subsidiary which operates on a cost plus profit margin.

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign	$(35,680)	$(26,928)	$(21,409)
U.S.	(93,241)	(82,510)	(96,676)

Totals	$(128,921)	$(109,438)	$(118,085)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
U.S. and state net operating loss carryforwards	$84,556	$91,584
Stock-based compensation	15,748	17,004
Accruals and other temporary differences	2,386	2,491
Research and development credits	29,186	15,898
Capitalized research and development	2,211	3,344

Total deferred tax assets	134,087	130,321
Less valuation allowance	(134,087)	(130,321)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The valuation allowance increased by approximately $3,766 for tax year ended December 31, 2017 primarily due to the generation of net operating losses offset by the revaluation of the deferred assets at a 21% Federal tax rate.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. As a result of adoption, the deferred tax assets associated with net operating losses as of December 31, 2016 have increased by $1,844. These amounts were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 has no impact on the Company’s operations, financial position or cash flows.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.9%	3.3%	3.5%
Permanent differences	(3.9)%	(3.1)%	(5.1)%
Research and development credit	8.4%	4.8%	12.2%
Foreign rate differential	(9.4)%	(8.5)%	(6.3)%
Change in valuation allowance	(1.4)%	(25.1)%	(39.4)%
Provision to return adjustments	1.0%	(5.5)%	—%
Other	(1.4)%	—%	1.0%
Federal rate change	(33.2)%	—%	—%

Effective income tax rate	—%	(0.1)%	(0.1)%

As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of approximately $300,843 and $237,824, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017 and 2016, the Company also had U.S. state net operating loss carryforwards of approximately $332,330 and $238,033, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2017 and 2016, the Company had federal research and development tax credit carryforwards of approximately $27,384 and $14,932, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017 and 2016, the Company had state research and development tax credit carryforwards of approximately $2,282 and $1,463, respectively, available to reduce future tax liabilities which expire at various dates through 2032. The Company completed a study of its R&D tax credits through December 31, 2016 and adjusted its deferred tax asset for the result of that study. For the year ended December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

13. Subsequent Event

Biogen Asset Purchase Agreement

On January 24, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”), pursuant to which Biogen acquired exclusive worldwide rights to develop and commercialize the Company’s oral Selective Inhibitor of Nuclear Export (SINE) compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS).

Under the terms of the APA, Biogen purchased KPT-350 and certain related assets and assumed certain related liabilities. The Company received a one-time upfront payment of $10,000 from Biogen and is eligible to receive additional payments of up to $207,000 based on the achievement by Biogen of future specified development and commercial milestones. The Company will also be eligible to receive tiered royalty payments that reach low double digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

The Company and Biogen have made customary representations and warranties and agreed to customary covenants in the APA, including covenants requiring Biogen to use commercially reasonable efforts to develop KPT-350 in specified neurological indications, including ALS, in any of the United States, United Kingdom, France, Spain, Germany or Italy. The APA will continue in effect until the expiration of all royalty obligations, provided that the APA may be terminated earlier by Biogen, subject to the requirements that Biogen (i) negotiate in good faith with the Company regarding an assignment or license back to the Company of the purchased assets and (ii) not transfer or license the purchased assets to a third party unless such third party assumes Biogen’s obligations to the Company under the APA.

14. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands).

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License and other revenue	$68	$3	$—	$1,534
Total operating expenses	$30,347	$29,755	$31,055	$40,986
Loss from operations	$(30,279)	$(29,752)	$(31,055)	$(39,452)
Total other income (expense)	$385	$383	$428	$421
Net loss	$(29,917)	$(29,387)	$(30,640)	$(39,040)
Net loss per share, basic and diluted	$(0.71)	$(0.64)	$(0.65)	$(0.80)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract and grant revenue	$—	$59	$48	$47
Total operating expenses	$27,349	$30,535	$25,790	$27,212
Loss from operations	$(27,349)	$(30,476)	$(25,742)	$(27,165)
Total other income (expense)	$290	$318	$317	$369
Net loss	$(27,059)	$(30,158)	$(25,425)	$(26,935)
Net loss per share, basic and diluted	$(0.75)	$(0.84)	$(0.69)	$(0.65)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2	Third Amended and Restated Investors’ Rights Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.2*	Forms of Non-Qualified Stock Option Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.3*	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.4*	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.5*	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.6*	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.7*	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.8*	Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.9*	Managing Director Agreement, dated October 15, 2014, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

Exhibit Number	Description of Exhibit

10.10*	Letter Agreement, dated October 15, 2014, by and between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.11*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.12*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.13*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Justin Renz (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2015)

10.14*	Consulting Agreement, dated as of April 3, 2017, between the Registrant and Justin Renz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

10.15*	Separation Agreement, dated as of April 3, 2017, between the Registrant and Justin Renz (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

10.16*	Amendment to Managing Director Agreement, dated February 15, 2015, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.17*	Offer Letter, dated June 7, 2015, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 10, 2015)

10.18*	First Amendment to Letter Agreement, dated October 4, 2016, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 16, 2017)

10.19*	Amended and Restated Letter Agreement, dated as of September 18, 2015, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.20*	Amendment to Managing Director Agreement, dated October 16, 2015, between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.21*	Offer Letter, dated September 9, 2017, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 12, 2017)

10.22*	Nonstatutory Stock Option Agreement, dated September 9, 2017, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 12, 2017)

Exhibit Number	Description of Exhibit

10.23	Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.24	First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.25	Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.26†	Research Agreement, dated as of July 18, 2011, between the Registrant and the Multiple Myeloma Research Foundation, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.27	Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 8, 2015)

10.28	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 8, 2016)

10.29	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, as amended on November 7, 2016, by and between the Registrant and Cantor Fitzgerald & Co., dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 1, 2017)

10.30††	License Agreement, dated October 11, 2017, by and between the Registrant and Ono Pharmaceutical Co., Ltd.

12.1**	Statements Regarding Calculation of Consolidated Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Company)

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Michael G. Kauffman, M.D., Ph.D., Chief Executive Officer of the Registrant, and Michael F. Falvey, Executive Vice President, Chief Financial Officer and Treasurer of the Registrant

Exhibit Number	Description of Exhibit

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

†	Confidential treatment has been granted as to portions of the exhibit.
††	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: March 15, 2018	By:	/s/ Michael G. Kauffman
Michael G. Kauffman, M.D., Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Kauffman	Chief Executive Officer and Director	March 15, 2018
Michael G. Kauffman, M.D., Ph.D.	(Principal Executive Officer)

/s/ Michael F. Falvey	Executive Vice President, Chief	March 15, 2018
Michael F. Falvey	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	March 15, 2018
Garen G. Bohlin

/s/ Mikael Dolsten	Director	March 15, 2018
Mikael Dolsten, M.D., Ph.D.

/s/ J. Scott Garland	Director	March 15, 2018
J. Scott Garland

/s/ Barry E. Greene	Director	March 15, 2018
Barry E. Greene

/s/ Deepika R. Pakianathan	Director	March 15, 2018
Deepika R. Pakianathan, Ph.D.

/s/ Mansoor Raza Mirza	Director	March 15, 2018
Mansoor Raza Mirza, M.D.

/s/ Kenneth E. Weg	Director	March 15, 2018
Kenneth E. Weg