Form 10-Q
period 2018-03-31
Karyopharm Therapeutics Inc.
filed 2018-05-10
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 49,849,972 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$37,499	$68,997
Short-term investments	93,418	77,472
Prepaid expenses and other current assets	2,396	1,754
Restricted cash	—	200

Total current assets	133,313	148,423
Property and equipment, net	2,454	2,185
Long-term investments	10,314	29,396
Restricted cash	292	290

Total assets	$146,373	$180,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,949	$5,665
Accrued expenses	21,545	21,445
Deferred revenue	19,729	21,921
Deferred rent	178	303
Other current liabilities	333	133

Total current liabilities	46,734	49,467
Deferred revenue, net of current portion	2,192	—
Deferred rent, net of current portion	1,918	1,363

Total liabilities	50,844	50,830
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,670,328 and 49,533,150 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	629,610	625,017
Accumulated other comprehensive loss	(286)	(217)
Accumulated deficit	(533,800)	(495,341)

Total stockholders’ equity	95,529	129,464

Total liabilities and stockholders’ equity	$146,373	$180,294

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, March 31,
	2018	2017
License and other revenue	$10,000	$68
Operating expenses:
Research and development	41,321	24,083
General and administrative	7,621	6,264

Total operating expenses	48,942	30,347

Loss from operations	(38,942)	(30,279)
Other income (expense):
Interest income	509	400
Other expense	(14)	(15)

Total other income, net	495	385

Loss before income taxes	(38,447)	(29,894)
Provision for income taxes	(12)	(23)

Net loss	$(38,459)	$(29,917)

Net loss per share—basic and diluted	$(0.78)	$(0.71)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	49,602,809	41,894,796

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(38,459)	$(29,917)

Comprehensive income (loss)
Unrealized gain (loss) on investments	(108)	59
Foreign currency translation adjustments	39	11

Comprehensive loss	$(38,528)	$(29,847)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(38,459)	$(29,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	183
Net amortization of premiums and discounts on investments	160	267
Stock-based compensation expense	4,164	5,909
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(638)	(61)
Accounts payable	(773)	(522)
Accrued expenses and other liabilities	295	(498)
Deferred rent	430	(69)

Net cash used in operating activities	(34,652)	(24,708)
Investing activities
Purchases of property and equipment	(382)	—
Proceeds from maturities of investments	27,602	25,624
Purchases of investments	(24,736)	(25,075)

Net cash provided by investing activities	2,484	549
Financing activities
Proceeds from the exercise of stock options	429	57

Net cash provided by financing activities	429	57
Effect of exchange rate on cash	43	16

Net decrease in cash and cash equivalents	(31,696)	(24,086)
Cash, cash equivalents and restricted cash at beginning of period	69,487	50,142

Cash, cash equivalents and restricted cash at end of period	$37,791	$26,056

Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable	$56	$—

Deferred financing costs included in accounts payable	$—	$15

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2018 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014) and (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), as well as subsequent amendments, which were codified in ASC 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the quarter ended March 31, 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of the Company’s contracts with customers was required.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of its product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include non-refundable upfront fees, payments upon the excercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of product candidates if they are successfully approved and commercialized.

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. The Company evaluates all other promised goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as performance obligations.

The Company utilizes judgment to determine the transaction price. In connection therewith, the Company evaluates contingent milestones at contract inception to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development milestone payments which may not be subject to a material reversal and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

The Company then determines whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress, as applicable, each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded within deferred revenue. Contract liabilities within deferred revenue are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

For arrangements that include sales-based royalties, including sales-based milestone payments, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

As detailed above, the Company adopted ASC 606 on January 1, 2018. Under the modified retrospective transition method, the Company applied ASC 606 to all contracts within scope as of January 1, 2018. Under the practical expedient concerning contract modifications contained in the transitional provisions of ASC 606, the Company has not retrospectively restated its contracts for modifications prior to the earliest period presented, and instead has reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. Qualitatively, the effect of applying this practical expedient is not material to the periods presented in the consolidated financial statements. As more fully discussed in Note 3, Asset Purchase and License Agreements, only the Company’s arrangement with Ono Pharmaceutical Co., Ltd. was determined to have unsatisfied performance obligations as of the adoption date. However, the pattern of revenue recognition was not affected and, therefore, no transition adjustment was recorded to the opening balance of accumulated deficit on January 1, 2018. All other agreements subject to transition, which only included the Company’s arrangement with Anivive Lifesciences Inc., were unaffected by the adoption of ASC 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-05 effective January 1, 2018 and the adoption did not have a material impact on the Company’s statements of cash flows.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740). Topic 740 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted Topic 740 effective January 1, 2018 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-

period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 and reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The standard resulted in the reclassification of $292 and $479 into the balance of cash, cash equivalents and restricted cash on the statement of cash flows for the periods ended March 31, 2018 and 2017, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is in process of evaluating this guidance and determining the potential impact on its consolidated financial statements; however, it anticipates that the new standard will result in the Company recording additional right of use assets and corresponding liabilities on its consolidated balance sheet.

3. Asset Purchase and License Agreements

Biogen Asset Purchase Agreement

On January 24, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).

Under the terms of the APA and Letter Agreement, the Company sold Biogen exclusive worldwide rights to develop and commercialize the Company’s oral Selective Inhibitor of Nuclear Export (SINE) compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of the Company’s intellectual property to manufacture or have manufactured KPT-350 (the “Manufacturing License”), (ii) a technology transfer package, consisting of information and the Company’s know-how regarding the manufacture of KPT-350 (the “Manufacturing Technology Transfer”), (iii) a right, at Biogen’s request, to have the Company provide transition assistance regarding manufacturing and other matters (the “Transition Assistance”), (iv) existing inventory of KPT-350 (the “Inventory”), (v) an initial supply of KPT-350 (the “Initial Supply”), and (vi) a right, at Biogen’s request, to have the Company manufacture and supply the active pharmaceutical ingredient for an additional supply of KPT-350 (the “Additional Supply”). In consideration for these rights, the Company received an upfront payment of $10,000, and is eligible to receive additional payments of up to $142,000 based on the achievement by Biogen of future specified development milestones, and up to $65,000 based on the achievement by Biogen of future specified commercial milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. The Company identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. The Company also identified other immaterial promises under the contract that were not deemed performance obligations. The Company further determined other promises for Additional Supply and Transition Assistance represented customer options, which would create an obligation for the Company if exercised by Biogen. Since either no additional or immaterial consideration is owed to the Company by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, the Company determined both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement.

The Company then determined the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, the Company identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance.

The Company further determined that the up-front payment of $10,000 constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, the Company further determined the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all the $10,000 transaction price should be allocated to the Combined Performance Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Biogen Agreement, the transaction price included only the $10,000 up-front payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of March 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

During the quarter ended March 31, 2018, the Company recognized $10,000 of revenue, as it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods at a point in time during the quarter ended March 31, 2018.

Ono License Agreement

Effective October 11, 2017 (the “Effective Date”), the Company entered into a license agreement (the “License Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which the Company granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor (KPT-330), the Company’s lead, novel, oral SINE compound, as well as eltanexor (KPT-8602), the Company’s second-generation oral SINE compound, for the diagnosis, treatment and/or prevention of all human oncology indications (the “Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong, as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”) (the “Exclusive License”). Pursuant to the terms of the License Agreement, the Company received an upfront payment of ¥2.5 billion (US$21,916 on the date received), and could receive up to ¥10.15 billion (approximately US$90,500 at the exchange rate as of the Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (approximately US$80,200 at the exchange rate as of the Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, upon Ono’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Manufacturing Election”), the Company will grant to Ono non-exclusive rights to manufacture selinexor, eltanexor and products containing such compounds in or outside of the Ono Territory solely for development and commercialization in the Field in the Ono Territory.

As part of the License Agreement, Ono will also have the right to participate in global clinical studies of selinexor and eltanexor, and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory. Ono is responsible for seeking regulatory and marketing approvals for selinexor and eltanexor in the Ono Territory, as well as any development of the products specifically necessary to obtain such approvals. Ono is also responsible for the commercialization of products containing selinexor or eltanexor in the Field in the Ono Territory at its own cost and expense.

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

The License Agreement will continue in effect on a product-by-product, country-by-country basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the License Agreement may be terminated earlier by (i) either party for breach of the License Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Ono on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) the Company in the event Ono challenges or assists with a challenge to certain of the Company’s patent rights.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ono, is a customer. The Company identified the following material promises under the contract: (i) Exclusive Licenses for selinexor and eltanexor, (ii) Initial Data Transfer for selinexor and eltanexor, which consisted of regulatory data compiled by the Company for the licensed compounds and products as of the Effective Date, (iii) Initial Clinical Supply for selinexor, which consisted of units of clinical supply for Ono to conduct its Phase I Trial, and (iv) an obligation to stand-ready to provide Initial Clinical Supply for eltanexor. The Company also identified several immaterial promises under the contract relating to information exchanges, and participation on operating committees and other working groups. Separately, the Company also identified certain customer options that would create an obligation for the Company if exercised by Ono, including the (i) Additional Data Transfer for selinexor and eltanexor, which would consist of the transfer of additional regulatory data compiled by the Company for the licensed compounds and products after the Effective Date, (ii) Additional Clinical Supply and Related Substance Supply for selinexor and eltanexor, which would consist of supplying Ono with units and substance of selinexor and eltanexor incremental to the Initial Clinical Supply for selinexor and the obligation to stand-ready to provide Initial Clinical Supply for eltanexor, as noted above, (iii) Manufacturing Technology Transfer and License for selinexor and eltanexor under Ono’s Manufacturing Election, as detailed above, and (iv) Option for Backup Compound, which represents Ono’s option to select a replacement compound in the event it elects to discontinue to development of either of the licensed compounds. Collectively, these options are referred to herein as the “Transfer Option.” The Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the License Agreement. The Company also identified certain other customer options that would create a manufacturing obligation for the Company if exercised by Ono, including commercial supply. This option is referred to herein as the “Manufacturing Option.” The Manufacturing Option does not represent a material right, as it is not offered at a significant and incremental discount.

In further evaluating the promises detailed above, the Company determined that the (i) Exclusive License, Initial Data Transfer, and Initial Clinical Supply for selinexor and (ii) Exclusive License, Initial Data Transfer, and obligation to stand-ready to provide Initial Clinical Supply of eltanexor were not distinct from one another, and must be combined as two separate performance obligations (the “Combined License Obligation for selinexor” and “Combined License Obligation for eltanexor”). This is because, for both selinexor and eltanexor, Ono requires the Initial Data Transfer and clinical supply to derive benefit from the Exclusive Licenses since the Company did not grant manufacting licenses for selinexor and eltanexor at contract inception. The Company also determined that each of the Transfer Options represents a distinct performance obligation. Based on these determinations, the Company identified six distinct performance obligations at the inception of the License Agreement, including (i) the Combined License Obligation for selinexor, (ii) the Combined License Obligation for eltanexor, and the four components of the Transfer Options, including (iii) the material right for Additional Data Transfer, (iv) the material right for Additional Clinical Supply and Related Substance Supply, (iv) the material right for Manufacturing Technology Transfer and License, and (vi) the material right for the Option for a Backup Compound.

The Company further determined the up-front payment of ¥2.5 billion (US$21,916 on the date received) constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company determined that substantially all of the value in the arrangement is through the Combined License Obligation for selinexor and Combined License Obligation for eltanexor. In connection therewith, the Company estimated the standalone selling price for each of the material rights within the Transfer Options, and determined such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the ¥2.5 billion (US$21,916 on the date received) upfront transaction price amongst the Combined License Obligations as follows: $19,724 for selinexor and $2,192 for eltanexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Ono Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received) up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide Initial Clinical Supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing Initial Clinical Supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of March 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

To date, the Company recognized no revenue associated with this agreement. Revenue will be recognized for (i) the Combined License Obligation for selinexor once the Initial Clinical Supply is delivered, and (ii) the Combined License Obligation for eltanexor once the Company’s promise to stand-ready to provide Initial Clinical Supply of eltanexor in the future is fulfilled, which are the only undelivered items in the Combined License Obligation for selinexor and Combined License Obligation for eltanexor, respectively. As of March 31, 2018, the ¥2.5 billion (US$21,916 on the date received) upfront payment represents a contract liability, (i) US$19,724 of which was included in deferred revenue and is classified as a current liability in the condensed consolidated balance sheet and (ii) $2,192 of which was included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet. The Initial Clinical Supply of selinexor was fully delivered during the quarter ending June 30, 2018, and the transaction price allocated to the Combined License Obligation for selinexor, or US$19,724, will be recognized in that period.

Given the determination that the license rights conveyed to Ono lacked standalone value from the initial clinical supply of product required for Ono to obtain benefit from the rights granted and the fact that no initial clinical supply had been provided to Ono as of December 31, 2017, the Company concluded that no revenue should be recognized under ASC 605. Arrangement consideration at the inception of the arrangement included the ¥2.5 billion (US$21,916 on the date received) upfront payment. All other forms of consideration such as milestones and royalties, were considered contingent consideration, with no amount allocable to deliverables at the inception of the arrangement. The Company concluded the contingent consideration would be recognized when the underlying contingencies have been resolved, assuming all other revenue recognition criteria are met. As the accounting treatment for this agreement did not materially differ under ASC 605 and ASC 606, and no revenue was recognized under the Company’s previous accounting policy through December 31, 2017, no transition adjustment was recorded to the opening balance of accumulated deficit as of January 1, 2018. Accordingly, the upfront payment of¥2.5 billion (US$21,916 on the date received), which again represents a contract liability, was also included in deferred revenue as of December 31, 2017.

MMRF Research Agreement

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation (“MMRF”). Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor. The terms of this research agreement do not apply to eltanexor. In connection with the transactions contemplated under the Agreement, the Company paid to MMRF approximately ¥225 million (US$1,972) of the upfront cash payment from Ono in the year ended December 31, 2017, and it will be obligated to pay a percentage of any milestone payments from Ono and a mid-single-digit percentage of any royalty payments from Ono. Such payments are recorded within research and development expense in the Company’s condensed consolidated statement of operations. The maximum aggregate amount the Company may be obligated to pay to MMRF under the research agreement is $6,000.

Anivive License Agreement

On April 28, 2017, the Company entered into a license agreement with Anivive Lifesciences, Inc. (“Anivive”), a biopharmaceutical company engaged in the research, development and commercialization of animal health medicines, pursuant to which the Company has granted Anivive an exclusive, worldwide license to develop and commercialize verdinexor (KPT-335) for the treatment of cancer in companion animals (the “Anivive Agreement”) (the “Exclusive License”). Pursuant to the terms of the Anivive Agreement, the Company received an upfront payment of $1,000 and a payment of $250 upon the completion of the technology transfer, which occurred during the year ended December 31, 2017. In addition, the Company is eligible to receive potential clinical, regulatory and commercial development milestone payments totaling up to $43,250, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The potential future milestone payments are composed of $5,750 based on achievement of clinical and regulatory milestone events and $37,500 based on achievement of sales milestone events.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Anivive, is a customer. The Company identified the following material promises under the contract, the Exclusive License and the Technology Transfer, which consisted of regulatory data compiled by the Company for the licensed compound and product as of the Effective Date. The Company also identified the following immaterial promises under the contract that were not deemed performance obligations, including participating on a product advisory committee and sharing regulatory matter information. The Company further determined other promises for (i) transfer of additional technology in the future, if developed by the Company, and (ii) facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers represented customer options, which would create an obligation for the Company if exercised by Anivive. Since either no additional or immaterial consideration is owed to the Company by Anivive upon exercise of the customer options noted, the Company determined both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement.

In further evaluating the promises detailed above, the Company determined that the Exclusive License and Technology Transfer were not distinct from one another and must be combined as a performance obligation (the “Combined License Obligation”). This is because Anivive requires the Technology Transfer to derive benefit from the Exclusive License. Based on these determinations, the Company identified three distinct performance obligations at the inception of the contract: (i) the Combined License Obligation, (ii) the material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers.

The Company further determined that the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the Technology Transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers, and determined the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, the Company further determined the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined substantially all the $1,250 transaction price should be allocated to the Combined License Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the Technology Transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of March 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

To date, the Company recognized $1,250 of revenue associated with the Anivive Agreement. Revenue for the upfront payment and technology transfer milestone was recognized upon completion of the Technology Transfer in October 2017, as all promises under the Combined License Obligation had been fulfilled.

The Company reached similar conclusions when evaluating this agreement under its previous accounting policy, which was based on legacy guidance within ASC 605. When evaluating this agreement under ASC 605, the Company concluded that the licenses to verdinexor and technology transfer concerning the licensed product are essential to Anivive’s intended use of the license to develop and commercialize the Licensed Compounds and represented a single unit of accounting. Other potential contractual obligations were evaluated and determined not to be deliverables at inception of the arrangement or were evaluated and determined to be immaterial to the arrangement and, therefore, not evaluated further in the Company’s analysis. Arrangement consideration at the inception of the arrangement included the $1,250 in upfront payments, which includes the milestone fee upon completion of the Technology Transfer. All other forms of consideration, such as milestones and royalties, were considered contingent consideration, with no amount allocable to deliverables at the inception of the arrangement. The Company concluded the contingent consideration would be recognized when the underlying contingencies have been resolved, assuming all other revenue recognition criteria are met. Given the single unit of accounting and that the Technology Transfer would be the last item to be delivered within the unit of accounting, the Company concluded that revenue would be recognized upon the completion of delivery of the technology transfer assuming all other general revenue recognition criteria would be met as of that date. As the accounting treatment for this agreement did not materially differ under ASC 605 and ASC 606, and the upfront payment and technology transfer fee, totaling $1,250, was recognized as revenue during the year ended December 31, 2017 in accordance with the Company’s previous accounting policy, and would have also been recognized during the year ended December 31, 2017 in accordance with the Company’s accounting policy under ASC 606, no transition adjustment was recorded to the opening balance of accumulated deficit as of January 1, 2018.

4. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2018 and December 31, 2017.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at March 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$15,551	$15,551	$—	$—
Investments:
Current:
Corporate debt securities	79,857	—	79,857	—
Commercial paper	6,074	—	6,074	—
U.S. government and agency securities	4,987	—	4,987	—
Certificates of deposit	2,500	—	2,500	—
Non-current:
Corporate debt securities (one to two year maturity)	7,836	—	7,836	—
U.S. government and agency securities	2,478	—	2,478	—

	$119,283	$15,551	$103,732	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$41,805	$41,805	$—	$—
Investments:
Current:
Corporate debt securities	66,253	—	66,253	—
Commercial paper	6,720	—	6,720	—
Certificates of deposit	2,500	—	2,500	—
U.S. government and agency securities	1,999	—	1,999	—
Non-current:
Corporate debt securities (one to two year maturity)	26,916	—	26,916	—
U.S. government securities and agency securities	2,480	—	2,480	—

	$148,673	$41,805	$106,868	$—

5. Investments

The following table summarizes the Company’s investments as of March 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$80,124	$2	$(269)	$79,857
Commercial paper	6,074	—	—	6,074
U.S. government and agency securities	4,989	—	(2)	4,987
Certificates of deposit	2,500	—	—	2,500
Non-current:
Corporate debt securities (one to two year maturity)	7,907	—	(71)	7,836
U.S. government and agency securities	2,500	—	(22)	2,478

	$104,094	$2	$(364)	$103,732

The following table summarizes the Company’s investments as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$66,384	$—	$(131)	$66,253
Commercial paper	6,719	1	—	6,720
Certificates of deposit	2,500	—	—	2,500
U.S. government and agency securities	2,000	—	(1)	1,999
Non-current:
Corporate debt securities (one to two year maturity)	27,018	2	(104)	26,916
U.S. government and agency securities	2,500	—	(20)	2,480

	$107,121	$3	$(256)	$106,868

At March 31, 2018 and December 31, 2017, the Company held 49 and 54 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2018 and December 31, 2017 was $91,549 and $96,623, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of March 31, 2018 or December 31, 2017.

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

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life Years	March 31, 2018	December 31, 2017
Laboratory equipment	4	$593	$593
Furniture and fixtures	5	381	381
Office and computer equipment	3	378	378
Construction in process	N/A	438	—
Leasehold improvements	Lesser of useful life or lease term	3,391	3,391

		5,181	4,743
Less accumulated depreciation and amortization		(2,727)	(2,558)

		$2,454	$2,185

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Research and development costs	$16,978	$16,198
Payroll and employee-related costs	2,518	3,982
Professional fees	1,764	972
Other	285	293

	$21,545	$21,445

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Outstanding stock options	8,702,552	6,867,142
Unvested restricted stock units	228,100	462,250

9. Stock-based Compensation

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,019,083	$13.77	7.4	$11,897
Granted	2,184,200	11.04
Exercised	(132,178)	3.26
Canceled	(368,553)	14.65

Outstanding at March 31, 2018	8,702,552	$13.21	7.8	$31,741

Exercisable at March 31, 2018	4,038,071	$15.51	6.1	$17,903

Total stock-based compensation expense related to stock options for the three months ended March 31, 2018 and 2017 was $3,918 and $4,939, respectively.

As of March 31, 2018, there was $33,656 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 3.06 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

During the year ended December 31, 2017, the Company granted RSUs with service conditions that vest provided that the employee remains employed with the Company (“Time-Based RSUs”). The following is a summary of Time-Based RSU activity under the 2013 Stock Incentive Plan for the three months ended March 31, 2018:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	30,000	$10.52
Granted	—	—
Forfeited	—	—
Vested	(5,000)	10.27

Unvested at March 31, 2018	25,000	$10.57

The total stock-based compensation expense related to Time-Based RSUs for the three months ended March 31, 2018 and 2017 was $39 and $917, respectively. As of March 31, 2018, there was $213 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 1.4 years.

Separately, and during the year ended December 31, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). The grant date fair value of the outstanding Performance-Based RSUs is $2,400 as of March 31, 2018, and will be recognized on an accelerated attribution basis when the Performance-Based RSUs are deemed probable of achievement to the date the awards vest. During the three months ended March 31, 2018, the Company recognized $137 of stock-based compensation expense related to the Performance-Based RSUs, as the performance goal related to certain Performance-Based RSUs was deemed probable of achievement as of March 31, 2018 and was achieved on April 28, 2018. However, as of March 31, 2018, the 203,100 outstanding awards were still unvested.

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

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $70 and $53, respectively. As of March 31, 2018, 433,511 shares of the Company’s common stock remained available for issuance under the ESPP. As of March 31, 2018, there was $23 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

10. Commitments and Contingencies

In March 2014, the Company entered into an operating lease for approximately 29,933 square feet of office and research space in Newton, Massachusetts. The Company uses the leased premises as its corporate headquarters and for research and development purposes, as well as its commercial and administrative requirements. The lease was amended on December 31, 2014 by extending the term of the lease from November 30, 2021 to September 30, 2022. This amendment also provided for the expansion of the premises leased by the Company by approximately 16,234 square feet. The lease was amended again on February 28, 2018 by extending the term of the lease from September 30, 2022 to September 30, 2025. The amendment also provided for the expansion of the premises leased by the Company by approximately 15,976 square feet. The amendment from February 2018 also provided the Company with the right of first offer to lease between 20,000 and approximately 36,000 square feet of additional space.

The Company evaluated the lease amendments and determined that the classification as an operating lease had not changed, and that the amendments did not constitute a new lease. As such, the unamortized balances of the existing deferred rent and tenant improvement allowances, along with the additions to deferred rent and tenant improvement allowances associated with the February 28, 2018 amendment, will be amortized over the term of that lease amendment. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, accordingly. The lease provided the Company with an allowance for improvements of $1,616 which was incurred in the first quarter of 2015. The amended lease provided the Company with an allowance for improvements of up to $731, of which $438 was incurred in the first quarter of 2018. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company evaluated the lease amendments and determined they did not constitute a new lease and the accounting treatment noted was appropriate. The Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $400, which amount was reduced to $200 in January 2018. The amount is classified as non-current restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company was obligated to make aggregate rent payments of €374 (approximately US$461) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $373 and $301 for the three months ended March 31, 2018 and 2017, respectively.

11. Equity

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (as amended from time to time, the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company issued and sold through Cantor, shares of the Company’s common stock (the “Shares”) with an aggregate offering price of $50,000. On November 7, 2016, the Company entered into an amendment to the Sales Agreement pursuant to which the Company issued and sold Shares with an additional aggregate offering price of $50,000. On December 1, 2017, the Company entered into a second amendment to the Sales Agreement that provides that it may issue and sell Shares having an additional aggregate offering price of up to $75,000.

Under the Sales Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Sales Agreement, Cantor may sell the Shares by any other method permitted by law.

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

As of May 1, 2018, the Company had sold an aggregate of 9,172,159 Shares under the Sales Agreement, for net proceeds of approximately $89,053. The Company sold no Shares under the Sales Agreement during the three months ended March 31, 2018.

12. Subsequent Event

On May 7, 2018, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-222726) pursuant to which the Company issued an aggregate of 10,525,424 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.75 per share. The Company received aggregate net proceeds of approximately $145,635 from the offering after deducting the underwriting discounts and commissions and other estimated offering expenses.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), as filed with the Securities and Exchange Commission (SEC), on March 15, 2018, and other filings with the SEC.

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,400 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

We recently reported top-line data from the expanded cohort for the STORM study on April 30, 2018 and expect to provide top-line data from the SADAL study by the end of 2018, top-line data from the BOSTON study in 2019 and top-line data from the Phase 3 portion of the SEAL study by the end of 2019. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States. To date, we have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of March 31, 2018, we had an accumulated deficit of $533.8 million. We had net losses of $38.5 million and $29.9 million for the three months ended March 31, 2018 and 2017, respectively. We have not generated any revenue to date from the sales of any drugs.

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

There were no changes to the critical accounting policies we identified in the 2017 Form 10-K, other than the adoption of ASU No. 2014-09, as described further in Note 1 to the Condensed Consolidated Financial Statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2017 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
License and other revenue	$10,000	$68	$9,932	14,605.9%
Operating expenses:
Research and development	41,321	24,083	17,238	71.6%
General and administrative	7,621	6,264	1,357	21.7%

Loss from operations	(38,942)	(30,279)	(8,663)	28.6%
Other income, net	495	385	110	28.6%

Loss before income taxes	(38,447)	(29,894)	(8,553)	28.6%
Provision for income taxes	(12)	(23)	11	(47.8)%

Net loss	$(38,459)	$(29,917)	$(8,542)	28.6%

License and Other Revenue. We recognized revenue pursuant to an Asset Purchase Agreement, or APA, with Biogen MA Inc., or Biogen, in 2018 and pursuant to a government grant in 2017. Revenue for the three months ended March 31, 2018 was $10.0 million compared to $0.1 million for the three months ended March 31, 2017. The increase in revenue during the three months ended March 31, 2018 was primarily the result of entering into the APA with Biogen in January 2018 and the satisfaction of the related revenue recognition criterion, which resulted in revenue of $10.0 million.

Research and Development Expense. Research and development expense increased approximately $17.2 million to $41.3 million for the three months ended March 31, 2018 from approximately $24.1 million for the three months ended March 31, 2017. The increase is primarily related to:

•	an increase of $10.3 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $2.2 million in consulting and professional expense;

•	an increase of $1.8 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $1.6 million related to our obligation to pay a portion of upfront fees received from the APA with Biogen to a third party;

•	an increase of $0.9 million in costs related to our focus on a New Drug Application (NDA), and discovery and travel costs; and

•	an increase of $0.4 million in other costs.

We expect our research and development expenses to continue to increase for the full year 2018 compared with the prior year as we continue spending on our development programs and clinical trials, including the continued clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor. We plan to submit a New Drug Application , or NDA, to the Food and Drug Administration, or FDA, during the second half of 2018, with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma as a result of our positive outcome from the expanded cohort of the STORM study. We also plan to submit a Marketing Authorization Application to the European Medicines Agency in early 2019 with a request for conditional approval.

General and Administrative Expense. General and administrative expense increased approximately $1.4 million to $7.6 million for the three months ended March 31, 2018 from approximately $6.3 million for the three months ended March 31, 2017. The increase is primarily related to:

•	an increase in consulting and professional costs of $0.9 million;

•	an increase of $0.2 million in occupancy costs; and

•	an increase of $0.3 million in other costs.

We expect general and administrative expenses to increase in the future in support of our expanding operating and commercial activities.

Other Income, net. Other income, net, increased approximately $0.1 million to $0.5 million for the three months ended March 31, 2018 from approximately $0.4 million for the three months ended March 31, 2017. The increase is primarily due to increased investment returns resulting from a general increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock, proceeds from public offerings of our common stock and cash generated from our business development activities.

As of March 31, 2018, we had $141.2 million in cash, cash equivalents and short- and long-term investments compared to $175.9 million in cash, cash equivalents and short- and long-term investments as of December 31, 2017.

In December 2015, we entered into a sales agreement (as amended from time to time, the Sales Agreement), relating to an “at-the-market” offering, pursuant to which we issued and sold shares of our common stock with an aggregate offering price of $50.0 million. On November 7, 2016, we entered into an amendment to the Sales Agreement pursuant to which we issued and sold shares of our common stock with an additional aggregate offering price of $50.0 million. On December 1, 2017, we entered into a second amendment to the Sales Agreement pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $75.0 million on or after December 1, 2017. As of March 31, 2018, we had sold an aggregate of 9,172,159 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $89.1 million. There have been no sales pursuant to this “at-the-market” offering during 2018.

On May 7, 2018, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-222726) pursuant to which we issued an aggregate of 10,525,424 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $145.6 million from the offering after deducting the underwriting discounts and commissions and other estimated offering expenses.

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

We expect that our cash, cash equivalents and short- and long-term investments as of March 31, 2018, totaling $141.2 million, in addition to the $145.6 million of net proceeds we raised in the public common stock offering in May 2018, will be sufficient to fund our current operating plans and capital expenditure requirements into the third quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements we may seek to enter into as part of our strategy to commercialize selinexor outside the United States.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(34,652)	$(24,708)
Net cash provided by investing activities	2,484	549
Net cash provided by financing activities	429	57
Effect of exchange rate changes	43	16

Net increase (decrease) in cash and cash equivalents	$(31,696)	$(24,086)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven primarily by an increase in our net loss due to an increase in our operating expenses, as adjusted for stock-based compensation and offset by an increase of approximately $9.9 million in revenue, which was primarily attributable to the upfront payment of $10.0 million received from the Biogen.

Investing activities. The net cash provided by investing activities during the three months ended March 31, 2018 reflects an increase of $2.0 million primarily related to the increase in proceeds from maturities of investments and a decrease of $0.3 million in purchases of investments offset by an increase of $0.4 million in purchases of property and equipment compared to the three months ended March 31, 2017.

Financing activities. The net cash provided by financing activities for the three months ended March 31, 2018 reflects an increase of $0.4 million related to an increase in proceeds from the exercise of stock options compared to the three months ended March 31, 2017.

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

We expect that our cash, cash equivalents and short- and long-term investments as of March 31, 2018, totaling $141.2 million, in addition to the $145.6 million of net proceeds we raised in the public common stock offering in May 2018, will be sufficient to fund our current operating and capital expenditure plans into the third quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements we may seek to enter into as part of our strategy to commercialize selinexor outside the United States. However, our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $141.5 million as of March 31, 2018. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot commercialize drug candidates in the United States without first obtaining regulatory approval for the drug from the U.S. Food and Drug Administration, or FDA; similarly, we cannot commercialize drug candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if selinexor or another drug candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for selinexor in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of selinexor or any other drug candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for selinexor, we will still need to develop a commercial organization, or collaborate with third parties, for the commercialization of selinexor, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize selinexor, we may not be able to generate sufficient revenues to continue our business.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, we recently released top-line results from the expansion of our Selinexor Treatment of Refractory Myeloma (STORM) study. While we believe the results we have observed to date are positive, there can be no assurance that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after providing a positive opinion on, or otherwise reviewing and providing comments or advice on, a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Furthermore, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

To date, we have had several discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies currently underway. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Since inception, we have incurred significant operating losses. Our net loss was $38.5 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $533.8 million. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

The nature and length of our operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans into the third quarter of 2019 while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

Identifying potential drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for at least one, or possibly many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We intend to maintain our existing collaborations and will continue to seek additional third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, we have entered into a collaboration with Ono Pharmaceutical Co., Ltd., and plan to continue to seek to enter into additional collaborations, for marketing and commercialization of selinexor for other geographies outside the United States. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of our other SINE compounds for indications outside of oncology. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The European Medicines Agency, or EMA, also requires us to comply with comparable standards. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our drug candidates for clinical trials and ultimately for commercial supply of any of these drug candidates for which we or any of our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible failure of the third party to manufacture our drug candidate according to our schedule, or at all, including if the third-party manufacturer gives greater priority to the supply of other drugs over our drug candidates, or otherwise does not satisfactorily perform according to the terms of the manufacturing agreement;

•	the possible misappropriation or disclosure by the third party or others of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 44 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, two patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

As of May 1, 2018, four of our trademarks are registered in the United States. We also have eleven pending intent-to-use applications in the United States, some of which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for five trademarks (potential drug names for selinexor), pending applications for those same five marks and a pending application for a sixth. Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of a New Drug Application, or NDA, from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. We intend to use the data from our expanded STORM study to support a request that the FDA consider granting accelerated approval for selinexor in penta-refractory multiple myeloma. The FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any experimental or approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the submission of an NDA by us, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

Similarly, assuming positive results from our SADAL study and remaining unmet medical need, we intend to use the data from the study to support a request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory diffuse large B-cell lymphoma, or DLBCL. While the FDA agreed that the current trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL if data from our SADAL study support such an application, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we may submit to the EMA to support conditional approval of selinexor to treat penta-refractory multiple myeloma, relapsed/refractory diffuse large B-cell lymphoma, or any other cancer indication. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In April 2018, the FDA granted fast track designation to selinexor for the treatment of patients with multiple myeloma who have received at least three prior lines of therapy that include regimens comprised of an alkylating agent, a glucocorticoid, Velcade® (bortezomib), Kyprolis® (carfilzomib), Revlimid® (lenalidomide), Pomalyst® (pomalidomide) and Darzalex® (daratumumab). In addition, a patient’s disease must be refractory to at least one proteasome inhibitor (Velcade or Kyprolis), one immunomodulatory agent (Revlimid or Pomalyst), glucocorticoids and to Darzalex, as well as to the most recent therapy. However, even with this fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that selinexor will be approved by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for selinexor in acute myeloid leukemia, DLBCL and multiple myeloma, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

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

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

As of March 31, 2018, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $4.83. On May 4, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.48 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 49,670,328 shares outstanding as of March 31, 2018. Of such shares, at least 10.3 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of at least 10.5 million shares of our common stock as of March 31, 2018 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

The Tax Cuts and Jobs Act of 2017 enacted in December 2017, or the Tax Act, significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 34% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law.

Item 6.	Exhibits.

Exhibit		Form	Incorporated by Reference			Provided
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1†	Asset Purchase Agreement, dated January 24, 2018, by and between Biogen MA Inc. and the Registrant.					X

10.2	Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC.					X

10.3††	Form of Nonstatutory Stock Option Agreement for Inducement Grants.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

†	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.
††	Indicates a compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 10, 2018	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 10, 2018	By:	/s/ MICHAEL F. FALVEY
Michael F. Falvey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)