Form 10-Q
period 2018-06-30
Karyopharm Therapeutics Inc.
filed 2018-08-07
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 60,563,449 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$118,966	$68,997
Short-term investments	122,155	77,472
Prepaid expenses and other current assets	3,438	1,754
Restricted cash	—	200

Total current assets	244,559	148,423
Property and equipment, net	2,611	2,185
Long-term investments	8,781	29,396
Restricted cash	638	290

Total assets	$256,589	$180,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,794	$5,665
Accrued expenses	22,969	21,445
Deferred revenue	9,363	21,921
Deferred rent	189	303
Other current liabilities	229	133

Total current liabilities	36,544	49,467
Deferred revenue, net of current portion	4,532	—
Deferred rent, net of current portion	2,041	1,363

Total liabilities	43,117	50,830
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 60,501,260 and 49,533,150 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	781,180	625,017
Accumulated other comprehensive loss	(260)	(217)
Accumulated deficit	(567,454)	(495,341)

Total stockholders’ equity	213,472	129,464

Total liabilities and stockholders’ equity	$256,589	$180,294

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License and other revenue	$19,891	$3	$29,891	$71
Operating expenses:
Research and development	44,734	23,120	86,055	47,203
General and administrative	9,489	6,635	17,110	12,899

Total operating expenses	54,223	29,755	103,165	60,102

Loss from operations	(34,332)	(29,752)	(73,274)	(60,031)
Other income (expense):
Interest income	653	412	1,162	812
Other income (expense)	7	(29)	(7)	(44)

Total other income, net	660	383	1,155	768

Loss before income taxes	(33,672)	(29,369)	(72,119)	(59,263)
Income tax benefit (provision)	17	(18)	5	(41)

Net loss	$(33,655)	$(29,387)	$(72,114)	$(59,304)

Net loss per share—basic and diluted	$(0.60)	$(0.64)	$(1.36)	$(1.35)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	56,089,159	45,831,239	52,862,194	43,873,892

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(33,655)	$(29,387)	$(72,114)	$(59,304)

Comprehensive income (loss)
Unrealized gain (loss) on investments	104	(34)	(5)	25
Foreign currency translation adjustments	(78)	73	(38)	84

Comprehensive loss	$(33,629)	$(29,348)	$(72,157)	$(59,195)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(72,114)	$(59,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353	363
Net amortization of premiums and discounts on investments	270	592
Stock-based compensation expense	8,604	11,038
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,685)	19
Accounts payable	(1,870)	(1,507)
Accrued expenses and other liabilities	1,624	1,484
Deferred revenue	(8,026)	1,025
Deferred rent	564	(139)

Net cash used in operating activities	(72,280)	(46,429)
Investing activities
Purchases of property and equipment	(779)	—
Proceeds from maturities of investments	50,602	60,979
Purchases of investments	(74,943)	(61,564)

Net cash used in investing activities	(25,120)	(585)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	145,720	52,323
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	1,841	303

Net cash provided by financing activities	147,561	52,626
Effect of exchange rate on cash, cash equivalents and restricted cash	(44)	111

Net increase in cash, cash equivalents and restricted cash	50,117	5,723
Cash, cash equivalents and restricted cash at beginning of period	69,487	50,142

Cash, cash equivalents and restricted cash at end of period	$119,604	$55,865

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$118,966	$55,381
Short-term restricted cash	—	200
Long-term restricted cash	638	284

Total cash, cash equivalents and restricted cash	$119,604	$55,865

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

At June 30, 2018, the Company had $249,902 in cash, cash equivalents and short- and long-term investments. The Company has had recurring losses and incurred a loss of $72,114 for the six months ended June 30, 2018. Net cash used in operations for the six months ended June 30, 2018 was $72,280. The Company expects that cash, cash equivalents and short- and long-term investments at June 30, 2018 will be sufficient to fund its current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while it establishes the commercial infrastructure for a potential launch of selinexor in the United States.

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2018 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015), and (v) Karyopharm Israel Ltd. (a wholly-owned Israeli subsidiary of the Company formed in June 2018). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), as well as subsequent amendments, which were codified in ASC 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and six month periods ended June 30, 2018 reflect the application of ASC 606 while the reported results for the three and six month periods ended June 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of the Company’s contracts with customers was required.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of its product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include non-refundable upfront fees, payments upon the exercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of product candidates if they are successfully approved and commercialized.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. The Company evaluates all other promised goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as performance obligations.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

In August 2016, the Financial Accounting Standards Boards (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-05 effective January 1, 2018 and the adoption did not have a material impact on the Company’s statements of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 and reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The standard resulted in the reclassification of $490 and $479 into cash, cash equivalents and restricted cash within the beginning of period balance on the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, respectively. This adoption also resulted in an immaterial adjustment to the effect of exchange rate on cash, cash equivalents and restricted cash during the six-month period ended June 30, 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Topic 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and led to significant changes to U.S. tax law. Also on December 22, 2017, the SEC staff issued SAB 118, allowing companies to record the effects of the TCJA on a provisional basis during a measurement period not to extend beyond one year of the enactment date. SAB 118 was codified into ASC 740 by ASU 2018-05. The Company recorded a reduction to its deferred tax asset for $42,763 and a corresponding reduction to its valuation allowance related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. During the six months ended June 30, 2018, there was no further information or change in estimates related to the provisional amount recognized during the year ended December 31, 2017. However, updated guidance, interpretations or assumptions could lead the Company to make further adjustments in the future. The Company expects its accounting for the tax effects of the TCJA to be completed in 2018.

3. License and Asset Purchase Agreements

Antengene License Agreement

Effective May 23, 2018 (the “Antengene Effective Date”), the Company entered into a License Agreement (“Antengene License Agreement”) with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong (“Antengene”) and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which the Company granted Antengene exclusive rights to develop and commercialize, at its own cost, (i) selinexor, the Company’s lead, novel, oral Selective Inhibitor of Nuclear Export (“SINE”) compound, (ii) eltanexor, the Company’s second-generation oral SINE compound, and (iii) KPT-9274, the Company’s first-in-class orally bioavailable small molecule that is a non-competitive dual modulator of PAK4 and NAMPT, each for the diagnosis, treatment and/or prevention of all human oncology indications (the “Oncology Field”), as well as (iv) verdinexor, the Company’s lead compound in development for the treatment of viral indications for the diagnosis, treatment and/or prevention of certain human non-oncology indications (the “Non-Oncology Field”) (the “Antengene Licensed Compounds”). The Company licensed the development and commercial rights to Antengene for selinexor and eltanexor in the Oncology Field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the Oncology Field and verdinexor in the Non-Oncology Field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam (the “Antengene Territory”).

Pursuant to the terms of the Antengene License Agreement, the Company received an upfront payment of $11,703, and could receive up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty based on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, upon Antengene’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Antengene Manufacturing Election”), the Company will grant to Antengene non-exclusive rights to manufacture the Antengene Licensed Compounds and products containing such compounds in or outside of the Antengene Territory solely for development and commercialization in the fields in the Antengene Territory.

As part of the Antengene License Agreement, Antengene will also have the right to participate in global clinical studies of the Antengene Licensed Compounds and will bear the cost and expense for patients enrolled in clinical studies in the Antengene Territory. Antengene is responsible for seeking regulatory and marketing approvals for the Antengene Licensed Compounds in the Antengene Territory, as well as any development of the products specifically necessary to obtain such approvals. Antengene is also responsible for the commercialization of the Antengene Licensed Compounds in the Oncology Field and Non-Oncology Field, as applicable, in the Antengene Territory at its own cost and expense.

Until such time as Antengene elects to manufacture its own drug substance, the Company will furnish clinical supplies of drug substance to Antengene for use in Antengene’s development efforts pursuant to a clinical supply agreement to be entered into by the Company and Antengene, and Antengene may elect to have the Company provide commercial supplies of drug product to Antengene pursuant to a commercial supply agreement to be entered into by the Company and Antengene, in each case the costs of which will be borne by Antengene.

The Antengene License Agreement will continue in effect on a product-by-product, country-by-country basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the Antengene License Agreement may be terminated earlier by (i) either party for breach of the Antengene License Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Antengene on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) the Company in the event Antengene challenges or assists with a challenge to certain of the Company’s patent rights.

The Company assessed the Antengene arrangement in accordance with ASC 606 and concluded that the contract counterparty, Antengene, is a customer. The Company identified the following material promises under the contract: (i) exclusive licenses for each Antengene Licensed Compound, (ii) initial data transfers for each Antengene Licensed Compound, which consisted of regulatory data compiled by the Company for the Antengene Licensed Compounds as of the Antengene Effective Date, and (iii) obligations to stand-ready to provide an initial clinical supply for each Antengene Licensed Compound. The Company also identified several immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups. Separately, the Company also identified certain customer options that would create an obligation for the Company if exercised by Antengene, including (i) additional data transfers for each Antengene Licensed Compound, which would consist of the transfer of additional regulatory data compiled by the Company for each Antengene Licensed Compound after the Antengene Effective Date, (ii) obligations to provide additional clinical supply and related substance supply for each Antengene Licensed Compound upon request by Antengene, (iii) manufacturing technology transfers and licenses for each Antengene Licensed Compound under the Antengene Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds (the “Antengene Transfer Options”). The Antengene Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Antengene License Agreement. Finally, the Company also identified certain other customer options that would create a manufacturing obligation for the Company if exercised by Antengene, including for commercial supply. These options do not represent a material right, as they are not offered at a significant and incremental discount.

In further evaluating the promises detailed above, the Company determined that the exclusive licenses, initial data transfers, and stand-ready obligation to provide initial clinical supply for each Antengene Licensed Compound were not distinct from one another, and must be combined as four separate performance obligations (the “Antengene Combined License Obligation for selinexor”, “Antengene Combined License Obligation for eltanexor”, “Antengene Combined License Obligation for KPT-9274” and “Antengene Combined License Obligation for verdinexor”). This is because, for each Antengene Licensed Compound, Antengene requires the initial data transfer and initial clinical supply to derive benefit from the exclusive licenses, since the Company did not grant manufacturing licenses to any of the Antengene Licensed Compounds at contract inception. The Company also determined that each of the Antengene Transfer Options represents a distinct performance obligation. Based on these determinations, the Company identified eight performance obligations at the inception of the Antengene License Agreement, including (i) the Combined License Obligation for selinexor, (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for KPT-9274, (iv) the Antengene Combined License Obligation for verdinexor, and the four components of the Antengene Transfer Options, including (v) the material right for additional data transfer, (vi) the material right for additional clinical supply and related substance supply, (vii) the material right for manufacturing technology transfer and license, and (viii) the material right for the option for a backup compound.

The Company further determined that the up-front payment of $11,703 constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the four Antengene Combined License Obligations for selinexor, eltanexor, KPT-9274 and verdinexor. In connection therewith, the Company also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the $11,703 transaction price amongst the Antengene Combined License Obligations as follows: $9,363 for selinexor, $1,053 for eltanexor, $1,053 for KPT-9274, and $234 for verdinexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11,703 up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, the Company would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through June 30, 2018, because the amounts were fully constrained as of June 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

Through June 30, 2018, the Company has recognized no revenue under the Antengene License Agreement. Revenue will be recognized for (i) the Antengene Combined License Obligation for selinexor once the initial clinical supply of selinexor is delivered, which is currently expected to occur before December 31, 2018. Revenue will be recognized for (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for KPT-9274, and (iv) the Antengene Combined License Obligation for verdinexor once the Company’s completes both initial data transfer and the promise to stand-ready to provide initial clinical supply of the Antengene Licensed Compound in the future is fulfilled. The Company currently expects such promises will be fulfilled more than 12 months from the balance sheet date of June 30, 2018. Accordingly, and as of June 30, 2018, the entire $11,703 upfront payment represents a contract liability, (i) $9,363 of which was included in deferred revenue and is classified as a current liability in the condensed consolidated balance sheet and (ii) $2,340 of which was included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

Biogen Asset Purchase Agreement

On January 24, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).

Under the terms of the APA and Letter Agreement, the Company sold to Biogen exclusive worldwide rights to develop and commercialize the Company’s oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of the Company’s intellectual property to manufacture or have manufactured KPT-350 (the “Manufacturing License”), (ii) a technology transfer package, consisting of information and the Company’s know-how regarding the manufacture of KPT-350 (the “Manufacturing Technology Transfer”), (iii) a right, at Biogen’s request, to have the Company provide transition assistance regarding manufacturing and other matters (the “Transition Assistance”), (iv) existing inventory of KPT-350 (the “Inventory”), (v) an initial supply of KPT-350 (the “Initial Supply”), and (vi) a right, at Biogen’s request, to have the Company manufacture and supply the active pharmaceutical ingredient for an additional supply of KPT-350 (the “Additional Supply”). In consideration for these rights, the Company received an upfront payment of $10,000, and is eligible to receive additional payments of up to $142,000 based on the achievement by Biogen of future specified development milestones, and up to $65,000 based on the achievement by Biogen of future specified commercial milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. The Company identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. The Company also identified other immaterial promises under the contract that were not deemed performance obligations. The Company further determined other promises for Additional Supply and Transition Assistance represented customer options, which would create an obligation for the Company if exercised by Biogen. Since either no additional or immaterial consideration is owed to the Company by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, the Company determined both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement. The Company then determined that the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, the Company identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance.

The Company further determined that the up-front payment of $10,000 constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined that the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, the Company further determined that the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all the $10,000 transaction price should be allocated to the Combined Performance Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the APA, the transaction price included only the $10,000 up-front payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of June 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

During the six months ended June 30, 2018, the Company recognized $10,000 of revenue, as it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods at a point in time during the quarter ended March 31, 2018.

Ono License Agreement

Effective October 11, 2017 (the “Ono Effective Date”), the Company entered into a license agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which the Company granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and eltanexor, for the diagnosis, treatment and/or prevention of all human oncology indications (the “Ono Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong, as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”) (the “Ono Exclusive License”). Pursuant to the terms of the Ono License Agreement, the Company received an upfront payment of ¥2.5 billion (US$21,916 on the date received), and could receive up to ¥10.15 billion (approximately US$90,500 at the exchange rate as of the Ono Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (approximately US$80,200 at the exchange rate as of the Ono Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, upon Ono’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Ono Manufacturing Election”), the Company will grant to Ono non-exclusive rights to manufacture selinexor, eltanexor and products containing such compounds in or outside of the Ono Territory solely for development and commercialization in the Ono Field in the Ono Territory.

As part of the Ono License Agreement, Ono will also have the right to participate in global clinical studies of selinexor and eltanexor and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory. Ono is responsible for seeking regulatory and marketing approvals for selinexor and eltanexor in the Ono Territory, as well as any development of the products specifically necessary to obtain such approvals. Ono is also responsible for the commercialization of products containing selinexor or eltanexor in the Ono Field in the Ono Territory at its own cost and expense.

Subject to the Ono Manufacturing Election, the Company will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts pursuant to a clinical supply agreement to be entered into by the Company and Ono, and Ono may elect to have the Company provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by the Company and Ono, in each case the costs of which will be borne by Ono.

The Ono License Agreement will continue in effect on a product-by-product, country-by-country basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the Ono License Agreement may be terminated earlier by (i) either party for breach of the Ono License Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Ono on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) the Company in the event Ono challenges or assists with a challenge to certain of the Company’s patent rights.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ono, is a customer. The Company identified the following material promises under the contract: (i) the Ono Exclusive License for selinexor and eltanexor, (ii) initial data transfer for selinexor and eltanexor, which consisted of regulatory data compiled by the Company for the licensed compounds and products as of the Ono Effective Date, (iii) initial clinical supply for selinexor, which consisted of units of clinical supply for Ono to conduct its Phase I Trial, and (iv) an obligation to stand-ready to provide initial clinical supply for eltanexor. The Company also identified several immaterial promises under the contract relating to information exchanges, and participation on operating committees and other working groups. Separately, the Company also identified certain customer options that would create an obligation for the Company if exercised by Ono, including the (i) additional data transfer for selinexor and eltanexor, which would consist of the transfer of additional regulatory data compiled by the Company for the licensed compounds and products after the Ono Effective Date, (ii) additional clinical supply and related substance supply for selinexor and eltanexor, which would consist of supplying Ono with units and substance of selinexor and eltanexor incremental to the initial clinical supply for selinexor and the obligation to stand-ready to provide initial clinical supply for eltanexor, as noted above, (iii) manufacturing technology transfer and license for selinexor and eltanexor under the Ono Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Ono’s option to select a replacement compound in the event it elects to discontinue the development of either of the licensed compounds (the “Ono Transfer Options”). The Ono Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Ono License Agreement. The Company also identified certain other customer options that would create a manufacturing obligation for the Company if exercised by Ono, including commercial supply. This option is referred to herein as the “Ono Manufacturing Option.” The Ono Manufacturing Option does not represent a material right, as it is not offered at a significant and incremental discount.

In further evaluating the promises detailed above, the Company determined that the (i) Ono Exclusive License, initial data transfer, and initial clinical supply for selinexor and (ii) Ono Exclusive License, initial data transfer, and obligation to stand-ready to provide initial clinical supply of eltanexor were not distinct from one another, and must be combined as two separate performance obligations (the “Ono Combined License Obligation for selinexor” and the “Ono Combined License Obligation for eltanexor”). This is because, for both selinexor and eltanexor, Ono requires the initial data transfer and clinical supply to derive benefit from the Ono Exclusive License since the Company did not grant manufacturing licenses for selinexor and eltanexor at contract inception. The Company also determined that each of the Ono Transfer Options represents a distinct performance obligation. Based on these determinations, the Company identified six distinct performance obligations at the inception of the Ono License Agreement, including (i) the Ono Combined License Obligation for selinexor, (ii) the Ono Combined License Obligation for eltanexor, and the four components of the Ono Transfer Options, including (iii) the material right for additional data transfer, (iv) the material right for additional clinical supply and related substance supply, (iv) the material right for manufacturing technology transfer and license, and (vi) the material right for the option for a backup compound.

The Company further determined that the up-front payment of ¥2.5 billion (US$21,916 on the date received) constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the Ono Combined License Obligation for selinexor and the Ono Combined License Obligation for eltanexor. In connection therewith, the Company estimated the standalone selling price for each of the material rights within the Ono Transfer Options, and determined such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the ¥2.5 billion (US$21,916 on the date received) upfront transaction price between the Ono Combined License Obligations as follows: $19,724 for selinexor and $2,192 for eltanexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received) up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of June 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19,724 was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once the Company’s stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of June 30, 2018, $2,192 of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

Given the determination that the license rights conveyed to Ono lacked standalone value from the initial clinical supply of product required for Ono to obtain benefit from the rights granted and the fact that no initial clinical supply had been provided to Ono as of December 31, 2017, the Company concluded that no revenue should be recognized under ASC 605. Arrangement consideration at the inception of the arrangement included the ¥2.5 billion (US$21,916 on the date received) upfront payment. All other forms of consideration such as milestones and royalties, were considered contingent consideration, with no amount allocable to deliverables at the inception of the arrangement. The Company concluded that the contingent consideration would be recognized when the underlying contingencies have been resolved, assuming all other revenue recognition criteria are met. As the accounting treatment for this agreement did not materially differ under ASC 605 and ASC 606, and no revenue was recognized under the Company’s previous accounting policy through December 31, 2017, no transition adjustment was recorded to the opening balance of accumulated deficit as of January 1, 2018. Accordingly, the upfront payment of¥2.5 billion (US$21,916 on the date received), which again represents a contract liability, was also included in deferred revenue as of December 31, 2017.

MMRF Research Agreement

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation (“MMRF”). Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the quarter ended June 30, 2018, the Company accrued approximately $278 of the upfront cash payment from Antengene, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the Ono License Agreement, the Company paid to MMRF approximately ¥225 million (US$1,972) of the upfront cash payment from Ono in the year ended December 31, 2017. The Company will be obligated to pay a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in the Company’s condensed consolidated statement of operations. As of June 30, 2018, a maximum of $3,750 in potential future obligations to MMRF are remaining under the MMRF research agreement.

Anivive License Agreement

On April 28, 2017 (the “Anivive Effective Date”), the Company entered into a license agreement (the “Anivive Agreement”) with Anivive Lifesciences, Inc. (“Anivive”), a biopharmaceutical company engaged in the research, development and commercialization of animal health medicines, pursuant to which the Company has granted Anivive an exclusive, worldwide license to develop and commercialize verdinexor (KPT-335) for the treatment of cancer in companion animals (the “Anivive Exclusive License”). Pursuant to the terms of the Anivive Agreement, the Company received an upfront payment of $1,000 and a payment of $250 upon the completion of the technology transfer, which occurred during the year ended December 31, 2017. In addition, the Company is eligible to receive potential clinical, regulatory and commercial development milestone payments totaling up to $43,250, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The potential future milestone payments are composed of $5,750 based on achievement of clinical and regulatory milestone events and $37,500 based on achievement of sales milestone events.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Anivive, is a customer. The Company identified the following material promises under the contract, the Anivive Exclusive License and the technology transfer, which consisted of regulatory data compiled by the Company for the licensed compound and product as of the Anivive Effective Date. The Company also identified the following immaterial promises under the contract that were not deemed performance obligations, including participating on a product advisory committee and sharing regulatory matter information. The Company further determined other promises for (i) transfer of additional technology in the future, if developed by the Company, and (ii) facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers represented customer options, which would create an obligation for the Company if exercised by Anivive. Since either no additional or immaterial consideration is owed to the Company by Anivive upon exercise of the customer options noted, the Company determined both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement.

In further evaluating the promises detailed above, the Company determined that the Anivive Exclusive License and the technology transfer were not distinct from one another and must be combined as a performance obligation (the “Anivive Combined License Obligation”). This is because Anivive requires the technology transfer to derive benefit from the Anivive Exclusive License. Based on these determinations, the Company identified three distinct performance obligations at the inception of the contract: (i) the Anivive Combined License Obligation, (ii) the material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers.

The Company further determined that the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Anivive Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers, and determined that the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, the Company further determined that the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined substantially all the $1,250 transaction price should be allocated to the Anivive Combined License Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of June 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

To date, the Company recognized $1,250 of revenue associated with the Anivive Agreement. Revenue for the upfront payment and technology transfer milestone was recognized upon completion of the technology transfer in October 2017, as all promises under the Anivive Combined License Obligation had been fulfilled.

The Company reached similar conclusions when evaluating this agreement under its previous accounting policy, which was based on legacy guidance within ASC 605. When evaluating this agreement under ASC 605, the Company concluded that the licenses to verdinexor and technology transfer concerning the licensed product are essential to Anivive’s intended use of the license to develop and commercialize the licensed compound and represented a single unit of accounting. Other potential contractual obligations were evaluated and determined not to be deliverables at inception of the arrangement or were evaluated and determined to be immaterial to the arrangement and, therefore, not evaluated further in the Company’s analysis. Arrangement consideration at the inception of the arrangement included the $1,250 in upfront payments, which includes the milestone fee upon completion of the technology transfer. All other forms of consideration, such as milestones and royalties, were considered contingent consideration, with no amount allocable to deliverables at the inception of the arrangement. The Company concluded that the contingent consideration would be recognized when the underlying contingencies have been resolved, assuming all other revenue recognition criteria are met. Given the single unit of accounting and that the technology transfer would be the last item to be delivered within the unit of accounting, the Company concluded that revenue would be recognized upon the completion of delivery of the technology transfer assuming all other general revenue recognition criteria would be met as of that date. As the accounting treatment for this agreement did not materially differ under ASC 605 and ASC 606, and the upfront payment and technology transfer fee, totaling $1,250, was recognized as revenue during the year ended December 31, 2017 in accordance with the Company’s previous accounting policy, and would have also been recognized during the year ended December 31, 2017 in accordance with the Company’s accounting policy under ASC 606, no transition adjustment was recorded to the opening balance of accumulated deficit as of January 1, 2018.

4. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2018 and December 31, 2017.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$48,972	$48,972	$—	$—
Investments:
Current:
Corporate debt securities	88,437	—	88,437	—
Commercial paper	26,221	—	26,221	—
U.S. government and agency securities	4,997	—	4,997	—
Certificates of deposit	2,500	—	2,500	—
Non-current:
Corporate debt securities (one to two year maturity)	6,308	—	6,308	—
U.S. government and agency securities	2,473	—	2,473	—

	$179,908	$48,972	$130,936	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$41,805	$41,805	$—	$—
Investments:
Current:
Corporate debt securities	66,253	—	66,253	—
Commercial paper	6,720	—	6,720	—
Certificates of deposit	2,500	—	2,500	—
U.S. government and agency securities	1,999	—	1,999	—
Non-current:
Corporate debt securities (one to two year maturity)	26,916	—	26,916	—
U.S. government securities and agency securities	2,480	—	2,480	—

	$148,673	$41,805	$106,868	$—

5. Investments

The following table summarizes the Company’s investments, classified as available-for-sale, as of June 30, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$88,624	$4	$(191)	$88,437
Commercial paper	26,221	—	—	26,221
U.S. government and agency securities	4,997	—	—	4,997
Certificates of deposit	2,500	—	—	2,500
Non-current:
Corporate debt securities (one to two year maturity)	6,353	—	(45)	6,308
U.S. government and agency securities	2,499	—	(26)	2,473

	$131,194	$4	$(262)	$130,936

The following table summarizes the Company’s investments, classified as available-for-sale, as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$66,384	$—	$(131)	$66,253
Commercial paper	6,719	1	—	6,720
Certificates of deposit	2,500	—	—	2,500
U.S. government and agency securities	2,000	—	(1)	1,999
Non-current:
Corporate debt securities (one to two year maturity)	27,018	2	(104)	26,916
U.S. government and agency securities	2,500	—	(20)	2,480

	$107,121	$3	$(256)	$106,868

At June 30, 2018 and December 31, 2017, the Company held 48 and 54 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2018 and December 31, 2017 was $96,837 and $96,623, respectively. As of June 30, 2018, the Company held 8 corporate debt securities with a fair value of $13,286 that have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $34 related to these corporate debt securities are included in accumulated other comprehensive loss as of June 30, 2018. As of December 31, 2017, no securities had been in a continuous unrealized loss position for more than 12 months.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at June 30, 2018 and December 31, 2017 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life Years	June 30, 2018	December 31, 2017
Laboratory equipment	4	$593	$593
Furniture and fixtures	5	601	381
Office and computer equipment	3	408	378
Construction in process	N/A	—	—
Leasehold improvements	Lesser of useful life or lease term	3,920	3,391

		5,522	4,743
Less accumulated depreciation and amortization		(2,911)	(2,558)

		$2,611	$2,185

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Research and development costs	$16,152	$16,198
Payroll and employee-related costs	4,372	3,982
Professional fees	1,894	972
Other	551	293

	$22,969	$21,445

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2018	2017
Outstanding stock options	8,996,219	6,846,192
Unvested restricted stock units	123,800	439,250

9. Stock-based Compensation

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,019,083	$13.77	7.4	$11,897
Granted	2,824,950	$12.36
Exercised	(295,392)	$4.80

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Canceled	(552,422)	$16.00

Outstanding at June 30, 2018	8,996,219	$13.48	7.8	$54,087

Exercisable at June 30, 2018	4,188,486	$15.38	6.2	$26,902

Total stock-based compensation expense related to stock options for the six months ended June 30, 2018 and 2017 was $8,169 and $8,973, respectively.

As of June 30, 2018, there was $36,710 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

During the year ended December 31, 2017, the Company granted RSUs with service conditions that vest provided that the employee remains employed with the Company (“Time-Based RSUs”). The following is a summary of Time-Based RSU activity under the 2013 Stock Incentive Plan for the six months ended June 30, 2018:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	30,000	$10.52
Granted	—	—
Forfeited	—	—
Vested	(5,000)	10.27

Unvested at June 30, 2018	25,000	$10.57

The total stock-based compensation expense related to Time-Based RSUs for the six months ended June 30, 2018 and 2017 was $78 and $1,594, respectively. As of June 30, 2018, there was $173 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 1.2 years.

Separately, and during the year ended December 31, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). During the six months ended June 30, 2018, the Company recognized $180 of stock-based compensation expense related to Performance-Based RSUs, as the performance goal related to certain of the Performance-Based RSUs was deemed probable of achievement in the first quarter of 2018 and was achieved in the second quarter of 2018. The grant date fair value of the unvested Performance-Based RSUs as of June 30, 2018 was $1,010. The performance goal related to such unvested Performance-Based RSUs was not probable of being achieved as of June 30, 2018 and such Performance-Based RSUs were forfeited when the performance goal was not achieved in July 2018.

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

For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $177 and $100, respectively. As of June 30, 2018, 390,017 shares of the Company’s common stock remained available for issuance under the ESPP. As of June 30, 2018, there was $183 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of 4 months.

10. Commitments and Contingencies

In 2014, the Company entered into an operating lease and subsequent amendment to lease approximately 46,167 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2022. The lease provided the Company with an allowance for improvements of $1,616 which was incurred in the first quarter of 2015. In February 2018, the lease was amended to extend the term of the lease to September 30, 2025 and expand the leased premises to approximately 62,143 square feet. In June 2018, the lease was further amended to expand the premise to a total of approximately 98,502 square feet with no change in lease term. The 2018 lease amendments provided the Company with an allowance for improvements of $2,131, of which $522 was incurred during the six months ended June 30, 2018.

The Company evaluated the lease amendments and determined that the classification of the lease as an operating lease had not changed, and that the amendments did not constitute a new lease. As such, the unamortized balances of the existing deferred rent and tenant improvement allowances, along with the additions to deferred rent and tenant improvement allowances will be amortized through September 30, 2025. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, accordingly. Finally, the Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $550. The amount is classified within non-current restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company was obligated to make aggregate rent payments of €374 (approximately US$436) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $430 and $297 for the three months ended June 30, 2018 and 2017, respectively, and $803 and $598 for the six months ended June 30, 2018 and 2017, respectively.

11. Equity

Underwritten Offerings

On May 7, 2018, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-222726) pursuant to which the Company issued an aggregate of 10,525,424 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.75 per share. The Company received aggregate net proceeds of approximately $145,720 from the offering after deducting the underwriting discounts and commissions and other offering expenses.

On April 28, 2017, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-214489) pursuant to which the Company issued an aggregate of 3,902,439 shares of common stock at a public offering price of $10.25 per share. The Company received net proceeds of approximately $37,900 from the offering after deducting the underwriting discount and commissions and offering expenses.

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

The Company did not sell any shares to date under the Sales Agreement during 2018. As of August 1, 2018, the Company had sold an aggregate of 9,172,159 Shares under the Sales Agreement, for net proceeds of approximately $89,053. On August, 2, 2018, the Company delivered written notice to Cantor terminating the Sales Agreement effective August 12, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding possible achievement of discovery and development milestones, including regulatory submissions, our future discovery and development efforts, our commercialization efforts, our collaborations and partnering agreements with third parties, our strategy, our future operations, financial position and revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property rights, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), as filed with the Securities and Exchange Commission (SEC) on March 15, 2018, and other filings with the SEC.

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,500 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

On August 6, 2018, we announced the completion of the rolling submission of a New Drug Application (NDA) to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma as a result of the positive outcome from the expanded cohort for the STORM study. We reported top-line data from the expanded cohort for the STORM study on April 30, 2018. We also plan to submit a Marketing Authorization Application to the European Medicines Agency in early 2019 with a request for conditional approval.

We expect to provide top-line data from the SADAL study by the end of 2018, top-line data from the BOSTON study in 2019 and top-line data from the Phase 3 portion of the SEAL study by the end of 2019. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States. To date, we have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of June 30, 2018, we had an accumulated deficit of $567.5 million. We had net losses of $33.7 million and $29.4 million for the three months ended June 30, 2018 and 2017, respectively, and net losses of $72.1 million and $59.3 million for the six months ended June 30, 2018 and 2017, respectively. We have not generated any revenue to date from the sales of any drugs.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
License and other revenue	$19,891	$3	$19,888	N/A
Operating expenses:
Research and development	44,734	23,120	21,614	93.5%
General and administrative	9,489	6,635	2,854	43.0%

Loss from operations	(34,332)	(29,752)	(4,580)	15.4%
Other income, net	660	383	277	72.3%

Loss before income taxes	(33,672)	(29,369)	(4,303)	14.7%
Income tax benefit (provision)	17	(18)	35	(194.4)%

Net loss	$(33,655)	$(29,387)	$(4,268)	14.5%

License and Other Revenue. We recognized revenue pursuant to a license arrangement with Ono Pharmaceutical Co., Ltd. (Ono) and a government grant arrangement during the three months ended June 30, 2018, in comparison to only recognizing revenue pursuant to a government grant during the three months ended June 30, 2017. Revenue for the three months ended June 30, 2018 was $19.9 million. The increase in revenue during the three months ended June 30, 2018 was primarily the result of recognizing revenue of $19.7 million related to fulfilling the Ono Combined License Obligation for selinexor during the three months ended June 30, 2018.

Research and Development Expense. Research and development expense increased approximately $21.6 million to $44.7 million for the three months ended June 30, 2018 from approximately $23.1 million for the three months ended June 30, 2017. The increase is primarily related to:

•	an increase of $9.5 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $5.5 million in consulting and professional expense related to the preparation and submission of our NDA filing;

•	an increase of $5.0 million in personnel costs, primarily due to increased headcount and related onboarding costs; and

•	an increase of $1.6 million in other miscellaneous research and development costs.

We expect our research and development expenses to continue to increase for the full year 2018 compared with the prior year as we continue spending on our development programs and clinical trials, including the continued clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma as a result of our positive outcome from the expanded cohort of the STORM study. We also plan to submit a Marketing Authorization Application to the European Medicines Agency in early 2019 with a request for conditional approval.

General and Administrative Expense. General and administrative expense increased approximately $2.9 million to $9.5 million for the three months ended June 30, 2018 from approximately $6.6 million for the three months ended June 30, 2017. The increase is primarily related to:

•	an increase in consulting and professional costs of $1.3 million;

•	an increase of $0.9 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $0.1 million in other administrative costs;

•	an increase of $0.3 million in commercial related activities; and

•	an increase of $0.3 million in occupancy costs.

We expect general and administrative expenses to increase in the future in support of our expanding operating and commercial activities.

Other Income, net. Other income, net, increased approximately $0.3 million to $0.7 million for the three months ended June 30, 2018 from approximately $0.4 million for the three months ended June 30, 2017. The increase is primarily due to increased investment returns resulting from a general increase in interest rates and an increase in our investment balances as a result of the follow-on offering in May 2018.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
License and other revenue	$29,891	$71	$29,820	N/A
Operating expenses:
Research and development	86,055	47,203	38,852	82.3%
General and administrative	17,110	12,899	4,211	32.6%

Loss from operations	(73,274)	(60,031)	(13,243)	22.1%
Other income, net	1,155	768	387	50.4%

Loss before income taxes	(72,119)	(59,263)	(12,856)	21.7%
Income tax benefit (provision)	5	(41)	46	(112.2%)

Net loss	$(72,114)	$(59,304)	$(12,810)	21.6%

License and Other Revenue. We recognized revenue pursuant to an Asset Purchase Agreement (APA) with Biogen MA Inc. (Biogen), a license arrangement with Ono and a government grant arrangement during the six months ended June 30, 2018, in comparison to only recognizing revenue pursuant to a government grant during the six months ended June 30, 2017. Revenue for the six months ended June 30, 2018 was $29.9 million compared to $0.1 million for the six months ended June 30, 2017. The increase in revenue during the six months ended June 30, 2018 was primarily the result of entering into the APA with Biogen in January 2018 and the satisfaction of the related revenue recognition criterion, which resulted in revenue of $10.0 million, and fulfilling the Ono Combined License Obligation for selinexor, which resulted in revenue of $19.7 million.

Research and Development Expense. Research and development expense increased approximately $38.9 million to $86.1 million for the six months ended June 30, 2018 from approximately $47.2 million for the six months ended June 30, 2017. The increase is primarily related to:

•	an increase of $19.8 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $7.8 million in consulting and professional expense related to the preparation and submission of our NDA filing;

•	an increase of $7.0 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $2.3 million in miscellaneous other research and development costs; and

•	an increase of $2.0 million related to our obligation to pay a portion of upfront fees received from certain of our license agreements to a third party.

General and Administrative Expense. General and administrative expense increased approximately $4.2 million to $17.1 million for the six months ended June 30, 2018 from approximately $12.9 million for the six months ended June 30, 2017. The increase is primarily related to:

•	an increase in consulting and professional costs of $2.2 million;

•	an increase of $1.2 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $0.5 million in occupancy costs; and

•	an increase of $0.3 million in commercial related activities.

Other Income, net. Other income, net, increased approximately $0.4 million to $1.2 million for the six months ended June 30, 2018 from approximately $0.8 million for the six months ended June 30, 2017. The increase is primarily due to increased investment returns resulting from a general increase in interest rates and an increase in our investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock, proceeds from public offerings of our common stock and cash generated from our business development activities.

As of June 30, 2018, we had $249.9 million in cash, cash equivalents and short- and long-term investments compared to $175.9 million in cash, cash equivalents and short- and long-term investments as of December 31, 2017.

On May 7, 2018, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-222726) pursuant to which we issued an aggregate of 10,525,424 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $145.7 million from the offering after deducting the underwriting discounts and commissions and other offering expenses.

On May 23, 2018 (Antengene Effective Date), we entered into a License Agreement (Antengene Agreement) with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong (Antengene) and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which we granted Antengene exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor and KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications (Oncology Field), as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications (Non-Oncology Field). We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the Oncology Field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the Oncology Field, as well as verdinexor in the Non-Oncology Field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Under the terms of the Antengene Agreement, we received an upfront cash payment of $11.7 million and are entitled to receive up to $105.0 million in milestone payments from Antengene if certain development goals are achieved and up to $45.0 million in milestone payments from Antengene if certain sales milestones are achieved. We are further eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor in China and Macau, and tiered single- to double-digit royalties based on future net sales of KPT-9274 and verdinexor in the licensed territories. Antengene’s obligations under the Antengene Agreement have been guaranteed by Antengene Corporation Co. Ltd.

We are party to a research agreement with the Multiple Myeloma Research Foundation (MMRF). Under this research agreement, we are obligated to make certain payments to MMRF, including if we out-licenses selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the quarter ended June 30, 2018, we accrued approximately $0.3 million of the Antengene upfront cash payment, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the Ono License Agreement, we paid to MMRF approximately ¥225.0 million (US$2.0 million) of the upfront cash payment from Ono in the year ended December 31, 2017. We will be obligated to pay MMRF a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in our condensed consolidated statement of operations. As of June 30, 2018, a maximum of $3.8 million in future obligations are remaining under the MMRF agreement.

On January 24, 2018, we entered into the APA with Biogen, pursuant to which Biogen acquired exclusive worldwide rights to develop and commercialize our oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (ALS). Under the terms of the APA, Biogen purchased KPT-350 and certain related assets and assumed certain related liabilities. We received a one-time upfront payment of $10.0 million from Biogen and are eligible to receive additional payments of up to $207.0 million based on the achievement by Biogen of future specified development and commercial milestones. We are also eligible to receive tiered royalty payments that reach low double digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

On October 11, 2017 (Ono Effective Date), we entered into a license agreement (Ono License Agreement) with Ono, pursuant to which we granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and eltanexor for the diagnosis, treatment and/or prevention of all human oncology indications in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (Ono Territory). Pursuant to the terms of the Ono License Agreement, we received an upfront payment of ¥2.5 billion (US$21.9 million on the date received), and could receive up to ¥10.15 billion (US$90.5 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (US$80.2 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory.

In December 2015, we entered into a sales agreement (as amended from time to time, the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), relating to an “at-the-market” offering, pursuant to which we issued and sold shares of our common stock with an aggregate offering price of $50.0 million. On November 7, 2016, we entered into an amendment to the Sales Agreement pursuant to which we issued and sold shares of our common stock with an additional aggregate offering price of $50.0 million. On December 1, 2017, we entered into a second amendment to the Sales Agreement pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $75.0 million on or after December 1, 2017. As of June 30, 2018, we had sold an aggregate of 9,172,159 shares pursuant to this “at-the-market” offering, for net proceeds of approximately $89.1 million. There have been no sales pursuant to this “at-the-market” offering during 2018. On August 2, 2018, we delivered written notice to Cantor terminating the Sales Agreement effective on August 12, 2018.

We expect that our cash, cash equivalents and short- and long-term investments as of June 30, 2018, totaling $249.9 million, will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements we may seek to enter into as part of our strategy to commercialize selinexor outside the United States.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(72,280)	$(46,429)
Net cash used in investing activities	(25,120)	(585)
Net cash provided by financing activities	147,561	52,626
Effect of exchange rate changes	(44)	111

Net increase in cash, cash equivalents and restricted cash	$50,117	$5,723

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily driven by an increase in our net loss due to an increase in our operating expenses and a decrease of approximately $9.0 million in deferred revenue, which was primarily attributable to recognizing $19.7 million of the Ono License Agreement upfront payment received in 2017 and partially offset by the $11.7 million Antengene License Agreement upfront payment received in June 2018.

Investing activities. The net cash used in investing activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, reflects a decrease of $10.4 million in maturities of investments and an increase of $13.4 million in purchases of investments.

Financing activities. The net cash provided by financing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, reflects an increase of $94.9 million primarily related to net proceeds of $145.7 million from our follow-on offering in May 2018 as compared to net proceeds of $37.9 million from our April 2017 follow-on offering and net proceeds of $14.4 million from the sale of shares of common stock also in April 2017 as part of the “at-the-market” offering for the six months ended June 30, 2017.

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

We expect that our cash, cash equivalents and short- and long-term investments as of June 30, 2018, totaling $249.9 million will be sufficient to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements we may seek to enter into as part of our strategy to commercialize selinexor outside the United States. However, our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K, except as described below.

In February 2018 and June 2018, we executed separate amendments to the operating lease at our Newton, Massachusetts facility. In aggregate, these amendments increased our leased space by 52,335 square feet and extended the term of the lease from September 30, 2022 to September 30, 2025.

As of June 30, 2018, the total minimum future rent payments under the lease agreements are as follows (in thousands):

Remainder of 2018	$890
2019	3,008
2020	3,208
2021	3,277
2022	3,447
2023	3,718
Thereafter	6,735

Total future minimum lease payments	$24,283

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $250.5 million as of June 30, 2018. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We do not believe our cash, cash equivalents, restricted cash and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in securities at one or more financial institutions that are in excess of federally insured limits. Give the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, we released top-line results from the expansion of our Selinexor Treatment of Refractory Myeloma (STORM) study in April 2018. While we believe the results we have observed to date are positive, there can be no assurance that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

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

Since inception, we have incurred significant operating losses. Our net loss was $72.1 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $567.5 million. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. As a result, we expect that it will be several years, if ever, before we have a drug candidate ready for commercialization for the treatment of human disease. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and establishing and managing any collaborations for the development, marketing and/or commercialization of our drug candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

We intend to maintain our existing collaborations and will continue to seek additional third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates. For example, we have entered into license arrangements with Ono Pharmaceutical Co., Ltd. and Antengene Therapeutics Limited, and plan to continue to seek to enter into additional license relationships, for marketing and commercialization of selinexor for other geographies outside the United States. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of our other SINE compounds for indications outside of oncology. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our drugs or drug candidates or that result in costly litigation or arbitration that diverts management’s attention and resources of our company;

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of a New Drug Application, or NDA, from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. We are using the data from our expanded STORM study to support a request that the FDA consider granting accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. The FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the FDA taking action on our accelerated approval submission, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

There can also be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints, or that we will decide to pursue or submit any additional NDAs for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second executive order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, in July 2018 following a federal district court decision from New Mexico, the Administration announced that it would be freezing payments to insurers under the ACA to cover sicker patients until it or Congress can address the appropriate methodology for calculating and making such payments. It remains to be seen how this action will affect the implementation of the ACA.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, of individuals in the European Union is governed by the General Data Protection Regulation (GDPR). The GDPR became effective on May 25, 2018. It imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States. Failure to comply with the requirements of the GDPR may result in fines of up to 20 million Euros or four percent of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages. The GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to change our business practices or put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects, and despite our efforts, there is a risk that we may be subject to fines, litigation, and reputational harm in connection with our European activities.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 46 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, three patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

As of August 1, 2018, four of our trademarks are registered in the United States. We also have eleven pending intent-to-use applications in the United States, some of which have been allowed, meaning that we can perfect our registrations when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for five trademarks (potential drug names for selinexor), pending applications for those same five marks and a pending application for a sixth. Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

As of June 30, 2018, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $4.83. On August 3, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market was $17.62 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 60,501,260 shares outstanding as of June 30, 2018. Of such shares, at least 10.3 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of at least 10.5 million shares of our common stock as of June 30, 2018 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as a result of the Tax Cuts and Jobs Act of 2017, or Tax Act, for U.S. federal income tax purposes, the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely. It is uncertain how various states will respond to the Tax Act. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

The comprehensive tax reform bill could adversely affect our business and financial condition.

The Tax Act significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 34% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Tax Act.

Item 5.	Other Information

(a)

On August 2, 2018, we delivered written notice to Cantor Fitzgerald & Co. (“Cantor”) terminating the Controlled Equity OfferingSM Sales Agreement between us and Cantor dated December 7, 2015 as amended by Amendment No. 1 dated November 7, 2016 and Amendment No. 2 dated December 1, 2017 (as amended, the “Sales Agreement”). The termination of the Sales Agreement will be effective on August 12, 2018. We have sold an aggregate of 9,172,159 shares of our common stock under the Sales Agreement, for net proceeds of approximately $89.1 million. No additional shares of the Company’s common stock will be sold pursuant to the Sales Agreement. We are not subject to any termination penalties in connection with the termination of the Sales Agreement.

A description of the material terms of the Sales Agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2017, which is incorporated herein by reference. The description of the Sales Agreement contained in this report and the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2017 are qualified in their entirety by reference to the full texts of each of the Sales Agreement, a copy of which was filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2015 and is incorporated herein by reference; Amendment No. 1 to the Sales Agreement dated November 7, 2016, a copy of which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2016 and is incorporated herein by reference; and Amendment No.2 to the Sales Agreement dated December 1, 2017, a copy of which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2017 and is incorporated herein by reference.

(b)	None.

Item 6.	Exhibits.

Exhibit		Form	Incorporated by Reference			Provided
Number	Description of Exhibit		File Number	Date of Filing	Exhibit Number	Herewith

10.1†	License Agreement, dated May 23, 2018, by and between Antengene Therapeutics Limited and the Registrant.					X

10.2	Parent Company Guarantee, dated May 23, 2018, by Antengene Corporation Co. Ltd.					X

10.3	Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC and the Registrant.					X

10.4*	Offer Letter, dated June 7, 2018, by and between the Registrant and Anand Varadan.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

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

KARYOPHARM THERAPEUTICS INC.

Date: August 7, 2018	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 7, 2018	By:	/s/ MICHAEL F. FALVEY
Michael F. Falvey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)