Form 10-Q
period 2018-09-30
Karyopharm Therapeutics Inc.
filed 2018-11-08
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 60,707,876 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$101,600	$68,997
Short-term investments	105,170	77,472
Prepaid expenses and other current assets	4,792	1,754
Restricted cash	—	200

Total current assets	211,562	148,423
Property and equipment, net	2,914	2,185
Long-term investments	4,804	29,396
Restricted cash	712	290

Total assets	$219,992	$180,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,238	$5,665
Accrued expenses	29,155	21,445
Deferred revenue	9,362	21,921
Deferred rent	256	303
Other current liabilities	556	133

Total current liabilities	41,567	49,467
Deferred revenue, net of current portion	4,532	—
Deferred rent, net of current portion	2,815	1,363

Total liabilities	48,914	50,830
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 60,664,857 and 49,533,150 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	786,763	625,017
Accumulated other comprehensive loss	(153)	(217)
Accumulated deficit	(615,538)	(495,341)

Total stockholders’ equity	171,078	129,464

Total liabilities and stockholders’ equity	$219,992	$180,294

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License and other revenue	$239	$—	$30,130	$71
Operating expenses:
Research and development	36,427	25,237	122,482	72,440
General and administrative	12,966	5,818	30,076	18,717

Total operating expenses	49,393	31,055	152,558	91,157

Loss from operations	(49,154)	(31,055)	(122,428)	(91,086)
Other income (expense):
Interest income	1,098	454	2,260	1,266
Other expense	(13)	(26)	(20)	(70)

Total other income, net	1,085	428	2,240	1,196

Loss before income taxes	(48,069)	(30,627)	(120,188)	(89,890)
Income tax provision	(14)	(13)	(9)	(54)

Net loss	$(48,083)	$(30,640)	$(120,197)	$(89,944)

Net loss per share—basic and diluted	$(0.79)	$(0.65)	$(2.17)	$(2.00)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	60,586,511	47,141,146	55,465,261	44,974,945

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(48,083)	$(30,640)	$(120,197)	$(89,944)

Comprehensive income
Unrealized gain on investments	110	25	105	50
Foreign currency translation adjustments	(3)	50	(41)	134

Comprehensive loss	$(47,976)	$(30,565)	$(120,133)	$(89,760)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(120,197)	$(89,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	539
Net amortization of premiums and discounts on investments	280	903
Stock-based compensation expense	13,378	15,906
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,039)	18
Accounts payable	(3,425)	(2,867)
Accrued expenses and other liabilities	8,139	6,423
Deferred revenue	(8,027)	1,050
Deferred rent	1,405	(207)

Net cash used in operating activities	(110,945)	(68,179)
Investing activities
Purchases of property and equipment	(1,270)	(7)
Proceeds from maturities of investments	94,378	94,033
Purchases of investments	(97,662)	(74,017)

Net cash (used in) provided by investing activities	(4,554)	20,009
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	145,706	52,323
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,627	463

Net cash provided by financing activities	148,333	52,786
Effect of exchange rate on cash, cash equivalents and restricted cash	(9)	181

Net increase in cash, cash equivalents and restricted cash	32,825	4,797
Cash, cash equivalents and restricted cash at beginning of period	69,487	50,142

Cash, cash equivalents and restricted cash at end of period	$102,312	$54,939

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$101,600	$54,450
Short-term restricted cash	—	200
Long-term restricted cash	712	289

Total cash, cash equivalents and restricted cash	$102,312	$54,939

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

At September 30, 2018, the Company had $211,574 in cash, cash equivalents and short- and long-term investments. The Company has had recurring losses and incurred a loss of $120,197 for the nine months ended September 30, 2018. Net cash used in operations for the nine months ended September 30, 2018 was $110,945. The Company expects that cash, cash equivalents and short- and long-term investments at September 30, 2018, in addition to the approximately $166,900 of net proceeds the Company raised in the private placement of the Notes (see Note 12) in October 2018, will be sufficient to fund its current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while it establishes the commercial infrastructure for a potential launch of selinexor in the United States.

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2018 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company formed in August 2014), (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a wholly-owned Bermuda subsidiary of the Company formed in March 2015), and (v) Karyopharm Israel Ltd. (a wholly-owned Israeli subsidiary of the Company formed in June 2018). All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as it relates to the adoption of new accounting standards during the first nine months of 2018 as discussed below.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), as well as subsequent amendments, which were codified in Accounting Standard Codification (“ASC”) 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine month periods ended September 30, 2018 reflect the application of ASC 606 while the reported results for the three and nine month periods ended September 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of the Company’s contracts with customers was required.

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

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740). Topic 740 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than inventory. Under this standard, entities recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted Topic 740 effective January 1, 2018 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 and reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The standard resulted in the reclassification of $490 and $479 into cash, cash equivalents and restricted cash within the beginning of period balance on the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, respectively. This adoption also resulted in an immaterial adjustment to the effect of exchange rate on cash, cash equivalents and restricted cash during the nine-month period ended September 30, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and led to significant changes to U.S. tax law. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), allowing companies to record the effects of the TCJA on a provisional basis during a measurement period not to extend beyond one year of the enactment date. SAB 118 was codified into ASC 740 by ASU 2018-05. The Company recorded a reduction to its deferred tax asset for $42,763 and a corresponding reduction to its valuation allowance related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. During the nine months ended September 30, 2018, there was no further information or change in estimates related to the provisional amount recognized during the year ended December 31, 2017.

Recently Issued Accounting Standards

On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (C&DI 105.09) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company plans to implement this updated disclosure requirement beginning with the first quarter 2019 Form 10-Q.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, that gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. The Company plans to adopt the new standard using this optional method.

Pursuant to the guidance under ASU No. 2016-02, the Company also plans to elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which the Company also plans to elect, including: (i) a policy to not record short-term leases on the balance sheet and (ii) a policy to not separate lease and non-lease components. The Company is currently working through lease contract scoping, design and implementation of transition related controls, and finalization of accounting elections. The Company is still assessing the impact this standard will have on its consolidated financial statements and disclosures; however, it anticipates that the new standard will result in the Company recording additional right of use assets and corresponding liabilities on its consolidated balance sheet.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU No. 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU No. 2018-09 will have on its consolidated financial statements, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement. The amendments in ASU No. 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendment under ASU No. 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects the adoption of ASU No. 2018-13 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU No. 2018-15 updates guidance regarding accounting for a cloud computing arrangement that is a service contract. The amendments under ASU No. 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU No. 2018 15 to have a material impact on its results of operations, financial position, or cash flows.

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

The Company assessed the Antengene arrangement in accordance with ASC 606 and concluded that the contract counterparty, Antengene, is a customer. The Company identified the following material promises under the contract: (i) exclusive licenses for each Antengene Licensed Compound, (ii) initial data transfers for each Antengene Licensed Compound, which consisted of regulatory data compiled by the Company for the Antengene Licensed Compounds as of the Antengene Effective Date, and (iii) obligations to stand-ready to provide an initial clinical supply for each Antengene Licensed Compound. The Company also identified immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups. Separately, the Company also identified certain customer options that would create an obligation for the Company if exercised by Antengene, including (i) additional data transfers for each Antengene Licensed Compound, which would consist of the transfer of additional regulatory data compiled by the Company for each Antengene Licensed Compound after the Antengene Effective Date, (ii) obligations to provide additional clinical supply and related substance supply for each Antengene Licensed Compound upon request by Antengene, (iii) manufacturing technology transfers and licenses for each Antengene Licensed Compound under the Antengene Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds (the “Antengene Transfer Options”). The Antengene Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Antengene License Agreement. Finally, the Company also identified certain other customer options that would create a manufacturing obligation for the Company if exercised by Antengene, including for commercial supply. These options do not represent a material right, as they are not offered at a significant and incremental discount.

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

The Company further determined that the up-front payment of $11,703 constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the four Antengene Combined License Obligations for selinexor, eltanexor, KPT-9274 and verdinexor. In connection therewith, the Company also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the $11,703 transaction price amongst the Antengene Combined License Obligations as follows: $9,363 for selinexor, $1,053 for eltanexor, $1,053 for KPT-9274, and $234 for verdinexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11,703 up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, the Company would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through September 30, 2018, because the amounts were fully constrained as of September 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

Through September 30, 2018, the Company has recognized no revenue under the Antengene License Agreement. Revenue will be recognized for (i) the Antengene Combined License Obligation for selinexor once the initial clinical supply of selinexor is delivered, which is currently expected to occur before December 31, 2018. Revenue will be recognized for (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for KPT-9274, and (iv) the Antengene Combined License Obligation for verdinexor once the Company’s completes both initial data transfer and the promise to stand-ready to provide initial clinical supply of the Antengene Licensed Compound in the future is fulfilled. The Company currently expects such promises will be fulfilled more than 12 months from the balance sheet date of September 30, 2018. Accordingly, and as of September 30, 2018, the entire $11,703 upfront payment represents a contract liability, (i) $9,363 of which was included in deferred revenue and is classified as a current liability in the condensed consolidated balance sheet and (ii) $2,340 of which was included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

Biogen Asset Purchase Agreement

On January 24, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).

Under the terms of the APA and Letter Agreement, the Company sold to Biogen exclusive worldwide rights to develop and commercialize the Company’s oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (“ALS”) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of the Company’s intellectual property to manufacture or have manufactured KPT-350 (the “Manufacturing License”), (ii) a technology transfer package, consisting of information and the Company’s know-how regarding the manufacture of KPT-350 (the “Manufacturing Technology Transfer”), (iii) a right, at Biogen’s request, to have the Company provide transition assistance regarding manufacturing and other matters (the “Transition Assistance”), (iv) existing inventory of KPT-350 (the “Inventory”), (v) an initial supply of KPT-350 (the “Initial Supply”), and (vi) a right, at Biogen’s request, to have the Company manufacture and supply the active pharmaceutical ingredient for an additional supply of KPT-350 (the “Additional Supply”). In consideration for these rights, the Company received an upfront payment of $10,000, and is eligible to receive additional payments of up to $142,000 based on the achievement by Biogen of future specified development milestones, and up to $65,000 based on the achievement by Biogen of future specified commercial milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. The Company identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. The Company also identified immaterial promises under the contract that were not deemed performance obligations. The Company further determined that other promises for Additional Supply and Transition Assistance represented customer options, which would create an obligation for the Company if exercised by Biogen. Since no additional or material consideration is owed to the Company by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, the Company determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement. The Company then determined that the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, the Company identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance.

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

Upon execution of the APA, the transaction price included only the $10,000 up-front payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of September 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

During the nine months ended September 30, 2018, the Company recognized $10,000 of revenue, as it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods during the first quarter of 2018.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ono, is a customer. The Company identified the following material promises under the contract: (i) the Ono Exclusive License for selinexor and eltanexor, (ii) initial data transfer for selinexor and eltanexor, which consisted of regulatory data compiled by the Company for the licensed compounds and products as of the Ono Effective Date, (iii) initial clinical supply for selinexor, which consisted of units of clinical supply for Ono to conduct its Phase I Trial, and (iv) an obligation to stand-ready to provide initial clinical supply for eltanexor. The Company also identified immaterial promises under the contract relating to information exchanges, and participation on operating committees and other working groups. Separately, the Company also identified certain customer options that would create an obligation for the Company if exercised by Ono, including the (i) additional data transfer for selinexor and eltanexor, which would consist of the transfer of additional regulatory data compiled by the Company for the licensed compounds and products after the Ono Effective Date, (ii) additional clinical supply and related substance supply for selinexor and eltanexor, which would consist of supplying Ono with units and substance of selinexor and eltanexor incremental to the initial clinical supply for selinexor and the obligation to stand-ready to provide initial clinical supply for eltanexor, as noted above, (iii) manufacturing technology transfer and license for selinexor and eltanexor under the Ono Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Ono’s option to select a replacement compound in the event it elects to discontinue the development of either of the licensed compounds (the “Ono Transfer Options”). The Ono Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Ono License Agreement. The Company also identified certain other customer options that would create a manufacturing obligation for the Company if exercised by Ono, including commercial supply. This option is referred to herein as the “Ono Manufacturing Option.” The Ono Manufacturing Option does not represent a material right, as it is not offered at a significant and incremental discount.

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

The Company further determined that the up-front payment of ¥2.5 billion (US$21,916 on the date received) constituted the entirety of the consideration to be included in the transaction price at contract inception, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the Ono Combined License Obligation for selinexor and the Ono Combined License Obligation for eltanexor. In connection therewith, the Company estimated the standalone selling price for each of the material rights within the Ono Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the ¥2.5 billion (US$21,916 on the date received) upfront transaction price between the Ono Combined License Obligations as follows: $19,724 for selinexor and $2,192 for eltanexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received) up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of

September 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19,724 was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once the Company’s stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of September 30, 2018, $2,192 of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

Given the determination that the license rights conveyed to Ono lacked standalone value from the initial clinical supply of product required for Ono to obtain benefit from the rights granted and the fact that no initial clinical supply had been provided to Ono as of December 31, 2017, the Company concluded that no revenue should be recognized under ASC 605. Arrangement consideration at the inception of the arrangement included the ¥2.5 billion (US$21,916 on the date received) upfront payment. All other forms of consideration such as milestones and royalties, were considered contingent consideration, with no amount allocable to deliverables at the inception of the arrangement. The Company concluded that the contingent consideration would be recognized when the underlying contingencies have been resolved, assuming all other revenue recognition criteria are met. As the accounting treatment for this agreement did not materially differ under ASC 605 and ASC 606, and no revenue was recognized under the Company’s previous accounting policy through December 31, 2017, no transition adjustment was recorded to the opening balance of accumulated deficit as of January 1, 2018. Accordingly, the upfront payment of ¥2.5 billion (US$21,916 on the date received), which represents a contract liability, was also included in deferred revenue as of December 31, 2017.

MMRF Research Agreement

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation (“MMRF”). Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the quarter ended September 30, 2018, the Company paid approximately $278 to MMRF, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the Ono License Agreement, the Company paid to MMRF $1,972 of the upfront cash payment from Ono in the year ended December 31, 2017. The Company will be obligated to pay a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in the Company’s condensed consolidated statement of operations. As of September 30, 2018, a maximum of $3,750 in potential future obligations to MMRF are remaining under the MMRF research agreement.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Anivive, is a customer. The Company identified the following material promises under the contract, the Anivive Exclusive License and the technology transfer, which consisted of regulatory data compiled by the Company for the licensed compound and product as of the Anivive Effective Date. The Company also identified immaterial promises under the contract that were not deemed performance obligations, including participating on a product advisory committee and sharing regulatory matter information. The Company further determined that other promises for (i) transfer of additional technology in the future, if developed by the Company, and (ii) facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers represented customer options, would create an obligation for the Company if exercised by Anivive. Since no additional or immaterial consideration is owed to the Company by Anivive upon exercise of the customer options noted, the Company determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement.

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

The Company further determined that the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Anivive Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers, and determined that the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, the Company further determined that the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all the $1,250 transaction price should be allocated to the Anivive Combined License Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration to be included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of September 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

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

4. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at September 30, 2018 and December 31, 2017.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$70,876	$70,876	$—	$—
Investments:
Current:
Corporate debt securities	87,205	—	87,205	—
Commercial paper	8,988	—	8,988	—
U.S. government and agency securities	2,477	—	2,477	—
Certificates of deposit	6,500	—	6,500	—
Non-current:
Corporate debt securities (one to two year maturity)	4,804	—	4,804	—

	$180,850	$70,876	$109,974	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$41,805	$41,805	$—	$—
Investments:
Current:
Corporate debt securities	66,253	—	66,253	—
Commercial paper	6,720	—	6,720	—
Certificates of deposit	2,500	—	2,500	—
U.S. government and agency securities	1,999	—	1,999	—
Non-current:				—
Corporate debt securities (one to two year maturity)	26,916	—	26,916	—
U.S. government securities and agency securities	2,480	—	2,480	—

	$148,673	$41,805	$106,868	$—

5. Investments

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale, as of September 30, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$87,317	$6	$(118)	$87,205
Commercial paper	8,988	—	—	8,988
U.S. government and agency securities	2,500	—	(23)	2,477
Certificates of deposit	6,500	—	—	6,500
Non-current:
Corporate debt securities (one to two year maturity)	4,817	—	(13)	4,804

	$110,122	$6	$(154)	$109,974

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale, as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$66,384	$—	$(131)	$66,253
Commercial paper	6,719	1	—	6,720
Certificates of deposit	2,500	—	—	2,500
U.S. government and agency securities	2,000	—	(1)	1,999
Non-current:
Corporate debt securities (one to two year maturity)	27,018	2	(104)	26,916
U.S. government and agency securities	2,500	—	(20)	2,480

	$107,121	$3	$(256)	$106,868

At September 30, 2018 and December 31, 2017, the Company held 41 and 54 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2018 and December 31, 2017 was $81,222 and $96,623, respectively. As of September 30, 2018, 6 corporate debt securities with a fair value of $12,246 had been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $35 related to these corporate debt securities are included in accumulated other comprehensive loss as of September 30, 2018. As of December 31, 2017, no securities had been in a continuous unrealized loss position for more than 12 months.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at September 30, 2018 and December 31, 2017 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life Years	September 30, 2018	December 31, 2017
Laboratory equipment	4	$593	$593
Furniture and fixtures	5	601	381
Office and computer equipment	3	408	378
Construction in process	N/A	491	—
Leasehold improvements	Lesser of useful life or lease term	3,920	3,391

		6,013	4,743
Less accumulated depreciation and amortization		(3,099)	(2,558)

		$2,914	$2,185

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Research and development costs	$18,118	$16,198
Payroll and employee-related costs	7,349	3,982
Professional fees	3,443	972
Other	245	293

	$29,155	$21,445

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2018	2017
Outstanding stock options	8,962,643	7,049,007
Unvested restricted stock units	25,000	425,850

9. Stock-based Compensation

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,019,083	$13.77	7.4	$11,897
Granted	3,232,350	$13.11
Exercised	(458,989)	$4.91
Canceled	(829,801)	$15.12

Outstanding at September 30, 2018	8,962,643	$13.86	7.5	$50,973

Exercisable at September 30, 2018	4,329,028	$15.52	6.0	$27,085

Total stock-based compensation expense related to stock options for the nine months ended September 30, 2018 and 2017 was $12,779 and $13,140, respectively.

As of September 30, 2018, there was $36,766 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

During the year ended December 31, 2017, the Company granted RSUs with service conditions that vest provided that the employee remains employed with the Company (“Time-Based RSUs”). The following is a summary of Time-Based RSU activity under the 2013 Stock Incentive Plan for the nine months ended September 30, 2018:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	30,000	$10.52
Granted	—	—
Forfeited	—	—
Vested	(5,000)	10.27

Unvested at September 30, 2018	25,000	$10.57

The total stock-based compensation expense related to Time-Based RSUs for the nine months ended September 30, 2018 and 2017 was $118 and $2,243, respectively. As of September 30, 2018, there was $134 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 1.0 years.

Separately, and during the year ended December 31, 2017, the Company granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”). During the nine months ended September 30, 2018, the Company recognized $180 of stock-based compensation expense related to a portion of the Performance-Based RSUs when the associated performance goal became probable of achievement in the first quarter and was achieved in the second quarter. The remaining 98,800 Performance-Based RSUs were forfeited in July 2018 when the performance goal was not achieved.

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

For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $301 and $152, respectively. As of September 30, 2018, 390,107 shares of the Company’s common stock remained available for issuance under the ESPP. As of September 30, 2018, there was $48 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

10. Commitments and Contingencies

In 2014, the Company entered into an operating lease and subsequent amendment to lease approximately 46,167 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2022. The lease provided the Company with an allowance for improvements of $1,616 which was incurred in the first quarter of 2015. In February 2018, the lease was amended to extend the term of the lease to September 30, 2025 and expand the leased premises to approximately 62,143 square feet. In June 2018, the lease was further amended to expand the premise to a total of approximately 98,502 square feet with no change in lease term. The 2018 lease amendments provided the Company with an allowance for improvements of $2,131, of which $1,014 was incurred during the nine months ended September 30, 2018.

The Company evaluated the lease amendments and determined that the classification of the lease as an operating lease had not changed, and that the amendments did not constitute a new lease. As such, the unamortized balances of the existing deferred rent and tenant improvement allowances, along with the additions to deferred rent and tenant improvement allowances, will be amortized through September 30, 2025. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, accordingly. Finally, the Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $550. The amount is classified within non-current restricted cash on the condensed consolidated balance sheet.

In November 2014, the Company signed a five-year operating lease agreement in Munich, Germany for approximately 3,681 square feet of office space. The lease is for the period February 2015 through January 2020. Pursuant to the lease agreement, the Company is obligated to make aggregate rent payments of €374 (approximately US$434) through January 31, 2020. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments.

The Company recorded rent expense totaling $895 and $296 for the three months ended September 30, 2018 and 2017, respectively, and $1,700 and $894 for the nine months ended September 30, 2018 and 2017, respectively.

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

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (as amended on November 7, 2016 and December 1, 2017, the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company issued and sold through Cantor an aggregate of 9,172,159 shares of the Company’s common stock, for net proceeds of approximately $89,053. On August 2, 2018, the Company delivered written notice to Cantor terminating the Sales Agreement effective August 12, 2018. Under the Sales Agreement, Cantor sold shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company paid Cantor a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock pursuant to the Sales Agreement and provided Cantor with customary indemnification and contribution rights.

Open Market Sale Agreement

On August 17, 2018, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000 (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the Open Market Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company may sell the Open Market Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Open Market Sale Agreement, but it has no obligation to sell any of the Open Market Shares in the Open Market Offering.

The Company or Jefferies may suspend or terminate the offering of Open Market Shares upon notice to the other party and subject to other conditions. The Company has agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Open Market Shares in the amount of up to 3.0% of gross proceeds from the sale of the Open Market Shares pursuant to the Open Market Sale Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The Company has not sold any shares to date under the Open Market Sale Agreement.

12. Subsequent Event

On October 16, 2018 the Company completed an offering of $150,000 aggregate principal amount of the Company’s 3.00% convertible senior notes due 2025 (the “Notes”). In addition, on October 26, 2018, the Company issued an additional $22,500 aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The net proceeds from the sale of the Notes was approximately $166,900, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company.

The Notes are governed by the terms of an indenture (the “Indenture”) between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to October 15, 2022, the Company may not redeem the Notes. On or after October 15, 2022, the Company may redeem for cash all or a portion of the Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 63.0731 shares per $1 principal amount of Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events as provided in the Indenture but will not be adjusted for any accrued and unpaid interest. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election (subject to, and in accordance with, the settlement provisions of the Indenture).

Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2025 only upon the occurrence of certain circumstances. On or after July 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may convert the Notes at any time.

The conversion rate is subject to customary anti-dilution adjustments. In addition, if certain corporate events described in the Indenture occur prior to the maturity date, the Company will increase the conversion rate for a holder that elects to convert its Notes in connection with such corporate event in certain circumstances. Furthermore, calling any Note for redemption will result in an increase in the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption in certain circumstances.

If the Company undergoes a “fundamental change,” as defined in the Indenture, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare the principal amount of the Notes to be immediately due and payable.

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. To date, over 2,800 patients have been treated with oral selinexor in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

On August 6, 2018, we announced the completion of the rolling submission of a New Drug Application (NDA) to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma as a result of the positive outcome from the expanded cohort for the STORM study. On October 5, 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act (PDUFA). In its acceptance letter, the FDA stated that it is currently planning to hold an advisory committee meeting to discuss this NDA. We also plan to submit a Marketing Authorization Application to the European Medicines Agency in early 2019 with a request for conditional approval.

We expect to provide top-line data from the SADAL study by the end of 2018, top-line data from the BOSTON study in 2019 and top-line data from the Phase 3 portion of the SEAL study by the end of 2019. We are also establishing the commercial infrastructure to support a potential launch of selinexor in the United States, and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States. To date, we have financed our operations principally through private placements of our preferred stock and convertible notes, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of September 30, 2018, we had an accumulated deficit of $615.5 million. We had net losses of $48.1 million and $30.6 million for the three months ended September 30, 2018 and 2017, respectively, and net losses of $120.2 million and $89.9 million for the nine months ended September 30, 2018 and 2017, respectively. We have not generated any revenue to date from the sales of any drugs.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
License and other revenue	$239	$—	$239	N/A
Operating expenses:
Research and development	36,427	25,237	11,190	44%
General and administrative	12,966	5,818	7,148	123%

Loss from operations	(49,154)	(31,055)	(18,099)	58%
Other income, net	1,085	428	657	154%

Loss before income taxes	(48,069)	(30,627)	(17,442)	57%
Income tax provision	(14)	(13)	(1)	8%

Net loss	$(48,083)	$(30,640)	$(17,443)	57%

License and Other Revenue. We recognized revenue in the three months ended September 30, 2018 pursuant to our providing of additional clinical supply to Biogen MA Inc. (Biogen) under the Asset Purchase Agreement (APA) with Biogen as well as grant revenue pursuant to a government grant arrangement during the three months ended September 30, 2018.

Research and Development Expense. Research and development expense increased approximately $11.2 million to $36.4 million for the three months ended September 30, 2018 from approximately $25.2 million for the three months ended September 30, 2017. The increase is primarily related to:

•	an increase of $4.0 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $3.4 million in consulting and professional expense related to the preparation and submission of our NDA filing;

•	an increase of $2.0 million in other miscellaneous research and development costs; and

•	an increase of $1.8 million in clinical trial costs, primarily related to the selinexor program.

We expect our research and development expenses to continue to increase for the full year 2018 compared with the prior year as we continue spending on our development programs and clinical trials, including the continued clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma as a result of our positive outcome from the expanded cohort of the STORM study. On October 5, 2018, the FDA accepted for filing our NDA. We also plan to submit a Marketing Authorization Application to the European Medicines Agency in early 2019 with a request for conditional approval.

General and Administrative Expense. General and administrative expense increased approximately $7.1 million to $13.0 million for the three months ended September 30, 2018 from approximately $5.8 million for the three months ended September 30, 2017. The increase is primarily related to:

•	an increase of $2.5 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $1.5 million in commercial related activities;

•	an increase of $1.5 million in consulting and professional costs;

•	an increase of $1.0 million in occupancy costs; and

•	an increase of $0.5 million in other administrative costs.

We expect general and administrative expenses to increase in the future in support of our expanding commercial and operating activities.

Other Income, net. Other income, net, increased approximately $0.7 million to $1.1 million for the three months ended September 30, 2018 from approximately $0.4 million for the three months ended September 30, 2017. The increase is primarily due to increased investment returns resulting from a general increase in interest rates and an increase in our investment balances as a result of the follow-on offering in May 2018.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
License and other revenue	$30,130	$71	$30,059	N/A
Operating expenses:
Research and development	122,482	72,440	50,042	69%
General and administrative	30,076	18,717	11,359	61%

Loss from operations	(122,428)	(91,086)	(31,342)	34%
Other income, net	2,240	1,196	1,044	87%

Loss before income taxes	(120,188)	(89,890)	(30,298)	34%
Income tax provision	(9)	(54)	45	(83)%

Net loss	$(120,197)	$(89,944)	$(30,253)	34%

License and Other Revenue. Revenue for the nine months ended September 30, 2018 was $30.1 million compared to $0.1 million for the nine months ended September 30, 2017. We recognized revenue pursuant to the APA with Biogen, a license arrangement with Ono Pharmaceutical Co., Ltd. (Ono) and a government grant arrangement during the nine months ended September 30, 2018, in comparison to only recognizing revenue pursuant to a government grant during the nine months ended September 30, 2017.

Research and Development Expense. Research and development expense increased approximately $50.0 million to $122.5 million for the nine months ended September 30, 2018 from approximately $72.4 million for the nine months ended September 30, 2017. The increase is primarily related to:

•	an increase of $21.6 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $11.2 million in consulting and professional expense related to the preparation and submission of our NDA filing;

•	an increase of $9.0 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $6.3 million in miscellaneous other research and development costs; and

•	an increase of $2.0 million related to our obligation to pay a portion of upfront fees received from certain of our license agreements to a third party.

General and Administrative Expense. General and administrative expense increased approximately $11.4 million to $30.1 million for the nine months ended September 30, 2018 from approximately $18.7 million for the nine months ended September 30, 2017. The increase is primarily related to:

•	an increase in consulting and professional costs of $3.7 million, primarily related to commercial readiness and compliance;

•	an increase of $3.1 million in personnel costs, primarily due to increased headcount and related onboarding costs;

•	an increase of $1.9 million in commercial related activities;

•	an increase of $1.5 million in occupancy costs; and

•	an increase of $1.1 million in other administrative costs.

Other Income, net. Other income, net, increased approximately $1.0 million to $2.2 million for the nine months ended September 30, 2018 from approximately $1.2 million for the nine months ended September 30, 2017. The increase is primarily due to increased investment returns resulting from a general increase in interest rates and an increase in our investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated any material revenues. We have financed our operations to date principally through private placements of our preferred stock and convertible notes, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities.

As of September 30, 2018, we had $211.6 million in cash, cash equivalents and short- and long-term investments compared to $175.9 million in cash, cash equivalents and short- and long-term investments as of December 31, 2017.

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of our 3.00% convertible senior notes due 2025 (the Notes). In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was approximately $166.9 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

In August 2018, we entered into an open market sale agreement (Open Market Sale Agreement) with Jefferies LLC, as agent, relating to an “at-the-market” offering, pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $75.0 million. To date there have been no sales pursuant to the Open Market Sale Agreement.

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

We are party to a research agreement with the Multiple Myeloma Research Foundation (MMRF). Under this research agreement, we are obligated to make certain payments to MMRF, including if we out-license selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the quarter ended September 30, 2018, we paid approximately $0.3 million of the Antengene upfront cash payment to MMRF, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the license agreement with Ono (Ono License Agreement), we paid to MMRF approximately $2.0 million of the upfront cash payment from Ono in the year ended December 31, 2017. We will be obligated to pay MMRF a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in our condensed consolidated statement of operations. As of September 30, 2018, a maximum of $3.8 million in future obligations are remaining under the MMRF agreement.

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

On October 11, 2017 (Ono Effective Date), we entered into the Ono License Agreement, pursuant to which we granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and eltanexor for the diagnosis, treatment and/or prevention of all human oncology indications in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (Ono Territory). Pursuant to the terms of the Ono License Agreement, we received an upfront payment of ¥2.5 billion (US$21.9 million on the date received), and could receive up to ¥10.15 billion (US$90.5 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (US$80.2 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory.

In December 2015, we entered into a sales agreement (as amended on November 7, 2016 and December 1, 2017, the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), relating to an “at-the-market” offering, pursuant to which we issued and sold 9,172,159 shares of our common stock for net proceeds of approximately $89.1 million. On August 2, 2018, we delivered written notice to Cantor terminating the Sales Agreement effective on August 12, 2018.

We expect that our cash, cash equivalents and short- and long-term investments as of September 30, 2018, totaling $211.6 million, in addition to the estimated $166.9 million of net proceeds that we raised in the private placement of the Notes in October 2018, will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(110,945)	$(68,179)
Net cash (used in) provided by investing activities	(4,554)	20,009
Net cash provided by financing activities	148,333	52,786
Effect of exchange rate changes	(9)	181

Net increase in cash, cash equivalents and restricted cash	$32,825	$4,797

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily driven by an increase in our net loss due to an increase in our operating expenses and a decrease of approximately $9.1 million in deferred revenue, which was primarily attributable to recognizing $19.7 million of the upfront payment received under the Ono License Agreement in 2017, partially offset by the $11.7 million upfront payment received under the Antengene License Agreement in June 2018.

Investing activities. The net cash used in investing activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily reflects an increase in purchases of investments and property and equipment of $23.6 million and $1.3 million, respectively.

Financing activities. The net cash provided by financing activities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, reflects an increase of $95.5 million primarily related to net proceeds of $145.7 million from our follow-on offering in May 2018 as compared to net proceeds of $37.9 million from our follow-on offering in April 2017 and net proceeds of $14.4 million from the sale of shares of common stock in April 2017 as part of our “at-the-market” offering under the Sales Agreement.

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

We expect that our cash, cash equivalents and short- and long-term investments as of September 30, 2018, totaling $211.6 million, in addition to the estimated $166.9 million of net proceeds we raised in the private placement of the Notes in October 2018, will be sufficient to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our need for additional funds thereafter may be partially offset by: (i) cash generated from sales of drugs if selinexor receives accelerated approval and we successfully commercialize selinexor in the United States and (ii) from potential future payments related to collaboration or license arrangements. However, our future capital requirements will depend on many factors, including:

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

•

the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we seek marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that may not become commercially available in the near term or at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations

As of September 30, 2018, there have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K, except as described below.

In February 2018 and June 2018, we executed separate amendments to the operating lease at our Newton, Massachusetts facility. In aggregate, these amendments increased our leased space by 52,335 square feet and extended the term of the lease from September 30, 2022 to September 30, 2025.

As of September 30, 2018, the total minimum future rent payments under the lease agreements are as follows (in thousands):

Remainder of 2018	$433
2019	2,983
2020	3,208
2021	3,277
2022	3,447
2023	3,718
Thereafter	6,735

Total future minimum lease payments	$23,801

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes are our senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election (subject to, and in accordance with, the settlement provisions of the indenture).

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $212.3 million as of September 30, 2018. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and eventual commercialization of selinexor.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, we released top-line results from the expansion of our Selinexor Treatment of Refractory Myeloma (STORM) study in April and September 2018. While we believe the results we have observed to date are positive, there can be no assurance that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

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

To date, we have had several discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies currently underway. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. On October 5, 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act, or PDUFA. In its acceptance letter, the FDA stated that it is currently planning to hold an advisory committee meeting to discuss this NDA. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and a primary endpoint of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we are doing in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study.

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

In addition, in March 2017, the FDA notified us that it had placed the clinical trials under our IND for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. The partial clinical hold was due to incomplete information in the existing version of the investigator’s brochure, including an incomplete list of serious adverse events, or SAEs, associated with selinexor, and not as a result of any new information regarding the safety profile of selinexor. The partial clinical holds on the clinical trials of selinexor were lifted by the FDA Division of Hematology Products (effective March 30, 2017), Division of Oncology Products 1 (effective April 5, 2017) and Division of Oncology Products 2 (effective March 31, 2017). However, if in the future we are delayed in addressing, or unable to address, any concerns of the FDA or other regulators, we could be delayed or prevented from enrolling patients in our clinical trials.

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

Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Also, even though selinexor has generally been well-tolerated by patients in our clinical trials to date, in some cases there were adverse events, or AEs, some of which were serious. The most common drug-related AEs were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. A small percentage of patients have withdrawn from our clinical trials as a result of AEs. A small percentage of patients across our clinical trials have experienced SAEs deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We are in the process of establishing a sales and marketing infrastructure and our company has not previously sold or marketed pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale and marketing of our drug candidates. We are currently establishing the commercial infrastructure to support a potential launch of selinexor in the United States, and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States.

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

Risks Related to Our Financial Position, Convertible Senior Notes and Need for Additional Capital

We have incurred significant losses since inception. We expect to continue to incur losses in the future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $120.2 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $615.5 million. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock and convertible notes, proceeds from our initial public offering and follow-on offerings of common stock and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. Even if we are able to commercialize one of our drug candidates for the treatment of human disease in the near future, we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents and short- and long-term investments, in addition to the net proceeds we raised in the private placement of our 3.00% Convertible Senior Notes due 2025, or the Notes, in October 2018, will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

We incurred $172.5 million of indebtedness as a result of the sale of the Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future.

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to pay the principal of or interest and additional interest, if any, on the Notes or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Notes or other future indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or other future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes for cash upon a fundamental change, to pay the redemption price for any Notes we redeem or to refinance the Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any. In addition, upon conversion, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy the conversion in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes, pay cash amounts due upon conversion or redemption of the Notes or refinance the Notes. In addition, our ability to repurchase the Notes, to pay cash upon conversion or redemption of the Notes or to refinance the Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net loss in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the market price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently eligible to be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Notes and could materially reduce our reported working capital.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of a New Drug Application, or NDA, from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. On October 5, 2018, the FDA accepted for filing our NDA, granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In its acceptance letter, the FDA stated that it is currently planning to hold an advisory committee meeting to discuss this NDA. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. We are using the data from our expanded STORM study to support a request that the FDA consider granting accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. On October 5, 2018, the FDA accepted for filing our NDA and also granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. However, the FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the FDA taking action on our accelerated approval submission, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. Although we believe that the STORM study design and the expansion in the penta-refractory patient group present an opportunity for us to request that the FDA grant accelerated approval, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

A fast track designation or breakthrough therapy status by the FDA is not assured and, in any event, may not actually lead to a faster development or regulatory review or approval process and, moreover, would not assure FDA approval of our product candidates.

We may be eligible for fast track designation or breakthrough therapy status for product candidates that we develop. If a product is intended for the treatment of a serious or life-threatening disease or condition and the product demonstrates the potential to address unmet medical needs for this disease or condition, the product sponsor may apply for FDA fast track designation. Additionally, a product candidate may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate will be approved by the FDA.

In April 2018, the FDA granted fast track designation to selinexor for the treatment of patients with multiple myeloma who have received at least three prior lines of therapy that include regimens comprised of an alkylating agent, a glucocorticoid, Velcade® (bortezomib), Kyprolis® (carfilzomib), Revlimid® (lenalidomide), Pomalyst® (pomalidomide) and Darzalex® (daratumumab) and whose disease is refractory to at least one proteasome inhibitor (Velcade or Kyprolis), one immunomodulatory agent (Revlimid or Pomalyst), glucocorticoids and to Darzalex, as well as to the most recent therapy. In addition, in November 2018, the FDA granted fast track designation to selinexor for the treatment of patients with relapsed or refractory DLBCL who have received at least two prior therapies and are not eligible for high dose chemotherapy with stem cell rescue or chimeric antigen receptor T-Cell (CAR-T) therapy. However, even with these fast track designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that selinexor will be approved by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. On August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with penta-refractory multiple myeloma. On October 5, 2018, the FDA accepted for filing our NDA and granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In addition, we may request priority review in the future for our product candidates in other indications. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, of individuals in the European Union is governed by the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018. It imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States. Failure to comply with the requirements of the GDPR may result in fines of up to 20 million Euros or four percent of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages. The GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to change our business practices or put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects, and despite our efforts, there is a risk that we may be subject to fines, litigation, and reputational harm in connection with our European activities.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 49 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, four patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Competitors or commercial supply companies or others may infringe our patents and other intellectual property rights. For example, we are aware of third parties selling a version of our lead product candidate for research purposes, which may infringe our intellectual property rights. To counter such infringement, we may advise such companies of our intellectual property rights, including, in some cases, intellectual property rights that provide protection for our lead product candidates, and demand that they stop infringing those rights. Such demand may provide such companies the opportunity to challenge the validity of certain of our intellectual property rights, or the opportunity to seek a finding that their activities do not infringe our intellectual property rights. We may also be required to file infringement actions, which can be expensive and time-consuming. In an infringement proceeding, a defendant may assert and a court may agree with a defendant that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the intellectual property at issue. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

As of October 25, 2018, four of our trademarks are registered in the United States. We also have six pending intent-to-use applications in the United States, one of which has been allowed, meaning that we can perfect our registration when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for six trademarks (potential drug names for selinexor). Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. Applications for one of those marks (XPOVIO) have been filed in an additional eight jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

As of September 30, 2018, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $4.83. On November 2, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market was $11.24 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 60,664,857 shares outstanding as of September 30, 2018. Of such shares, at least 11.2 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market.

Moreover, holders of an aggregate of at least 9.5 million shares of our common stock as of September 30, 2018 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

Item 6. Exhibits.

Exhibit Number		Form	Incorporated by Reference			Provided Herewith
	Description of Exhibit		File Number	Date of Filing	Exhibit Number

10.1	Open Market Sale AgreementSM, dated August 17, 2018, by and between Karyopharm Therapeutics Inc. and Jefferies LLC.	8-K	001-36167	August 17, 2018	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 8, 2018	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 8, 2018	By:	/s/ MICHAEL F. FALVEY
Michael F. Falvey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)