Form 10-K
period 2018-12-31
Karyopharm Therapeutics Inc.
filed 2019-02-28
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2018 was approximately $820,964,429. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 15, 2019: 60,856,091.

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2019 in connection with our 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. Oral selinexor is being evaluated in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma.

During 2018, we reported positive top-line data from the STORM and SADAL studies as well as updated interim data for the STOMP and SEAL studies. As a result of the positive top-line results from the STORM and SADAL studies, we are pursuing or plan to pursue marketing approvals for selinexor in the United States and Europe.

Following the positive outcome from the expanded cohort for the STORM study, in August 2018, we announced the completion of the rolling submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. Patients with penta-refractory multiple myeloma have previously received the two proteasome inhibitors (PIs), Velcade® (bortezomib) and Kyprolis® (carfilzomib), the two immunomodulatory drugs (IMiDs), Revlimid® (lenalidomide) and Pomalyst® (pomalidomide), and the anti-CD38 monoclonal antibody Darzalex® (daratumumab), as well as alkylating agents; their disease is refractory to glucocorticoids, at least one PI and at least one IMiD, Darzalex®; and their disease has progressed following their most recent therapy. The FDA previously granted orphan drug designation and fast track designation to selinexor for the treatment of patients with penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act (PDUFA).

We also announced the submission of a Marketing Authorization Application to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval. The EMA’s Committee for Medicinal Products for Human Use (CHMP) has granted accelerated assessment for the selinexor Marketing Authorization Application. An accelerated assessment is granted to products deemed by the CHMP to be of major interest for public health and represent therapeutic innovation. Accelerated assessments may reduce the active review time of an MAA from the standard 210 days down to 150 days once it has been validated by the EMA.

On February 26, 2019, the FDA convened its Oncologic Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. The proposed indication discussed at the ODAC meeting was for selinexor in combination with dexamethasone for the treatment of patients with refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. In January 2019, we announced the completion of enrollment of our BOSTON study, and we anticipate top-line data from the BOSTON study at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol.

Provided that marketing approval is granted by the FDA, we plan to commercialize selinexor in the United States as a treatment of patients in the approved indication as early as the first half of 2019. We are completing the development of our U.S. commercial capabilities to support a potential launch of selinexor in the United States and recently hired our U.S. sales force and expanded our marketing and market access teams. We will either work with existing and potential partners to establish a commercial infrastructure outside the United States or may, in certain geographies, elect to establish the commercial infrastructure ourselves.

Based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T (CAR-T) cell therapy and intend to work with the FDA to determine the appropriate timeline for the submission. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. We also plan to submit a Marketing Authorization Application to the EMA with a request for conditional approval.

In addition to selinexor, we are also advancing a pipeline of novel drug candidates: our other oral SINE compounds eltanexor (KPT-8602) and verdinexor (KPT-335) as well as our oral dual PAK4/NAMPT inhibitor, KPT-9274. We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, colorectal cancer, and metastatic castration-resistant prostate cancer. We began clinical testing of KPT-9274 in patients with lymphoma or solid tumors during 2016. Verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications as well as lymphoma in companion animals.

Commercial Readiness

During 2018 and early 2019, in preparation for a potential commercial launch of selinexor in the United States subject to marketing approval by the FDA, we had:

•

expanded our organization with approximately 90 new employees deployed in customer facing activities, with broad experience and expertise in sales, marketing, patient access and product reimbursement and distribution with a focus on oncology; and

•

developed our commercial capabilities with implementation of systems and infrastructure to support our commercial sales organization and patient-focused programs and appropriate quality systems and compliance policies, systems and procedures.

Following our discussions with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor, we may re-evaluate the investment in our U.S. commercial capabilities.

Summary of Clinical Development

Oral selinexor is being evaluated in multiple later-phase clinical trials in patients with hematological and solid tumor malignancies, often in the relapsed and/or refractory setting. In general, relapsed disease refers to disease that progresses following the expiration of a specified period of time after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within a specified period of time after discontinuation of therapy. To date, oral selinexor has been administered to patients across company- and investigator-sponsored clinical trials; the vast majority of these patients have very heavily pretreated, relapsed or refractory disease. Evidence of single-agent anti-cancer activity has been observed in many patients and selinexor has been sufficiently well-tolerated to allow several of these patients to remain on therapy for prolonged periods.

During 2018, we reported several important clinical data sets for selinexor and executed on our plan to pursue a clinical development initiative focused on obtaining our first regulatory approval for selinexor in multiple myeloma. This strategy is based on the positive results from our Phase 2b STORM study. The STORM study is a single-arm clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone in patients with penta-refractory multiple myeloma. Patients with penta-refractory multiple myeloma have previously received the two PIs, Velcade® (bortezomib) and Kyprolis® (carfilzomib), the two IMiDs, Revlimid® (lenalidomide) and Pomalyst® (pomalidomide), and the anti-CD38 monoclonal antibody Darzalex® (daratumumab), as well as alkylating agents; their disease is refractory to glucocorticoids, at least one PI and at least one IMiD, Darzalex®; and their disease has progressed following their most recent therapy.

Based on the results of the clinical data set for Part 1 of the STORM study, which we reported in 2016, we expanded the STORM study, designated Part 2, which enrolled 122 heavily pretreated patients with penta-refractory multiple myeloma. During 2018, we reported the clinical data set from Part 2 of the STORM study in which selinexor demonstrated a compelling overall response rate, median duration of response and survival rates and a predictable and manageable tolerability profile. We believe the clinical data set from Part 2 of the STORM study supports our request for accelerated approval for selinexor as a new treatment for patients.

In April 2018, the FDA granted fast track designation to selinexor for the treatment of patients with penta-refractory multiple myeloma, which indicates that the cohort of patients evaluated in the STORM study represents an unmet medical need, meaning there is no standard of care therapy known to be effective in this population. In August 2018, we announced the completion of the rolling submission of our NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results from Part 2 of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the PDUFA. We also announced the submission of a Marketing Authorization Application to the EMA in January 2019 with a request for conditional approval. The EMA’s CHMP has granted accelerated assessment for the selinexor Marketing Authorization Application.

On February 26, 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. In January 2019, we announced the completion of enrollment of our BOSTON study, and we anticipate top-line data from the BOSTON study at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol.

The STOMP study, a multi-arm clinical trial in patients with relapsed/refractory multiple myeloma, is evaluating selinexor and low-dose dexamethasone plus standard therapies, such as Revlimid®, Pomalyst®, Velcade®, Kyprolis® or Darzalex. In addition, in June 2018, we opened an additional arm of the STOMP study evaluating selinexor and low-dose dexamethasone plus Revlimid® in patients with newly diagnosed multiple myeloma in June 2018. We presented updated clinical data from the STOMP study at the American Society of Hematology (ASH) 2018 annual meeting demonstrating that selinexor and low-dose dexamethasone plus Darzalex® or Pomalyst® exhibits high response rates when combined. We also presented updated clinical data at the European Hematology Association (EHA) 2018 annual meeting demonstrating that selinexor and low-dose dexamethasone plus Velcade® exhibited high response rates and further supports the rationale for the ongoing Phase 3 BOSTON study. Data from the selinexor and low-dose dexamethasone plus Velcade® arm of the STOMP study was subsequently published in the journal, Blood®, in December 2018. At the ASH 2017 annual meeting, we presented data demonstrating that selinexor and low-dose dexamethasone plus Revlimid® exhibited high response rates. A year earlier at the ASH 2016 annual meeting, preliminary safety and efficacy of selinexor plus Kyprolis® (dosed twice weekly) and dexamethasone in patients with multiple myeloma was presented.

Data from the STOMP study have showed that selinexor plus low-dose dexamethasone and Velcade® demonstrated high disease response rates, including for patients whose disease was previously refractory to PIs including Velcade® and/or Kyprolis®. Based on the positive results from the Velcade® arm of the STOMP study, we are conducting the pivotal Phase 3 BOSTON study in patients with multiple myeloma who have had one to three prior lines of therapy. The BOSTON study is evaluating selinexor plus low-dose dexamethasone and Velcade® compared to low-dose dexamethasone plus Velcade®. For the BOSTON study, we have identified the combination dose of selinexor 100mg orally once weekly plus dexamethasone 20mg orally twice weekly and Velcade® 1.3mg/m2 subcutaneously once weekly for 4 of 5 weeks. In January 2019, we announced the completion of enrollment of 364 patients in the study. If successful, the BOSTON study may support regulatory approval for multiple myeloma previously treated with one to three prior lines of the therapy and could potentially serve as a confirmatory study if the STORM study serves as the basis for accelerated and/or conditional approval.

The SADAL study is an open-label Phase 2b clinical trial evaluating single-agent oral selinexor in patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including CAR-T cell therapy. At the ASH 2018 annual meeting, we presented top-line clinical data from the SADAL study demonstrating that selinexor, when administered as a single agent, is clinically active and capable of producing durable responses associated with prolonged overall survival.

In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. Based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients that have relapsed and/or refractory DLBCL and intend to work with the FDA to determine the appropriate timeline for the submission. We also plan to submit a Marketing Authorization Application to the EMA with a request for conditional approval.

Key clinical trials of selinexor are summarized in the chart below. In addition to these studies, there are several ongoing investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

We previously announced data from the STORM, STOMP, SADAL, SEAL and KING studies and these data are described further herein. We currently expect to provide additional data related to the ongoing studies of selinexor listed above as follows:

BOSTON: Randomized Phase 3 top-line data at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol;

SEAL: Randomized Phase 3 top-line data in 2020; and

STOMP: Updated data from study arms at future medical meetings.

In addition to selinexor, we are also advancing a pipeline of novel drug candidates in oncology. We began clinical testing of oral eltanexor (KPT-8602), a second-generation SINE compound, in late 2015. We reported results at the ASH 2017 annual meeting showing good tolerability in patients with relapsed/refractory multiple myeloma, and we expanded clinical development of eltanexor to include myelodysplastic syndrome (MDS), colorectal cancer (CRC), and metastatic castration-resistant prostate cancer (mCRPC). We presented encouraging results from the cohort of patients with mCRC at the 2018 European Society for Medical Oncology (ESMO)

annual meeting. We began clinical testing of oral KPT-9274, a dual PAK4/NAMPT inhibitor, in patients with lymphoma or solid tumors during 2016, and we reported top-line data at the ESMO 2017 annual meeting showing a manageable safety profile and early signals of antitumor activity. During 2017, we licensed to Anivive Lifesciences (Anivive) exclusive worldwide rights for the development and commercialization of oral verdinexor (KPT-335) for the treatment of cancer in companion animals. Our pipeline of drug candidates in oncology other than selinexor is summarized in the chart below.

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

Since our inception, we have devoted most of our efforts to research and development, and we have not generated any revenue to date from the commercial sale of any drugs. As of December 31, 2018, we had an accumulated deficit of $673.7 million. We had net losses of $178.4 million, $129.0 million and $109.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Our Strategy

The critical components of our business strategy are to:

•

Develop and Seek Regulatory Approval of Selinexor, Our Lead Novel Drug Candidate, in North America and Europe. We plan to seek regulatory approvals of selinexor in North America and Europe for each indication in which we receive favorable results in a trial with a survival endpoint that is registration-enabling. We may also seek regulatory approvals where a clinical trial demonstrates significant data in a surrogate endpoint, such as overall response rate, that could allow for accelerated or conditional approval. We or our current or future partners may seek marketing approvals in other geographies as well.

•

Maximize the Commercial Value of Selinexor and Our Other Drug Candidates. To date, we have entered into several strategic arrangements. In October 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ASEAN countries. In May 2018, we entered into an exclusive license agreement with Antengene Therapeutics Limited (Antengene) under which we granted Antengene exclusive rights to develop and commercialize selinexor, eltanexor and KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications. We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the oncology field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the oncology field and verdinexor in the non-oncology field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. We currently hold development, marketing, and commercialization rights for selinexor in all other countries and are developing selinexor and seeking regulatory approval for its use in oncology indications without a collaborator in North America and Europe. During 2018 and early 2019, we worked to develop our U.S. commercial capabilities to support a potential launch of selinexor in the United States, including hiring a U.S. sales force in January 2019. Following our discussions with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor based on the STORM study, we may re-evaluate the investment in our U.S. commercial capabilities. We plan to either work with existing and potential partners to establish a commercial infrastructure outside the United States or may, in certain geographies, elect to establish the commercial infrastructure ourselves.

•

Maintain Our Competitive Advantage and Scientific Expertise in the Field of Nuclear Transport. To further our understanding of the role nuclear transport plays in the underlying biology of cancer, as well other major diseases, we plan to continue research in the field of nuclear transport and related areas, primarily by fostering relationships with top scientific advisors and physicians. We have taken this approach in the past with KPT-350, an investigational new drug application-ready, oral SINE compound with a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions, which Biogen acquired from us in early 2018. We believe that investing in the recruitment of exceptional advisors, employees, and management is critical to our continued leadership in the nuclear transport field. We are collaborating with leading patient advocacy groups to provide education on the science behind our SINE compounds and to support the development and execution of clinical trials. We have advanced the understanding and potential application of SINE compounds in cancer treatment through a broad range of collaborations with leading institutions engaged in evaluating SINE compounds in clinical trials in the United States, Canada, many European countries, Australia, India, Israel, Singapore and elsewhere.

•	Continue Developing our Pipeline of Novel Drug Candidates. To date, we have identified several drug candidates: our oral SINE compounds selinexor, eltanexor and verdinexor and our oral dual

PAK4/NAMPT inhibitor, KPT-9274. A fifth program, KPT-350 for amyotrophic lateral sclerosis and other neuro-inflammatory conditions, was sold to Biogen in January 2018. We may also identify or in-license novel drug candidates for development in oncology in the future.

•

Maximize the Value of Our Other SINE Compounds in Non-Oncology Indications through Collaborations. We may seek to enter into global or regional development, marketing, and commercialization collaboration arrangements for our other SINE compounds in non-oncology indications. For example, in May 2018, we licensed the development and commercial rights for verdinexor in the non-oncology field to Antengene in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. As described above, in January 2018, we entered into an asset purchase agreement with Biogen pursuant to which Biogen acquired KPT-350 as well as certain related assets with an initial focus in amyotrophic lateral sclerosis.

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

Our Initial Indication: Cancer

Cancer is the second leading cause of death globally and was responsible for 8.8 million deaths in 2015. Globally, nearly one in six deaths is due to cancer. The American Cancer Society estimates that in the United States in 2019, approximately 1.8 million new cancer cases will be diagnosed and approximately 610,000 people will die of cancer. The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer, and 13 million people will die of cancer worldwide, as compared to 14.1 million new cancer diagnoses in 2012 and 8.8 million cancer deaths worldwide in 2015.

The most common methods for treating patients with cancer are a combination of surgery, radiation, and drug therapy. Locoregional therapies, such as surgery and radiation therapy, are particularly effective with localized disease. However, in situations where the cancer has spread beyond the primary site or cannot otherwise be treated through locoregional therapies, physicians generally use systemic drug therapies. In many cases, drug therapy includes combinations of several different drugs. An early approach to cancer treatment was through cytotoxic drugs that kill rapidly proliferating cancer cells by nonspecific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs have been effective in the treatment of some cancers, they act in an indiscriminate manner, killing healthy cells as well as cancer cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in promoting cancer cell death. A different approach to pharmacological cancer treatment has been to develop drugs referred to as targeted therapeutics, which target specific biological molecules in the human body that play a role in the rapid cell growth and spread of cancer. Targeted therapeutics are designed specifically to exploit vulnerabilities in cancer cells to improve efficacy, and to minimize side effects. The drugs are designed to either attack a target that causes uncontrolled growth of cancer cells because of a genetic alteration more often found in cancer cells than in healthy cells or attack a target that cancer cells are more dependent on for their growth than are healthy cells.

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

Our Oncology Drug Candidates

Selinexor (KPT-330)

Selinexor is being evaluated in multiple later phase clinical trials in patients with hematological malignancies and solid tumors, often in the relapsed and/or refractory setting. Anti-cancer activity has been observed with tumor reductions and durable disease control across many hematologic malignancies and solid tumors.

In our lead hematologic indication of relapsed or refractory multiple myeloma, selinexor has demonstrated encouraging response rates, including a 26.2% response rate in patients with penta-refractory disease. In clinical trials when used in combination with other anti-myeloma agents, including Revlimid® (lenalidomide), Pomalyst® (pomalidomide), Velcade® (bortezomib) and Darzalex® (daratumumab), selinexor has generated response rates ranging from 50% to 92%. Based on the top-line data presented from our Phase 2b SADAL study, which evaluated patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), our next lead indication, selinexor has demonstrated a response rate of 29.6%, with a response rate of 34% in germinal center (GCB) subtype and a response rate of 21% in non-GCB subtypes of the disease. In addition, there were five patients in the SADAL study whose disease subtype was unable to be classified, and four of these patients experienced a partial response while on selinexor therapy. In liposarcoma, our lead solid tumor indication, patients treated with selinexor achieved progression-free survival of 5.5 months versus 2.7 months for placebo-treated patients, achieving a hazard ratio of 0.67, which represents a 33% reduction in the risk of disease progression or death.

To date, the most commonly reported adverse events (AEs) are predictable in the patient populations being studied and have been generally reversible and/or manageable with standard supportive care and/or dose modification. These AEs often decrease over time and are consistent with those previously reported by patients in our initial clinical trials. A preliminary analysis of safety and tolerability of selinexor was performed on unaudited AE data for 1,672 patients enrolled in our company-sponsored hematological malignancy and solid tumor clinical trials as of the data cutoff point of March 31, 2018. Overall, the most commonly reported selinexor-related AEs in ongoing clinical studies were generally low-grade and included nausea (66.3%), fatigue (61.4%), anorexia (53.3%), thrombocytopenia (50.1%), anemia (41.8%), vomiting (40.1%), and diarrhea (36.1%). Thrombocytopenia, the most common hematologic treatment-related AE, was reported among 50.1% of patients, and approximately half of these were Grades 3 to 4. The dosing regimens used in our key clinical trials, including BOSTON, STORM, STOMP, SADAL and SEAL, have shown predictable and manageable tolerability, particularly when used once weekly in combination regimens. In certain studies, the AEs reported from treatment arms evaluating selinexor and dexamethasone in combination with other antimyeloma agents were similar to, or reduced, compared to selinexor and dexamethasone alone.

We describe below the key company-sponsored and an investigator-sponsored study evaluating selinexor in hematological malignancies and solid tumors, both as a single-agent and in combination. Additional data from company- and investigator-sponsored combination studies may be presented on an ongoing basis by us and/or our collaborators at scientific conferences or through other publications at various times. Unless otherwise indicated, response data presented herein are interim unaudited data based on reports by physicians at the clinical trial sites. Responses in hematological trials are measured using commonly accepted evaluation criteria for the specific indication. Responses in solid tumor trials are evaluated using RECIST unless otherwise noted.

Advanced Hematological Malignancies

Multiple Myeloma

Multiple myeloma (MM) is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin (M protein) in the serum or urine, bone disease, kidney disease and immunodeficiency. It is more common in elderly patients, with a median age at diagnosis of 65-70 years. In the United States, the American Cancer Society has estimated that there would be approximately 32,000 new cases of MM diagnosed and approximately 13,000 attributable deaths in 2019. The World Health Organization estimated that approximately 114,000 new cases of MM were diagnosed worldwide in 2012.

The treatment of MM has improved in the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients, and the subsequent introduction of IMiDs, such as Revlimid® and Pomalyst®, and the PIs Velcade®, Kyprolis® (carfilzomib), and Ninlaro® (ixazomib). Two monoclonal antibodies, Darzalex® and Empliciti™ (elotuzumab), have also been approved, as has the histone deacetylase inhibitor Farydak® (panobinostat). The introduction of non-chemotherapeutic agents has led to a significant increase in the survival of patients with MM. Although a wide variety of newly approved or experimental therapies are being used in relapsed and/or refractory patients, including new proteasome inhibitors (oprozomib and marizomib), monoclonal antibodies (with or without toxin conjugates) and cellular therapies like chimeric antigen receptor T-cell (CAR-T) therapy, nearly all patients will eventually relapse and succumb to their disease. With about 13,000 deaths from MM in the United States alone expected to occur, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy.

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

At the ASH 2016 annual meeting, we presented positive results, adjudicated by an independent review committee, from the first cohort of patients enrolled in the STORM study, or Part 1 of the STORM study, which included patients with either quad-refractory or penta-refractory multiple myeloma. Patients with quad-refractory disease had previously received prior treatments that included alkylating agents, glucocorticoids, two IMiDs (Revlimid® and Pomalyst®), and two PIs (Velcade® and Kyprolis®), and their disease is refractory to at least one IMiD and at least one PI, and has progressed following their most recent therapy. Patients with penta-refractory multiple myeloma have previously received the two PIs, Velcade® and Kyprolis®, the two IMiDs, Revlimid® and Pomalyst®, and the anti-CD38 monoclonal antibody Darzalex®, as well as alkylating agents; their disease is refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex®; and their disease has progressed following their most recent therapy. Based on the results of the clinical data set for Part 1 of the STORM study, in 2016, we expanded the STORM study, designated Part 2, which enrolled 122 heavily pretreated patients with penta-refractory multiple myeloma.

We presented topline clinical data from Part 2 of the STORM study at the Society of Hematologic Oncology 2018 annual meeting and ASH 2018 annual meeting. Among the 122 patients, the median number of prior treatments regimens was seven and the overall response rate (ORR) as adjudicated by the IRC was 26.2%, which included two stringent complete responses (sCRs), six very good partial responses (VGPRs) and 24 partial responses (PRs). The two sCRs were negative for minimal residual disease, one at the level of 1x10-6 and one at 1x10-4. The ORR in patients who had previously received Darzalex® combination therapy (n=86) was 29.1%. The disease control rate for patients who had achieved stable disease or better was 78.7%. Median progression-free survival (PFS) was 3.7 months and the median duration of response (DOR) was 4.4 months. Median overall survival (OS) across the study was 8.6 months. Median OS in the approximately 40% of patients with at least a minimum response on selinexor and dexamethasone was 15.6 months compared to a median OS of 1.7 months in patients whose disease progressed or where response was not evaluable (p<0.0001).

In Part 2 of the STORM study, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms, and were consistent with those previously reported from Part 1 of the STORM study and from other selinexor studies. Most were manageable with dose modifications and/or standard supportive care. The most common non-hematologic treatment-related AEs were nausea (69%), fatigue (56%), anorexia (52%), and weight loss (47%) and mostly Grade 1 and 2 events. The most common Grade 3 and 4 treatment-related AEs were thrombocytopenia (54%), anemia (29%), neutropenia (19%) and fatigue (19%). No significant major organ toxicities were observed, and bleeding and infection rates were low. In Part 2 of the STORM study each patient experienced at least one AE, approximately 78.0% of patients received a dose modification of selinexor during the study as a result of AEs and approximately 26.8% of patients discontinued use of selinexor during the study as a result of AEs.

In August 2018, we announced the completion of the rolling submission of our NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the positive outcome from Part 2 of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the PDUFA. We also announced the submission of a Marketing Authorization Application to the EMA in January 2019 with a request for conditional approval. The EMA’s CHMP has granted accelerated assessment for the selinexor Marketing Authorization Application. An accelerated assessment is granted to products deemed by the CHMP to be of major interest for public health and represent therapeutic innovation. Accelerated assessments may reduce the active review time of an MAA from the standard 210 days down to 150 days once it has been validated by the EMA.

On February 26, 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. The proposed indication discussed at the ODAC meeting was for selinexor in combination with dexamethasone for the treatment of patients with refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The

ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. In January 2019, we announced the completion of enrollment of our BOSTON study, and we anticipate top-line data from the BOSTON study at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol.

STOMP: Phase 1b/2 Clinical Trial of Selinexor in Combination with Backbone Therapies in Multiple Myeloma

Based on preclinical synergy in animal models of MM, in October 2015, we initiated a Phase 1b/2 clinical study of oral selinexor in combination with available treatments for relapsed/refractory MM. In this multi-arm study, Selinexor and Backbone Treatments of Multiple Myeloma Patients (STOMP), we are evaluating the combination of selinexor and low-dose dexamethasone with Revlimid®, Pomalyst®, Velcade®, Kyprolis® and Darzalex® in patients with previously treated MM. In addition, in June 2018, we opened an additional arm in the STOMP study evaluating selinexor and low-dose dexamethasone plus Revlimid® in patients with newly diagnosed multiple myeloma. Each combination is evaluated on a separate arm of the STOMP study and within each combination, two treatment cohorts evaluate once weekly versus twice weekly dosing of selinexor. The primary objectives of the Phase 1 portion are to determine the maximum tolerated dose and recommended Phase 2 and Phase 3 doses for selinexor in these combination therapies. The primary objectives of the Phase 2 portion are to assess preliminary efficacy through ORR, clinical benefit rate and DOR.

Selinexor in Combination with Velcade® and Low-dose Dexamethasone (SVd)

At the EHA 2018 annual meeting, we presented updated results from the selinexor, Velcade® and dexamethasone arm of the STOMP study, referred to as SVd. In this study arm, oral selinexor was dose-escalated in once-weekly (80 or 100mg) or twice-weekly (60 or 80mg) regimens. Velcade® (1.3mg/m2 subcutaneously) was administered once-weekly or twice-weekly. Dexamethasone was administered orally either 40mg once-weekly or 20mg twice-weekly. The patients in this cohort were heavily pretreated and many (50%) had MM refractory to a proteasome inhibitor. Across the 42 patients enrolled in the SVd arm as of June 5, 2018, the median number of treatment regimens was three (range of one to 11 prior treatment regimens). Of the overall 40 patients evaluable for efficacy, as of June 5, 2018, 25 responded for an ORR of 63% (one patient having a sCR, four patients having a complete responses (CR), seven patients having a VGPR and 13 patients having a PR). Nearly all patients (38 of 40) had reductions in M-protein, including 33% with a 90% or greater reduction. Among the 19 patients with disease that has relapsed following, or is naïve to, PI therapy, the ORR was 84% and the median PFS was 17.8 months. The results were similar in the subgroup of 18 patients with disease that has relapsed following, or is naïve to, PI therapy and between one and three prior treatment regimens, which is also the patient population closest to those eligible for the BOSTON study. This indication of efficacy in the SVd combination, with weekly Velcade and selinexor, warranted the further evaluation of SVd versus Vd in the BOSTON study given the previously reported ORR of 60-65% and PFS of 7-9 months in the Vd regimen among similar patient populations. Amongst the 21 patients with PI-refractory disease where retreatment with Vd alone would not be expected to induce a significant response, the ORR following SVd treatment was 43%, suggesting that the addition of selinexor to Vd in patients with PI-refractory MM could re-sensitize their disease to a treatment regimen including a PI.

Based on these data, the recommended phase 2 dose regimen for the SVd arm was identified as selinexor (100mg once weekly), Velcade® (1.3mg/m2 once weekly given sub-cutaneously for four of five weeks) and dexamethasone (40mg weekly), which represents 40% less Velcade® and 25% less dexamethasone compared to the approved standard Vd regimen. Among the 42 patients evaluable for safety as of the June 5, 2018 data cutoff date, the most common Grade 1/2 AEs were nausea (60%), anorexia (57%), fatigue (45%), diarrhea (40%), vomiting (29%) and weight loss (24%). Importantly, the reported peripheral neuropathy across all patients was Grade 1/2 and limited to six patients (14%), of which five had prior Velcade® exposure. The most common Grade 3 or higher AEs were thrombocytopenia (45%), neutropenia (26%), fatigue (14%) and anemia (12%).

Selinexor in Combination with Pomalyst® and Low-dose Dexamethasone (SPd)

At the ASH 2018 annual meeting, we also presented updated results from the selinexor, Pomalyst® and dexamethasone arm of the STOMP study, referred to as SPd. In this study arm, selinexor was dosed orally either once weekly (60 or 80mg) or twice weekly (60 or 80mg) with Pomalyst® (4mg orally, once daily) and dexamethasone (orally, 40mg once weekly or 20mg twice weekly). Across the 38 patients enrolled in the SPd arm as of November 15, 2018, the median number of prior treatment regimens was four (range of two to nine prior treatment regimens). Of the overall 34 patients evaluable for efficacy as of November 15, 2018, 17 responded for an ORR of 50% (five patients having a VGPR and 12 patients having a PR). Median PFS for all evaluable patients was 12.2 months, with a follow up of 9.4 months. Responses tended to occur rapidly with a median of one month to onset. In the Pomalyst®-naïve and Revlimid®-relapsed or -refractory population (26 patients), the ORR was 54% and media PFS was 12.2 months. ORR and median PFS in Pomalyst and Revlimid-refractory myeloma were 38% and 5.5 months, respectively.

Among the 38 patients evaluable for safety as of November 15, 2018, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms. Most were manageable with dose modifications and/or standard supportive care. The most common non-hematologic treatment-related AEs were nausea (53%), fatigue (50%) and weight decreased (34%). As expected, the most common treatment-related Grade 3 and 4 AEs were neutropenia (55%), thrombocytopenia (34%), anemia (29%) and leukopenia (18%). There were three Grade 5 treatment-related AEs (febrile neutropenia, intracranial hemorrhage and pneumonia). Based on the tolerability and efficacy data from this study arm, doses of oral selinexor of 60mg and 80mg once weekly are being evaluated in combination with Pomalyst® (3mg orally, once daily) and low dose dexamethasone to determine the recommended Phase 2 dose for this combination regimen.

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

Selinexor in Combination with Darzalex® and Low-dose Dexamethasone (SDd)

At the ASH 2018 annual meeting, we presented new data from the selinexor, Darzalex® and dexamethasone arm of the STOMP study, referred to as SDd. In this study arm, oral selinexor was dose escalated using either 100mg once weekly or 60mg twice weekly, with Darzalex® (16mg/kg intravenously once weekly) and dexamethasone (orally, 40mg once weekly or 20mg twice weekly). Across the 28 patients enrolled in the SDd arm as of November 15, 2018, the median number of prior treatment regimens was three (range of two to 10 prior treatment regimens). Of the 26 patients evaluable for efficacy, as of November 15, 2018, 19 responded for an ORR of 79% (seven patients having a VGPR and twelve patients having a PR). The 19 patients that responded were all among the 24 patients in the Darzalex®-naïve population. Responses tended to occur rapidly with a median of one month to onset. Median PFS and DOR had not been reached as of the cutoff date. Based on published data, the expected ORR for Darzalex therapy without selinexor in the Darzalex®-naïve population is approximately 30%. Thus, the ORR of 79% provides a basis for further evaluation of the SDd combination.

Among the 25 patients evaluable for safety as of November 15, 2018, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms. Most were manageable with dose modifications and/or standard supportive care. The most common non-hematologic treatment-related AEs were nausea (60%), fatigue (48%), diarrhea (32%), vomiting (24%) and anorexia (28%) and mostly Grade 1 and 2 events. The most common Grade 3 and 4 treatment-related AEs were thrombocytopenia (44%), anemia (28%), leukopenia (28%) and neutropenia (24%). No Grade 5 AEs were reported. The maximum tolerated dose was not reached. Two dose-limiting toxicities (DLTs) (Grade 3 thrombocytopenia and Grade 2 fatigue) were observed in patients receiving selinexor 60mg twice weekly. No DLTs were reported in the 100mg once weekly cohort. The longest duration of therapy is over 60 weeks. Based on the preliminary tolerability and efficacy data, the recommended phase 2 dose of SDd is selinexor (100mg orally, once weekly), Darzalex® (16mg/kg, once weekly) and dexamethasone (40mg orally, once weekly).

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

Selinexor in Combination with Revlimid® and Low-dose Dexamethasone in Newly Diagnosed Multiple Myeloma (SRd NDMM)

In June 2018, we initiated an additional arm of the STOMP study evaluating selinexor, Revlimid® and dexamethasone in patients with newly diagnosed multiple myeloma (NDMM), referred to as SRd NDMM. Patients eligible for this arm must have symptomatic NDMM requiring systemic therapy. Eligible patients must not have had any prior systemic therapy for NDMM other than corticosteroids. We expect that starting dose of oral selinexor will be 60mg (once weekly) with 40mg of dexamethasone (orally, weekly) and 25mg of Revlimid® (orally, once daily).

BOSTON: Pivotal Phase 3 Clinical Trial of Selinexor, Velcade® and Low-Dose Dexamethasone vs. Velcade® and Low-Dose Dexamethasone in Multiple Myeloma

Based on the data from the SVd arm of the STOMP study and following consultation with the FDA and the EMA, we are conducting a pivotal randomized Phase 3 study, known as the BOSTON (Bortezomib, Selinexor and dexamethasone) study, which is evaluating SVd compared to standard Velcade® and low-dose dexamethasone (Vd) in patients with MM who have had one to three prior lines of therapy. In January 2019, we completed enrollment of the BOSTON study; all enrolled patients have been randomized in a one-to-one fashion to receive either SVd or Vd. For the BOSTON study, we have identified the combination dose of selinexor 100mg orally once weekly plus dexamethasone 20mg orally twice weekly and Velcade® 1.3mg/m2 subcutaneously once weekly for 4 of 5 weeks. The dosing schedule allows for only one scheduled clinic visit per week for patients on the SVd arm with selinexor and Velcade® to be dosed not more frequently than once per week. Importantly, dosing on the SVd arm will use 40% less Velcade® and 25% less dexamethasone than the Vd arm, which follows the standard Vd dosing schedule. We expect that the reduced exposure provided by the SVd dosing schedule may significantly reduce common Velcade®- and dexamethasone-related toxicities, which is consistent with the safety data from the 42 patients described above who were treated with SVd on the STOMP study at the recommended dose. For the Vd arm, cross-over to the SVd arm based on objective progression will be permitted. The primary endpoints of the study are ORR and PFS and key secondary endpoints include DOR, OS, and certain other duration and quality of life endpoints. Top-line data from the Phase 3 BOSTON study is anticipated at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol.

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s Lymphoma (NHL) is a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. DLBCL is the most common and the most aggressive of the different forms of NHL. We estimate that approximately 25,000 patients are diagnosed with DLBCL in the United States each year, with approximately 10,000 deaths per year. Approximately 50% of newly diagnosed patients are currently cured with front-line (typically “R-CHOP” chemotherapy) and another approximately 10% of patients are cured with second line intensive chemotherapy followed by autologous stem cell transplantation. The remaining patients generally succumb to the disease, with the median overall survival of patients with relapsed or refractory DLBCL after two prior regimens less than one year, and often less than six months. Despite the recent approval of CAR-T therapy, many patients with relapsed/refractory DLBCL are not be medically stable enough to undergo CAR-T therapy and have no new or targeted agents approved for the treatment of their disease.

SADAL: Phase 2b Clinical Trial of Selinexor in Diffuse Large B-Cell Lymphoma

Our Selinexor Against Diffuse Aggressive Lymphoma, or SADAL, study is an open-label Phase 2b clinical trial evaluating single-agent oral selinexor in patients that have relapsed and/or refractory DLBCL, either de novo or transformed from a more indolent NHL such as follicular lymphoma, after two to five lines of therapy. At least 50% of patients on SADAL have the GCB subtype of DLBCL, which represents a particularly high unmet medical need given the lack of available therapies for patients with this relapsed/refractory subtype. The SADAL study had been conducted as a two-arm study with patients randomized on a one-to-one basis to receive either 100mg or 60mg of selinexor, each given twice weekly, with about 200 patients expected to be randomized evenly between the two arms with an inclusion requirement of least 14 weeks since a patient’s last systemic anti-DLBCL therapy. The primary endpoint would be ORR on each arm, with the goal of determining the more optimal dose for patients with heavily pretreated DLBCL.

In December 2018, we reported updated results from the SADAL study at the ASH 2018 annual meeting. Across the 129 patients enrolled in SADAL as of November 15, 2018, the median number of prior treatment regimens was two (range of two to six prior treatment regimens). Based on the intention-to-treat analysis of the first 115 of 127 patients and as adjudicated by an independent central radiological review committee, as of November 15, 2018, 34 patients responded (11 patients having a CR and 23 patients with a PR) for an ORR of 29.6%. An additional eight patients experienced stable disease (SD), for a disease control rate (DCR) of 36.5%. The median DOR across all patients was 9.2 months and responses tended to occur rapidly. Patients with a CR had a median DOR of 23.0 months and patients with a PR had a median DOR of 7.8 months. As of the data cutoff date of November 15, 2018, seven patients who achieved a CR remained on treatment. In addition, as of the data cutoff date, 12 patients remained on treatment but had not reached their first response assessment and are not included in the top-line efficacy analyses. The median overall survival was 9.1 months for all patients on the study. As of the cutoff date, median survival for the patients with PR or CR was 29.7 months. The median survival for patients with best response of progressive disease or who were not evaluable for response was 3.2 months.

Among the 128 patients evaluated for safety as of the cutoff date, the most common treatment-related AEs were gastrointestinal and constitutional symptoms, along with cytopenias. Most were manageable with dose modifications and/or supportive care. The most common non-hematologic AEs were nausea (50.0%), fatigue (35.9%), and anorexia (32.0%) and mostly Grade 1 and 2 events. The most common Grade 3 and 4 AEs were thrombocytopenia (35.2%), neutropenia (20.3%), and anemia (10.9%) and were generally not associated with clinical sequelae. No significant major organ toxicities were observed, and bleeding and infection rates were low.

Selinexor showed robust, single-agent activity in patients with either GCB or non-GCB subtypes of DLBCL: of the 53 patients with the GCB-subtype, 18 responded (five patients with a CR and 13 patients with a PR) for an ORR of 34.0%. Of the 57 patients with the non-GCB subtype, 12 responded (six patients with a CR and six patients with a PR) for an ORR of 21.1%. In addition, there were five patients enrolled whose subtype was unclassified and 4 of these patients achieved a PR.

In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. Based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients that have relapsed and/or refractory DLBCL and intend to work with the FDA to determine the appropriate timeline for the submission. We also plan to submit a Marketing Authorization Application to the EMA with a request for conditional approval.

Advanced or Metastatic Solid Tumor Malignancies

Solid tumors represent the vast majority of cancer incidences. Given the large patient population with solid tumors and the mechanistic activity of selinexor that makes it potentially suitable for treating any type of cancer, we are developing selinexor to potentially play a meaningful role across multiple solid tumor indications, either alone or in combination as a backbone therapy. We have seen encouraging single agent data for selinexor in a variety of solid tumors including PRs and durable SD with disease control greater than three months. Our Phase 1b study in patients with liposarcoma and other sarcomas demonstrated durable SD with single-agent selinexor, and our Phase 2 studies of selinexor in gynecological malignancies and glioblastoma multiforme (GBM) also demonstrated anti-cancer activity and disease control. Given the promising single-agent activity in difficult-to-treat indications and the potential to enhance activity in combination with existing therapies, we plan to further develop selinexor in unmet needs like certain gynecological malignancies or GBM, and to advance combination therapy development with both standard of care and emerging therapies like immune checkpoint inhibitors.

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

In light of the Phase 1b data, we are conducting the Selinexor in Advanced Liposarcoma (SEAL) study, a multi-center, randomized, double-blind, placebo-controlled Phase 2/3 clinical trial evaluating single-agent oral selinexor in patients with advanced unresectable dedifferentiated liposarcoma who received at least one line of prior systemic therapy. Patients are randomized to receive either 60mg of selinexor or placebo given twice weekly until progression or intolerability. Patients on placebo with confirmed progressive disease are permitted to cross over to the selinexor treatment arm. In June 2018, we reported a successful outcome from the Phase 2 portion of the SEAL study of 56 patients with previously treated, advanced unresectable dedifferentiated liposarcoma. The median number of prior treatment regimens was two (range of two to 10 prior treatment regimens). For the study’s primary endpoint, patients treated with selinexor achieved PFS of 5.5 months, compared to 2.7 months for placebo-treated patients with a hazard ratio (HR) of 0.67, representing a 33% reduction in the risk of progression or death. PFS was assessed by an Independent Central Radiological Review (ICRR) based on RECIST v1.1. In this randomized, blinded Phase 2 portion of the study, selinexor demonstrated an expected and manageable safety profile, primarily with nausea, fatigue, anorexia and weight loss, and low levels of Grade 3/4 cytopenias, and no new or unexpected safety signals were identified. The majority of treatment-related AEs were low grade and reversible with dose modifications and/or standard supportive care. The data from the Phase 2 portion of the SEAL study, which is complete, demonstrate that treatment with selinexor improves PFS (RECIST v1.1) and supports the currently ongoing Phase 3 portion of the study using RECIST v1.1 response criteria, and for which top-line data are expected in the first half of 2020.

The Phase 3 portion of the SEAL study, which was originally initiated in North America, is ongoing and has been expanded to include Europe. In this blinded, placebo-controlled Phase 3 study, up to 222 patients are expected to be enrolled and randomized 2:1 to receive either oral selinexor (60mg twice weekly) until disease progression or intolerability, or placebo. Patients whose disease progresses on placebo will be permitted to cross over to the selinexor arm. The primary endpoint of the Phase 3 portion of the study is PFS as assessed by the ICRR based on RECIST v1.1. The Phase 3 study design and primary endpoint of PFS were agreed to by the FDA. Top-line data from the Phase 3 portion of the SEAL study are anticipated in 2020. Assuming a positive outcome, these data are intended to support a NDA for oral selinexor as a potential new treatment for patients with advanced unresectable dedifferentiated liposarcoma.

SIENDO: Investigator-Sponsored Randomized Phase 3 Trial of Maintenance Selinexor/Placebo After Combination Chemotherapy In Patients with Advanced or Recurrent ENDOmetrial Cancer

SIENDO is an investigator-sponsored Phase 3 trial of maintenance with selinexor or placebo after combination chemotherapy for patients with advanced or recurrent endometrial cancer. The overall objective is to obtain conclusive evidence of efficacy for maintenance selinexor in patients with advanced or recurrent endometrial cancer. This is a multi-center/multinational trial expected to enroll 192 patients. We expect that top-line data from this study will be presented in 2020.

This investigator-sponsored trial was designed based on the data from our SIGN study, a Phase 2, open-label study of efficacy and safety of oral selinexor in patients with heavily pre-treated, progressive gynecological cancers. In October 2016, we presented updated data at the ESMO 2016 annual meeting that showed selinexor’s promising anti-tumor activity and disease control in gynecological malignancies. Of the 59 evaluable patients with ovarian cancer, 29 met the primary endpoint (8 patients (14%) achieved a confirmed PR and 21 patients achieved SD for at least 12 weeks), for a DCR of 49%. Median PFS for the ovarian cancer arm was three months and median OS was seven months. Of the 20 evaluable patients with endometrial cancer, nine met the primary endpoint (three confirmed PRs and six with SD for 12 or more weeks), for a DCR of 45%. Median PFS for the endometrial cancer arm was three months and median OS was eight months. Across all arms, the most common Grade 2 or 3 AEs were fatigue, nausea, anemia, anorexia, vomiting, weight loss and thrombocytopenia, which were manageable with supportive care and dose modifications. Notably, Grade 3 AEs were significantly reduced in patients with ovarian cancer receiving once weekly dosing compared to twice weekly dosing. One incidence of Grade 4 thrombocytopenia without bleeding was also reported. For the 44 patients who achieved at least SD for at least 12 weeks, the median time on study was 20 weeks. Fifteen patients remained on single-agent selinexor for greater than 6 months, including 4 patients continuing on treatment for greater than 12 months.

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

We are evaluating the next steps for continued clinical development of selinexor in GBM.

Our Other Pipeline Programs

Eltanexor (KPT-8602)

Eltanexor is a second-generation SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. The mechanism of action for the biological (anti-cancer) activity of eltanexor is believed to be the same as selinexor.

Eltanexor differs from selinexor primarily because it has much lower penetration into the brain in preclinical species, and, therefore, may cause fewer side effects such as nausea, fatigue and anorexia in patients. Following oral administration, animals treated with eltanexor show lower percentage of body weight loss and improved food consumption, as well as less “fatigue behavior”, in comparison to animals similarly treated with selinexor. This allows more frequent dosing of eltanexor, enabling a longer period of exposure at higher levels than is possible with selinexor, which allows for greater indication diversification among our SINE compounds. In many preclinical model systems, the more intensive dosing regimen leads to superior efficacy in comparison to selinexor treatment. As a result, we believe that eltanexor represents a second-generation SINE compound and are evaluating safety, tolerability and efficacy in humans.

We initiated our first-in-humans Phase 1/2 clinical trial for eltanexor in patients with relapsed/refractory multiple myeloma in January 2016. At the ASH 2017 annual meeting, we reported positive data from the ongoing Phase 1/2 study demonstrating good tolerability and promising activity in MM. Using a 3+3 dose escalation design, oral eltanexor (5, 10, 20, 30 and 40mg) was dosed once daily for five days per week or once every other day for three days each week (60mg) for a 28-day cycle. Patients with less than a minimal response after one cycle or partial response after two cycles were permitted to add dexamethasone. Of the 34 evaluable patients, 14 received dexamethasone with their eltanexor regimen from the first day of the first cycle. Deeper and faster responses were observed when dexamethasone was started on Day 1 of Cycle 1 versus a delayed start. As of January 2019, there were two active patients remaining on study. The median time on treatment for the overall study population was greater than 130 days, with a range of 10 to greater than 770 days.

Among the 39 patients evaluable for safety, the most common Grade 1/2 AEs in the MM patient population were nausea (54%), fatigue (46%), anemia (38%), diarrhea (38%), dysgeusia (33%), weight loss (33%) and neutropenia (31%). As expected in this patient population, the most common Grade 3/4 AEs were thrombocytopenia (56%), neutropenia (26%), anemia (15%), leukopenia (15%) and hyponatremia (10%). Importantly, nausea, fatigue, diarrhea and vomiting were nearly all Grade 1, manageable and transient, and bleeding was uncommon. The maximum tolerated dose was not reached; however, dose escalation was halted as responses were achieved. Based on these data, the recommended phase 2 dose has been established as 20mg eltanexor dosed five times per week with 20mg dexamethasone dosed twice weekly.

This Phase 1/2 study has been expanded to include patients with high risk MDS, metastatic CRC or mCRPC to determine the safety, preliminary efficacy, and recommended phase 2 dose of eltanexor in patients with these advanced cancers. These are indications where selinexor and XPO1 inhibition has shown clear activity, but where side effects such as fatigue and anorexia were problematic for patients due to the underlying malignancies.

At the ESMO Congress in October 2018, positive data were reported from the ongoing Phase 1/2 investigator-sponsored study in the dose expansion cohort in patients with heavily pre-treated (median of four prior treatments) mCRC. The presented results showed that 37% of patients experienced disease control at ≥8 weeks on eltanexor and the median preliminary PFS for all patients in the 30 mg cohort was 3.5 months. Adverse events were generally predictable and manageable. The highest observed treatment-related Grade 3 or higher AEs were hyponatremia (23%), fatigue (20%) and anemia (20%). These preliminary results demonstrated promising efficacy with a median PFS longer than currently available third line therapies and an acceptable safety and tolerability profile.

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

In May 2017, we entered into an exclusive licensing agreement with Anivive, a privately-held biotech company focused on innovations in the veterinary drug and bioinformatics space, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment and are eligible to receive future milestone payments and royalties. If approved, we believe that verdinexor would represent the first oral, targeted therapy for the treatment of dog lymphoma.

Our Non-Oncology Drug Candidates

Verdinexor (KPT-335): Oral SINE Compound for Viral, Rare Disease and Autoimmune Indications

Verdinexor (KPT-335) is an oral SINE compound and our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications, in addition to the canine lymphoma program described above. Several autoimmune indications are driven by aberrant pro-inflammatory responses, particularly uncontrolled NF-kB activation. These include systemic lupus erythematosus (SLE), a primary focus of our work with verdinexor. Funded by a grant under the Small Business Innovation Research program, we expect to complete pre-clinical evaluation of verdinexor as a treatment for SLE by the end of year 2019, when we expect to be in position to file an IND application with the FDA.

In addition to autoimmune disorders, several viruses exclusively utilize XPO1 to shuttle cargos necessary for viral replication, such as viral and host proteins from the nucleus to the cytoplasm. Due to the stability of host gene targets compared to viruses which rapidly adapt for best fitness in hosts, targeting host genes may offer an approach to limit drug resistance. We intend to extend preclinical research in viruses that may be relevant to patients with compromised immune systems, such as respiratory syncytial virus and cytomegalovirus, along with highly relevant pathogens currently causing outbreaks such as enterovirus 68 (acute flaccid myelitis). We also intend to investigate verdinexor to treat inflammation in virally-suppressed antiretroviral therapy-receiving individuals.

In 2015, we conducted a randomized, double-blind, placebo-controlled, dose-escalating Phase 1 clinical trial of verdinexor in healthy human volunteers in Australia. This study was designed to evaluate the safety and tolerability of verdinexor in healthy adult subjects. Verdinexor was found to be generally safe and well tolerated. Mild to moderate AEs of similar number and grade as placebo were reported, and no serious or severe AEs were observed. We plan to continue to explore strategies to pursue the clinical development of verdinexor as a treatment for viral, inflammatory, and autoimmune indications, including potentially partnering with a collaborator or through government-funded grant or contract opportunities.

As part of the exclusive license agreement we entered into with Antengene in May 2018, we granted Antengene exclusive rights to develop and commercialize verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam.

Our Strategic Relationships

On May 23, 2018, we entered into a license agreement (Antengene Agreement) with Antengene and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which we granted Antengene exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor and KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications. We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the oncology field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the oncology field, as well as verdinexor in the non-oncology field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Under the terms of the Antengene Agreement, we received an upfront cash payment of $11.7 million and are entitled to receive up to $105.0 million in milestone payments from Antengene if certain development goals are achieved and up to $45.0 million in milestone payments from Antengene if certain sales milestones are achieved. We are further eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor in China and Macau, and tiered single- to double-digit royalties based on future net sales of KPT-9274 and verdinexor in the licensed territories. Antengene’s obligations under the Antengene Agreement have been guaranteed by Antengene Corporation Co. Ltd.

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

Effective October 11, 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. (Ono), whereby Ono received rights to develop and commercialize selinexor and eltanexor (KPT-8602), at its own cost and expense, for the diagnosis, treatment and/or prevention of all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and ASEAN countries, which we refer to as the Ono Territory. In exchange, we received a one-time upfront payment of ¥2.5 billion (approximately US$21.9 million) from Ono and retain all rights to selinexor and eltanexor outside the Ono Territory. We are eligible to receive up to an additional ¥19.2 billion (approximately US$170.7 million at the exchange rate on the effective date of the agreement) if specified future development and commercial milestones are achieved by Ono. We are also eligible to receive low double-digit royalties based on future net sales of selinexor and eltanexor in the Ono Territory. Ono will have the ability to participate in any global clinical study of selinexor and eltanexor and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory.

In May 2017, we entered into an exclusive licensing agreement with Anivive, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment of $1.0 million and a subsequent milestone of $250,000 and are eligible to receive up to $43.3 million in future regulatory, clinical and commercial milestone payments, assuming approval in both the United States and the European Union. In addition, Anivive agreed to pay us up to low double-digit royalty payments based on future net sales of verdinexor. If approved, we believe that verdinexor would represent the first oral, targeted therapy for the treatment of dog lymphoma.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our drug candidates. As of February 1, 2019, we were the sole owner of 13 patents in the United States and we had 16 pending patent applications in the United States, 47 granted patents and 117 pending patent applications in foreign jurisdictions. The technology underlying such pending patent applications has been developed by us and was not acquired from any in-licensing agreement.

The intellectual property portfolios for our key drug candidates as of February 1, 2019 are summarized below.

•

Selinexor (KPT-330): Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor, as well as methods of making selinexor, and consists of three issued U.S. patents (one patent is specific to selinexor, and the two other patents cover both selinexor and verdinexor), 19 issued foreign patents, 39 pending foreign patent applications, and two pending U.S. non-provisional application, one directed to polymorphs of selinexor. Any patents that may issue in the United States as part of our selinexor patent portfolio, with the exception of a patent directed to the polymorphs of selinexor, will expire in 2032, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trademark Office (USPTO) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire in 2032. Any patents that may issue in the United States directed to the polymorphs of selinexor will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patent issued in foreign jurisdictions will likewise expire in 2035.

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

•

Verdinexor (KPT-335): Our selinexor patent portfolio described above, with the exception of the applications directed to polymorphs of selinexor, also covers both the composition of matter and methods of use of verdinexor, as well as methods of making verdinexor. There are four issued U.S. Patents that cover verdinexor. One patent is specific to verdinexor, two patents cover both verdinexor and selinexor (also referenced above with respect to selinexor) and the other covers veterinary uses of verdinexor.

•

Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of use of eltanexor, and consists of one issued U.S. patent, one pending provisional U.S. patent application, one pending non-provisional U.S. patent application, two issued foreign patents and 23 pending foreign patent applications. Any patents that may issue in the United States as part of our eltanexor patent portfolio, with the exception of a patent based on the pending provisional U.S. patent application, will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2034. Any patents that may issue in the United States based on the pending provisional U.S. patent application will expire in 2039, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2039.

•

PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of nine patent families with three issued U.S. patent, three issued foreign patents, seven pending U.S. non-provisional patent applications, and 34 pending foreign patent applications in total. Any patents that may issue in the United States based on the pending U.S. non-provisional applications will expire in 2033 for the earliest filed application and 2034, 2035 or 2036 for the remaining applications, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2033, 2034 or 2036. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 21 countries/regions.

In addition to the patent portfolios covering our key drug candidates, as of February 1, 2019, our patent portfolio also includes four patents (U.S. Patent Nos. 8,513,230, 9,303,000, 9,428,490 and 9,550,757) and 22 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and biomarkers for XPO1 inhibitors. We also filed three Intent to Use Trademark Applications on August 29, 2013 covering our name, our logo and the two used together. Marks for the name and name and logo together were registered in the United States on January 20, 2015 as Registration Nos. 4,676,255 and 4,676,226. The mark for our logo was registered in the United States on February 24, 2015 as Registration No. 4,693,107. We also have registered PORE in the United States for our online portal. As of February 1, 2019, we have pending Intent to Use Trademark Applications in the United States for seven possible drug names for selinexor, and for KARYFORWARD for our financial assistance and charitable services. We have filed applications for all seven selinexor names in sixteen jurisdictions, and we have filed for two of those names in twelve additional jurisdictions. Some of the international filings for the drug names are registered, while some are pending.

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

There are several companies developing or marketing treatments for cancer and the other indications on which we currently plan to focus, including major pharmaceutical and biotechnology companies. To our knowledge, only one other company with an XPO1 inhibitor has enrolled patients in clinical trials at the present time. Stemline Therapeutics, Inc. announced in January 2015 that it had exclusively licensed the rights to develop and commercialize SL-801, an oral XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND and planned initiation of a clinical development program in multiple cancer types. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of any approved oncology drug product, including our drug candidates, if approved, are likely to be their efficacy, safety, convenience and price, the availability of alternative cancer therapies and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs, or commercialize existing drugs in new indications, and those drugs are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Generic drugs for the treatment of cancer and the other indications on which we currently plan to initially focus are currently on the market, and additional drugs are expected to become available on a generic basis over the coming years. If we obtain marketing approval for our drug candidates, we expect that they will be priced at a significant premium over generic versions of older chemotherapy agents and other cancer therapies.

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

Multiple Myeloma (MM)

Over the past 15 years, ten agents have been approved in the United States for the treatment of patients with MM: Velcade® (bortezomib, Takeda), Revlimid® (lenalidomide, Celgene), Thalomid® (thalidomide, Celgene), Doxil® (liposomal doxorubicin, Janssen), Kyprolis® (carfilzomib, Amgen), Pomalyst® (pomalidomide, Celgene), Farydak® (panobinostat, Novartis), Darzalex® (daratumumab, Janssen), Empliciti® (elotuzumab, BMS), and Ninlaro® (ixazomib, Takeda). Approved indications range from the treatment of newly diagnosed patients to those with relapsed and/or refractory MM.

Several other anti-cancer agents are in late-stage development for the treatment of patients with MM, including anti-B cell maturation antigen (BCMA), based CAR-T therapies such as bb2121 (Bluebird Bio/Celgene), JCHARHI25 (Juno Therapeutics/Celgene), P-BCMA-101 (Johnson & Johnson/Poseida Therapeutics), LCAR-B38M (Johnson & Johnson/Legend BioTech) and CART-BCMA (Novartis); monocolonal antibodies such as isatuximab (Sanofi) and Opdivo® (nivolumab, BMS); antibody-drug conjugates such as GSK2857916 (GlaxoSmithKline); bi-specific antibodies such as AMG420 (Amgen), REGN5458 (Regeneron) and PF-06863135 (Pfizer); and other novel agents such as ibrutinib (Abbvie/Roche), venetoclax (Abbvie), plitidepsin (PharMar), masitinib (AB Sciences), filanesib (Array Biopharma), oprozomib (Amgen), ricolinostat (Celgene) and melflufen (Oncopeptides).

Non-Hodgkin’s Lymphoma (NHL)

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab (Rituxan®, Roche). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used. Newer targeted agents such as the BTK inhibitor ibrutinib (Imbruvica®, Pharmacyclics) and the immunomodulatory drug lenalidomide (Revlimid®, Celgene) have shown activity in DLBCL. There are also a number of other widely used anti-cancer agents that have broad labels which include NHL, and some of these are being evaluated alone or in combination for the treatment of patients with DLBCL that have relapsed after treatment with chemotherapy. Other anti-cancer agents are also being evaluated in the treatment of DLBCL, including but not limited to, MOR-208 (MorphoSys), polatuzumab vedotin (Roche), umbralisib/ublituximab (TG Therapeutics), mosunetuzumab (Roche), ADCT-402 (ADC Therapeutics), zanubrutinib (Beigene), Afinitor® (everolimus, Novartis), venetoclax (Abbvie), acalabrutinib (Acerta Pharma), Blincyto (blinatumomab, Amgen), Imfinzi (durvalumab, AstraZeneca) , Opdivo® (nivolumab, BMS), Bavencio (avelumab, Pfizer/EMD Serono) and Adcetris® (brentuximab vendotin, Seattle Genetics). In addition, Kymriah (Novartis) and Yescarta (Kite/Gilead), both CAR-T therapies, have been approved as a treatment for patients with DLBCL and other CAR-T therapies are currently in clinical development.

Competition with XPO1 Inhibitors

Drug compounds currently in preclinical studies, if developed and approved, could also be competitive with our drug candidates, if approved. In January 2015, Stemline Therapeutics, Inc. announced that it had exclusively licensed the rights to develop and commercialize SL-801, an XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND application and planned initiation of a clinical development program in multiple cancer types. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors. Additionally, Kosan Biosciences Inc. (acquired by Bristol-Myers Squibb

Company) has evaluated compounds derived from leptomycin B in preclinical studies. To our knowledge, the Kosan compounds are not currently being developed and have never entered human studies.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if our drug candidates receive marketing approval. In preparation for a potential commercial launch of selinexor in the United States subject to marketing approval by the FDA, we entered into a long-term supply arrangement with a third-party manufacture to provide commercial tablets of selinexor. We have engaged a third party manufacturer to obtain the active pharmaceutical ingredient for selinexor for preclinical and clinical testing and a separate third-party manufacturer for fill-and-finish services. We obtain our selinexor supplies for preclinical and clinical testing from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place for supplies for preclinical and clinical testing. We do not currently have arrangements in place for redundant supply.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2019 of $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

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

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, a company may be required to conduct a clinical trial that compares the cost effectiveness of its product candidates to other available therapies. If reimbursement of products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the ability of a company to generate revenues and become profitable could be impaired.

In addition, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

Employees

As of February 15, 2019, we had 332 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Executive Officers of the Company

The following table lists the positions, names and ages of our current executive officers:

Name	Age	Position
Michael G. Kauffman, M.D., Ph.D.	55	Chief Executive Officer and Director
Sharon Shacham, Ph.D., M.B.A.	48	President and Chief Scientific Officer
Ran Frenkel, RPh.	50	Chief Development Operations Officer
Christopher B. Primiano, J.D., M.B.A.	38	Executive Vice President, Chief Business Officer, General Counsel and Secretary
Anand Varadan	52	Executive Vice President, Chief Commercial Officer
Michael Mason	44	Senior Vice President, Chief Financial Officer and Treasurer

Michael G. Kauffman, M.D., Ph.D. Dr. Kauffman has served as Karyopharm’s Chief Executive Officer since January 2011 and has been one of our directors since 2008. Dr. Kauffman co-founded Karyopharm with Dr. Sharon Shacham in 2008 and served as our President from January 2011 to December 2013 and as Chief Medical Officer from December 2012 to December 2013. Prior to joining Karyopharm, he was Chief Medical Officer of Onyx Pharmaceuticals Inc., a biopharmaceutical company, from November 2009 to December 2010. From November 2008 to November 2009, Dr. Kauffman was Chief Medical Officer of Proteolix Inc., which was acquired by Onyx Pharmaceuticals. At Proteolix, he led the development of Kyprolis® (carfilzomib), a novel proteasome inhibitor approved in refractory myeloma by the Food and Drug Administration in July 2012. Dr. Kauffman was an operating partner at Bessemer Venture Partners from 2006 to 2008, where he led investments in biotechnology companies. From 2006 to 2008, he was President and Chief Executive Officer of Epix Pharmaceuticals, Inc., a biopharmaceutical company that underwent liquidation proceedings through an assignment for the benefit of creditors under Massachusetts law in 2009. Dr. Kauffman was President and Chief Executive Officer of Predix Pharmaceuticals, Inc., a private biopharmaceutical company focused on G protein-coupled receptors (GPCR), from 2002 until its merger into Epix Pharmaceuticals in 2006. In that role, he led the merger of Predix Pharmaceuticals and Epix Pharmaceuticals, oversaw the discovery and development of four new clinical candidates and led collaboration transactions with Amgen and GlaxoSmithKline. From March 2000 to September 2002, Dr. Kauffman was Vice President, Clinical at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he led the Velcade® development program. From September 1997 to March 2000, Dr. Kauffman held a number of senior positions at Millennium Predictive Medicine, Inc., a biopharmaceutical company and a subsidiary of Millennium Pharmaceuticals, where he led the discovery and development of novel molecular diagnostics for major cancers, including melanoma, and led transactions with Becton-Dickenson and Bristol Myers Squibb. From August 1995 to September 1997, Dr. Kauffman held a number of senior positions at Biogen Idec, Inc., a biopharmaceutical company, where he led the clinical development of anti-CD40L antibodies in autoimmune and inflammatory diseases, and acted as the main medical advisor to the Biogen business development group. Dr. Kauffman currently serves on the board of directors, nominating and governance committee and research and development committee of Infinity Pharmaceuticals, Inc., a public biopharmaceutical company, on the board of directors and audit committee and as chairman of the compensation committee of Kezar Life Sciences, Inc., a public biopharmaceutical company, and on the board of directors and compensation committee of Verastem Inc., a public biopharmaceutical company. Dr. Kauffman previously served on the board of directors and compensation and audit committees of Zalicus Inc., a biotechnology company. Dr. Kauffman received his B.A. in Biochemistry from Amherst College and his M.D. and Ph.D. from Johns Hopkins Medical School, and he trained in internal medicine and rheumatology at

Beth Israel Hospital (now Beth Israel Deaconess Medical Center) and Massachusetts General Hospital. He is board certified in internal medicine.

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

Michael Mason, C.P.A., M.B.A. Mr. Mason was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company on February 25, 2019. Additionally, Mr. Mason has also been designated as the Company’s principal financial officer and principal accounting officer, effective on March 2, 2019 following the filing of this Form 10-K. Mr. Mason served as Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc., a public biopharmaceutical company, from February 2011 until February 2019, as its Principal Accounting Officer from February 2011 to October 2018, and as its Principal Financial Officer from February 2011 to June 2016 and from January 2017 to May 2017. From December 2005 to February 2011, Mr. Mason served as Alynylam’s Corporate Controller. From May 2000 through November 2005, Mr. Mason served in several finance and commercial roles at Praecis Pharmaceuticals Incorporated, a public biotechnology company, most recently as Corporate Controller. Prior to Praecis, Mr. Mason worked in the audit practice at KPMG LLP, a national audit, tax and advisory services firm. Mr. Mason received a B.A. in Business Administration from Stetson University and an M.B.A. from Babson College and is a certified public accountant.

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

Anand Varadan. Mr. Varadan has served as Karyopharm’s Executive Vice President, Chief Commercial Officer since June 2018. Mr. Varadan has built and led commercial and cross-functional operations and successfully launched and marketed novel therapeutics across a broad array of therapeutic areas. Most recently, Mr. Varadan provided commercial and strategic consultancy services to a variety of biotech companies and investors from September 2016 to June 2016 through his firm, Ignition Insights, LLC. Prior to forming Ignition Insights, he served as Chief Commercial Officer for Chiasma, Inc., a biopharmaceutical company, from August 2015 to June 2016. From January 1999 to July 2015, he served in a progression of commercial leadership and general management roles at Amgen Inc., a biopharmaceutical company, including Vice President, Inflammation and Nephrology Business Unit from April 2014 to July 2015 and Vice President/General Manager, Amgen Canada from September 2011 to April 2014. Prior to Amgen, Mr. Varadan was a brand manager at Procter and Gamble Company. Mr. Varadan received an M.B.A. from the Simon Business School at the University of Rochester and a B.A. in Zoology from The George Washington University.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and eventual commercialization of selinexor. In August 2018, we announced the completion of the rolling submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act, or PDUFA. On February 26, 2019, the FDA convened its Oncologic Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. In January 2019, we announced the completion of enrollment of our BOSTON study, and we anticipate top-line data from the BOSTON study at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol. We cannot predict when or if selinexor will receive marketing approval on accelerated basis, or at all.

We cannot commercialize drug candidates in the United States without first obtaining regulatory approval for the drug from the FDA; similarly, we cannot commercialize drug candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if selinexor or another drug candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for selinexor in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of selinexor or any other drug candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for selinexor, we will still need to develop a commercial organization, or collaborate with third parties, for the commercialization of selinexor, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize selinexor, we may not be able to generate sufficient revenues to continue our business.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, we released top-line results from the expansion of our Selinexor Treatment of Refractory Myeloma (STORM) study in 2018. While we believe the results we observed were positive, the FDA’s ODAC reviewed the data in our NDA based on the results from the STORM study and recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. Accordingly, there can be no assurance that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after providing a positive opinion on, or otherwise reviewing and providing comments or advice on, a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Furthermore, the FDA or non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

To date, we have had several discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act, or PDUFA. On February 26, 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and a primary endpoint of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we did in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study.

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

We are early in our development efforts and have four drug candidates, selinexor, verdinexor, eltanexor and KPT-9274, in clinical development for treatment of human diseases. The success of these and any of our other drug candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;

•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drugs for which we may obtain marketing approval, whether alone or in collaboration with others;

•	launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others;

•	acceptance of the drugs, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement by third-party payors, including government payors, for any approved drugs;

•	maintaining an acceptable safety profile of the drugs following approval;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining and growing an organization of scientists and business people, including collaborators, who can develop and commercialize our drug candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, certain data from our Phase 1 and Phase 2 clinical trials of selinexor to date are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Furthermore, the failure of any drug candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other drug candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our drug candidates are approved.

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

•

our third-party contractors, including those manufacturing our drug candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we or our investigators might have to suspend or terminate clinical trials of our drug candidates for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	regulators may recommend or require us to perform additional or unanticipated clinical trials to obtain approval;

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and

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

Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates, allow our competitors to bring drugs to market before we do or impair our ability to successfully commercialize our drug candidates, which would harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of regulatory approval of our drug candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our drug candidates or we observe limited efficacy of our drug candidates, we may need to abandon or limit the development of one or more of our drug candidates or it could delay or prevent regulatory approval, limit commercial viability, or result in significant negative consequences following any marketing approval.

Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Adverse events, or AEs, in our clinical trials to date have been generally predictable and manageable, although some patients have experienced more serious AEs. The most common drug-related AEs were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, in Part 2 of the STORM study each patient experienced at least one AE, approximately 78.0% of patients received a dose modification of selinexor during the study as a result of AEs and approximately 26.8% of patients discontinued use of selinexor during the study as a result of AEs. A small percentage of patients across our clinical trials have experienced SAEs deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

These AEs and the resulting dose modification and/or treatment discontinuation rates or safety or toxicity issues that we may experience in our clinical trials in the future could result in a more restrictive label for any drug candidates approved for marketing or could result in the delay or denial of approval to market any drug candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from ever generating revenue from the sale of drugs or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our drug candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such drug;

•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;

•	regulatory authorities may require one or more postmarketing studies;

•	regulatory authorities may withdraw the approval of such drug;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenues from the sale of our drugs and harm our business and results of operations.

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

If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our drug candidates will require significant resources and may not be successful. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our drugs for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	sufficient third-party coverage or reimbursement;

•	effectiveness of our sales and marketing efforts;

•	adverse publicity about our drugs or favorable publicity about competitive products;

•	the prevalence and severity of any side effects;

•	any restrictions on the use of our drugs together with other medications; and

•	inability of certain types of patients to take our drugs.

Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for selinexor or any other drug candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If, in the future, we are unable to establish sales, marketing and distribution capabilities or maintain current agreements or enter into additional agreements with third parties to sell, market and distribute our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved.

We are in the process of establishing a sales and marketing infrastructure and our company has not previously sold, marketed or distributed pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales, marketing and distribution organization or outsource these functions to other third parties. In the future, we may choose to build a sales, marketing and distribution infrastructure to market or co-promote one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We are currently establishing the commercial infrastructure to support a potential launch of selinexor in the United States, and we intend to work with existing and potential partners to establish such commercial infrastructure outside the United States.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost that we anticipated. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;

•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;

•	unforeseen costs and expenses associated with creating an independent sales, marketing and distribution organization; and

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in maintaining current arrangements or entering into additional arrangements with third parties to sell, market and distribute our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

The discovery, development and commercialization of new drugs is highly competitive. We face competition with respect to our current drug candidates and will face competition with respect to any drug candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our drug candidates, although we believe that to date, none of these competitive drugs and therapies currently in development are based on scientific approaches that are the same as our approach. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, safer, more convenient or less costly than any that we are developing or that would render our drug candidates obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or preventing us from entering into a particular indication at all.

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

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. For example, we may be sued if any drug we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our drug candidates or drugs caused injuries, we will incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any drugs that we may develop.

We currently hold clinical trial liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our drug candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Since inception, we have incurred significant operating losses. Our net losses were $178.4 million, $129.0 million, and $109.6 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. As of December 31, 2018 and December 31, 2017, we had an accumulated deficit of $673.7 million and $495.3 million, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. Even if we are able to commercialize one of our drug candidates for the treatment of human disease in the near future, we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that our expenses will continue to increase substantially as compared to prior periods as we prepare for the potential commercialization of selinexor, including due to the impact of increased headcount, to support our clinical and commercialization activities, expanded infrastructure and increased insurance premiums. If we obtain marketing approval for selinexor, we expect to incur further increased sales, marketing, distribution and outsourced manufacturing expenses.

We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval, prior to or upon receiving marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control, scientific, commercial and management personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies;

•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our other operations as a public company; and

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

To become and remain profitable, we must develop and eventually commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including:

•	completing preclinical studies and clinical trials of our drug candidates;

•	obtaining marketing approval for these drug candidates;

•	manufacturing at commercial scale, marketing, selling and distributing those drugs for which we may obtain marketing approval;

•	establishing and managing any collaborations for the development, marketing and/or commercialization of our drug candidates;

•	hiring and building a full commercial organization required for the marketing, selling and distribution for those drugs for which we obtain marketing approval;

•	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any drugs we commercialize; and

•	obtaining, maintaining and protecting our intellectual property rights.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the FDA or other regulatory authorities to perform clinical trials and non-clinical studies in addition to those that have been conducted or are currently expected, or if there are any delays in the development of any of our drug candidates or the manufacture of any of our drug candidates.

We may be unable to develop and commercialize selinexor or any other drug candidate and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical trials of, and seek marketing approval and prepare for commercialization of, selinexor and our other drug candidates. We have begun to incur commercialization expenses related to selinexor, including beginning to build a commercial infrastructure, and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for selinexor. If we obtain marketing approval for any of our drug candidates, we expect to incur significant additional commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts.

We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form 10-K while we are establishing the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

•	the progress and results of our current and planned clinical trials of selinexor;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates, including whether any additional clinical trials or other activities are required for approval or label expansion;

•	our ability to establish and maintain collaborations on favorable terms;

•	the success of any collaborations that we have entered into and may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•

the costs of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we receive marketing approval, and pre-commercialization costs for our drug candidates incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities that are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval;

•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish; and

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential drug candidates, conducting preclinical studies and clinical trials and seeking marketing approvals are time-consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. Although the FDA has accepted for filing our NDA for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma, we may not receive approval to commercialize selinexor, and even if we do, the resulting revenue is not likely to enable us to achieve profitability in the near term. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several months or which could take possibly several years to be commercially available, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit reduce or development activities for one or more of our drug candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our drug candidates.

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including

Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report a larger net loss in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the market price of our common stock and the trading price of the Notes.

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

Collaborations involving our drug candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected or in compliance with applicable regulatory requirements;

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market and generate revenue from sales of drugs.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. In such an event, our financial results and the commercial prospects for our drug candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

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

•

equipment malfunctions, power outages or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process;

•	the possible misappropriation or disclosure by the third party or others of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

If any of our drug candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities, as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our drug candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Third-party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA, granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. We also announced the submission of a Marketing Authorization Application to the EMA in January 2019 with a request for conditional approval. On February 26, 2019, the FDA convened its Oncology Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

In order to market and sell our drugs in the European Union and many other jurisdictions, we and our current or future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We and our collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. We are using the data from our expanded STORM study in penta-refractory multiple myeloma to support a request that the FDA consider granting accelerated approval for selinexor. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. However, the FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the FDA taking action on our accelerated approval submission, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. On February 26, 2019, the FDA convened its Oncologic Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. If the FDA does not grant marketing approval based on our NDA requesting accelerated approval, we will need to wait until the results of the randomized Phase 3 BOSTON study are available to seek regular approval of selinexor as a treatment for relapsed/refractory multiple myeloma, assuming those results are positive, and there can be no assurance that the FDA will grant such approval.

Similarly, we intend to use the data from the SADAL study to support an NDA request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory diffuse large B-cell lymphoma, or DLBCL and work with the FDA to determine the appropriate timeline for the submission of the NDA. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. While the FDA has agreed that the current trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we have submitted or may submit to the EMA to support conditional approval of selinexor to treat penta-refractory multiple myeloma, relapsed/refractory diffuse large B-cell lymphoma, or any other cancer indication. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In April 2018, the FDA granted fast track designation to selinexor for the treatment of patients with multiple myeloma who have received at least three prior lines of therapy that include regimens comprised of an alkylating agent, a glucocorticoid, Velcade® (bortezomib), Kyprolis® (carfilzomib), Revlimid® (lenalidomide), Pomalyst® (pomalidomide) and Darzalex® (daratumumab) and whose disease is refractory to at least one proteasome inhibitor (Velcade or Kyprolis), one immunomodulatory agent (Revlimid or Pomalyst), glucocorticoids and to Darzalex, as well as to the most recent therapy. In addition, in November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. However, even with these fast track designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that selinexor will be approved by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In addition, we may request priority review in the future for our product candidates in other indications. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. For example, despite the FDA granting our request for priority review of our NDA, during the ODAC meeting to review our NDA, the FDA raised significant issues of concern with the NDA and the ODAC made a non-binding recommendation by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our drug candidates that are approved for sale, are the following:

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in recent months, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 54 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, six patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

Our commercial success depends upon our ability and the ability of any current and future collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing and marketing our drug candidates and using our technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or drug or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

As of February 1, 2019, four of our trademarks are registered in the United States. We also have eight pending intent-to-use applications in the United States, six of which has been allowed, meaning that we can perfect our registration when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for seven trademarks (potential drug names for selinexor). Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. Applications for two of those marks (XPOVIO and NEXPOVIO) have been filed in an additional twelve jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We expect to continue to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches, and the costs and consequences of implementing data protection measures could be significant.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our reputation or competitive position could be damaged, and the further development and commercialization of our drug candidates could be delayed or halted. We may also be vulnerable to cyber attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate security measures.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of December 31, 2018, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $4.26. On February 22, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market was $5.07 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;

•	results of clinical trials of our drug candidates or those of our competitors;

•	our success in commercializing our drug candidates, if and when approved;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our drug candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. We may also face securities class action litigation if we cannot obtain regulatory approvals for, or if we otherwise fail to commercialize, selinexor or other of our drug candidates. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

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

We have incurred increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly especially since we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies” and that were applicable to us prior to January 1, 2019.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. We will need to continue to dedicate internal resources, continue to engage outside consultants and follow a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 60,829,308 shares outstanding as of December 31, 2018. Of such shares, at least 11.2 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

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

Our headquarters are located in Newton, Massachusetts, where we lease 98,502 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany and 2,153 square feet of office space in Tel Aviv-Yafo, Israel.

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

Holders

As of February 15, 2019, there were nine holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Karyopharm Therapeutics Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index *$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.Fiscal year ending December 31.

Cumulative Total Return Comparison

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Karyopharm Therapeutics Inc.	100.00	163.31	57.81	41.01	41.88	40.88
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
License and other revenue	$30,336	$1,605	$154	$250	$229

Operating expenses:
Research and development	161,372	107,273	86,938	97,744	60,127
General and administrative	48,847	24,870	23,948	21,582	15,948

Total operating expenses	210,219	132,143	110,886	119,326	76,075

Loss from operations	(179,883)	(130,538)	(110,732)	(119,076)	(75,846)
Other income, net	1,502	1,617	1,294	895	69

Loss before income taxes	(178,381)	(128,921)	(109,438)	(118,181)	(75,777)
Provision for income taxes	(26)	(63)	(139)	—	—

Net loss	$(178,407)	$(128,984)	$(109,577)	$(118,181)	$(75,777)

Net loss per share—basic and diluted	$(3.14)	$(2.81)	$(2.92)	$(3.32)	$(2.43)

Weighted-average number of common shares used in net loss per share—basic and diluted	56,799,699	45,899,784	37,523,051	35,619,506	31,135,694

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$328,199	$146,469	$129,552	$175,633	$205,724
Working capital	287,708	98,956	115,160	162,468	195,450
Total assets	341,192	180,294	180,385	215,443	220,337
Convertible senior notes	102,664	—	—	—	—
Total stockholders’ equity	183,170	129,464	162,243	198,365	206,794

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. Oral selinexor is being evaluated in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, and the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma. During 2018, we reported positive top-line data from the STORM and SADAL studies as well as updated interim data for the STOMP and SEAL studies. As a result of the positive top-line results from the STORM and SADAL studies, we are pursuing or plan to pursue marketing approvals for selinexor in the United States and Europe.

Following the positive outcome from the expanded cohort for the STORM study, in August 2018, we announced the completion of the rolling submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. Patients with penta-refractory multiple myeloma have previously received the two proteasome inhibitors (PIs), Velcade® (bortezomib) and Kyprolis® (carfilzomib), the two immunomodulatory drugs (IMiDs), Revlimid® (lenalidomide) and Pomalyst® (pomalidomide), and the anti-CD38 monoclonal antibody Darzalex® (daratumumab), as well as alkylating agents; their disease is refractory to glucocorticoids, at least one PI and at least one IMiD, Darzalex®; and their disease has progressed following their most recent therapy. The FDA previously granted orphan drug designation and fast track designation to selinexor for the treatment of patients with penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act (PDUFA).

We also announced the submission of a Marketing Authorization Application to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval. The EMA’s Committee for Medicinal Products for Human Use (CHMP) has granted accelerated assessment for the selinexor Marketing Authorization Application. An accelerated assessment is granted to products deemed by the CHMP to be of major interest for public health and represent therapeutic innovation. Accelerated assessments may reduce the active review time of an MAA from the standard 210 days down to 150 days once it has been validated by the EMA.

On February 26, 2019, the FDA convened its Oncologic Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. The proposed indication discussed at the ODAC meeting was for selinexor in combination with dexamethasone for the treatment of patients with refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In light of this recommendation, we plan to work with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor. In January 2019, we announced the completion of enrollment of our BOSTON study, and we anticipate top-line data from the BOSTON study at the earliest by the end of 2019 or into 2020 depending on the occurrence of progression events per protocol.

Provided that marketing approval is granted by the FDA, we plan to commercialize selinexor in the United States as a treatment of patients in the approved indication as early as the first half of 2019. We are completing the development of our U.S. commercial capabilities to support a potential launch of selinexor in the United States and recently hired our U.S. sales force and expanded our marketing and market access teams. We will either work with existing and potential partners to establish a commercial infrastructure outside the United States or may, in certain geographies, elect to establish the commercial infrastructure ourselves.

Based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T (CAR-T) cell therapy and intend to work with the FDA to determine the appropriate timeline for the submission. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. We also plan to submit a Marketing Authorization Application to the EMA with a request for conditional approval.

As of December 31, 2018, we had an accumulated deficit of $673.7 million. We had net losses of $178.4 million, $129.0 million and $109.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. To date, we have not generated revenues from drug sales. We have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from our business development activities.

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

The successful development of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from any drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	establishing an appropriate safety profile with Investigational New Drug-enabling toxicology studies, and ongoing clinical trials;

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing commercial sales and marketing capabilities and launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the drugs following approval.

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

Interest Expense

Interest expense consists of interest expense related to the aggregate $172.5 million principal amount of 3.0% Convertible Senior Notes due 2025 the Company issued in a private offering to qualified institutional buyers in October 2018 (Notes). A portion of the interest expense on the Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs. In 2018 we recorded $2.5 million in interest expense, of which $1.1 million relates to accrued interest and the remainder to the accretion of the debt discount and amortization of issuance costs of the Notes.

Other Income (Expense)

Other income consists primarily of interest income earned on our cash and cash equivalents and investments. Other (expense) income consists primarily of foreign currency transaction losses associated with our German and Israeli subsidiaries whose functional currency is the Euro and Israeli Shekel, respectively.

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

License and Asset Purchase Agreements

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

We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), as well as subsequent amendments, which were codified in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 while the reported results for the years ended December 31, 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as (legacy GAAP) or the (previous guidance). The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of the Company’s contracts with customers was required.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as revenue upon transfer of control of the license. We evaluate all other promised goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as performance obligations.

We utilize judgment to determine the transaction price. In connection therewith, we evaluate contingent milestones at contract inception to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achieving development milestone payments which may not be subject to a material reversal and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

We then determine whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress, as applicable, for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
License and other revenue	$30,336	$1,605	$154

Operating expenses:
Research and development	161,372	107,273	86,938
General and administrative	48,847	24,870	23,948

Loss from operations	(179,883)	(130,538)	(110,732)
Other income, net	1,502	1,617	1,294

Loss before income taxes	(178,381)	(128,921)	(109,438)
Provision for income taxes	(26)	(63)	(139)

Net loss	$(178,407)	$(128,984)	$(109,577)

Comparison of Years Ended December 31, 2018 and 2017

License and Other Revenue. Revenue for the year ended December 31, 2018 was $30.3 million compared to $1.6 million for the year ended December 31, 2017. We recognized revenue pursuant to an Asset Purchase Agreement (APA) with Biogen MA Inc. (Biogen), a license arrangement with Ono Pharmaceutical Co., Ltd. (Ono) and a government grant arrangement during the year ended December 31, 2018. In comparison, during 2017, our revenue primarily related to $1.3 million in revenue related to a license agreement with Anivive Lifesciences, Inc.(Anivive), and revenue related to a government grant.

Research and Development Expense. Research and development expense increased by approximately $54.1 million to $161.4 million for the year ended December 31, 2018 from $107.3 million for the year ended December 31, 2017. The increase was primarily related to:

•	an increase of $20.4 million in clinical trial costs, primarily related to the selinexor program;

•	an increase of $13.5 million in consulting and professional expense related to the preparation and submission of our New Drug Application (NDA) filing;

•	an increase of $11.8 million in personnel costs, primarily due to increased headcount and onboarding costs, offset by a decrease of $2.9 million in stock-based compensation expense;

•	an increase of $5.8 million in travel, toxicology study costs and other research and development expenses; and

•	an increase of $2.6 million in discovery and occupancy costs.

We expect our research and development expenses to decrease in 2019 as compared with 2018 as we moderate our spending on our development programs and clinical trials, while continuing clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor. In August 2018, we announced the completion of the rolling submission of an NDA to the Food and Drug Administration (FDA) with a request for accelerated approval for selinexor as a new treatment for patients based on the results from the expanded cohort of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA. We also announced the submission of a Marketing Authorization Application to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval.

In addition, based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T (CAR-T) cell therapy and intend to work with the FDA to determine the appropriate timeline for the submission. We also plan to submit a Marketing Authorization Application to the EMA with a request for conditional approval.

General and Administrative Expense. General and administrative expense increased by approximately $23.9 million to approximately $48.8 million for the year ended December 31, 2018 from approximately $24.9 million for the year ended December 31, 2017. The increase was primarily related to:

•	an increase of $7.3 million in commercial related activities;

•	an increase of $6.8 million in personnel costs, primarily due to increased headcount and onboarding costs, offset by a decrease of $1.2 million in stock-based compensation expense;

•	an increase of $4.7 million in consulting and professional costs;

•	an increase of $2.9 million in occupancy costs; and

•	an increase of $2.3 million in other administrative costs.

We expect our general and administrative expenses to increase in 2019 to support of our expanding operating and commercial activities. However, following our discussions with the FDA to evaluate the best path forward as it continues to review our NDA requesting accelerated approval of selinexor based on the results of the STORM trial, we plan to re-evaluate our planned expenditures during 2019.

Other income, net. Other income, net decreased by approximately $0.1 million to approximately $1.5 million for the year ended December 31, 2018 from $1.6 million for the year ended December 31, 2017. The decrease is primarily due to $2.5 million of interest expense related to the issuance of the Notes offset by a $2.3 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances in 2018.

Comparison of Years Ended December 31, 2017 and 2016

License and Other Revenue. We recognized revenue pursuant to a license agreement with Anivive and government grants in 2017 and pursuant to a government grant in 2016. Revenue for the year ended December 31, 2017 was $1.6 million compared to $0.2 million for the year ended December 31, 2016.

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

Liquidity and Capital Resources

To date, we have not generated revenues from drug sales. We have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from our business development activities.

As of December 31, 2018, we had $330.2 million in cash, cash equivalents and investments.

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was $166.9 million, after deducting the initial purchasers’ discounts and commissions and actual offering expenses payable by us.

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

On May 23, 2018, we entered into a License Agreement (Antengene Agreement) with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong (Antengene) and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which we granted Antengene exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor and KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications (Oncology Field), as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications (Non-Oncology Field). We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the Oncology Field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the Oncology Field, as well as verdinexor in the Non-Oncology Field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Under the terms of the Antengene Agreement, we received an upfront cash payment of $11.7 million and are entitled to receive up to $105.0 million in milestone payments from Antengene if certain development goals are achieved and up to $45.0 million in milestone payments from Antengene if certain sales milestones are achieved. We are further eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor in China and Macau, and tiered single- to double-digit royalties based on future net sales of KPT-9274 and verdinexor in the licensed territories. Antengene’s obligations under the Antengene Agreement have been guaranteed by Antengene Corporation Co. Ltd.

We are party to a research agreement with the Multiple Myeloma Research Foundation (MMRF). Under this research agreement, we are obligated to make certain payments to MMRF, including if we out-license selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the year ended December 31, 2018, we paid approximately $0.3 million of the Antengene upfront cash payment to MMRF, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the license agreement with Ono (Ono License Agreement), we paid to MMRF approximately $2.0 million of the upfront cash payment from Ono in the year ended December 31, 2017. We will be obligated to pay MMRF a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in our consolidated statement of operations. As of December 31, 2018, a maximum of $3.8 million in future obligations are remaining under the MMRF agreement.

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

In December 2015, we entered into a sales agreement (as amended on November 7, 2016 and December 1, 2017, the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent, relating to an “at-the-market” offering, pursuant to which we issued and sold 9,172,159 shares of our common stock for net proceeds of approximately $89.1 million. The Sales Agreement was terminated effective August 12, 2018. During the year ended

December 31, 2018, the Company did not sell any shares under the Sales Agreement. During the years ended December 31, 2017 and 2016, the Company sold an aggregate of 3,405,763 shares and 5,645,082 shares, respectively, under the Sales Agreement for net proceeds of approximately $36,978 and $50,573, respectively.

At December 31, 2018, we had $330.2 million in cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $178.4 million for the year ended December 31, 2018. Net cash used in operations for the year ended December 31, 2018 was $159.1 million. We expect that cash, cash equivalents and short- and long-term investments at December 31, 2018 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form 10-K while we establish the commercial infrastructure for a potential launch of selinexor in the United States.

Cash flows

The following table provides information regarding our cash flows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(159,117)	$(73,717)	$(84,391)
Net cash (used in) provided by investing activities	(107,664)	17,108	24,595
Net cash provided by financing activities	316,109	75,743	51,164
Effect of exchange rate changes	(78)	211	(66)

Net increase (decrease) in cash and cash equivalents	$49,250	$19,345	$(8,698)

Net Cash Used in Operating Activities

Net cash used in operating activities was $159.1 million during the year ended December 31, 2018 compared to $73.7 million during the year ended December 31, 2017. Net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven primarily by a $49.4 million increase in our net loss due to an increase in our operating expenses, an $8.0 million decrease in deferred revenue primarily attributable to recognizing $19.7 million of the upfront cash payment received under the Ono License Agreement in 2017 and partially offset by the $11.7 million upfront cash payment received under the Antengene License Agreement in June and changes in the components of working capital.

Net cash used in operating activities was $73.7 million during the year ended December 31, 2017 compared to $84.4 million during the year ended December 31, 2016. Net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven primarily by the $21.9 million in deferred revenue related to the Ono License Agreement and a $10.1 million increase in our accrued expenses and other liabilities balance, offset by an increase in our net loss due to an increase in our operating expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities increased by $124.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily related to an increase of $144.4 million in the purchases of investments, partially offset by an increase of $22.0 million in proceeds from maturities of investments.

Net cash provided by investing activities decreased by $7.5 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was primarily related to a decrease of $43.8 million in proceeds from maturities of investments, offset by a $36.3 million decrease in the purchases of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $316.1 million during the year ended December 31, 2018 compared to $75.7 million during the year ended December 31, 2017. The $240.4 million increase primarily reflects $166.9 million in net proceeds from the issuance of the Notes in October 2018 and $145.7 million in net proceeds from our follow-on offering of common stock in May 2018 as compared to $37.0 million in net proceeds from the sale of common stock as part of the “at-the-market” offering during 2017 and $37.9 million in net proceeds from our follow-on offering of common stock in April 2017.

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

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical trials of and as we seek marketing approval for, selinexor and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that cash, cash equivalents and short- and long-term investments at December 31, 2018 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form 10-K while we establish the commercial infrastructure for a potential launch of selinexor in the United States. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$23,431	$3,046	$6,485	$7,165	$6,735
Purchase obligations(2)	—	—	—	—	—
Convertible senior notes	208,725	5,175	10,350	10,350	182,850

Total contractual cash obligations	$232,156	$8,221	$16,835	$17,515	$189,585

(1)	Represents future minimum lease payments under our non-cancelable operating lease.
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

If we, our affiliates, licensees or transferees commercialize products incorporating a program invention or program intellectual property, which we call research program products, we would be obligated to pay to MMRF mid- single-digit royalties as a percentage of worldwide net sales of research program products, including selinexor, sold by us, our affiliates, licensees or transferees. If we out-license rights to a research program product, we are obligated to pay MMRF a percentage of certain payments we receive from our licensee for the grant of such rights. If we sell all or substantially all of our assets to one or more third parties who were not our stockholders on the effective date of the agreement, or if one or more third parties acquire more than fifty percent of our equity and payments are made directly to our stockholders for the sale of their shares of our stock, each of which we call a change of control, we will be obligated to pay to MMRF a percentage of the value we or our shareholders receive in connection with such change of control. The maximum aggregate amount we may be obligated to pay to MMRF for royalties, out-licensing our rights or as a result of a change of control is $6.0 million, of which $2.3 million has been paid through December 31, 2018 in connection with the Antengene License Agreement and the Ono License Agreement.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2018 and 2017, we had cash, cash equivalents, restricted cash and investments of $330.9 million and $176.4 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents or investment portfolio.

We do not believe our cash, cash equivalents, restricted cash and short- and long-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-and long-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value of securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appears on pages 127 through 132 of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Vice President, Finance and Assistant Treasurer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Assistant Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Assistant Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2019

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2019 Proxy Statement. We expect to file our 2019 Proxy Statement with the SEC within 120 days of December 31, 2018.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and

the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

February 28, 2019

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$118,021	$68,997
Short-term investments	210,178	77,472
Prepaid expenses and other current assets	6,413	1,754
Restricted cash	—	200

Total current assets	334,612	148,423
Property and equipment, net	3,863	2,185
Long-term investments	2,001	29,396
Restricted cash	716	290

Total assets	$341,192	$180,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,332	$5,665
Accrued expenses	32,493	21,445
Deferred revenue	9,362	21,921
Deferred rent	390	303
Other current liabilities	327	133

Total current liabilities	46,904	49,467
Convertible senior notes	102,664	—
Deferred revenue, net of current portion	4,532	—
Deferred rent, net of current portion	3,922	1,363

Total liabilities	158,022	50,830

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 60,829,308 and 49,533,150 shares issued and outstanding at December 31, 2018 and 2017, respectively	6	5
Additional paid-in capital	857,156	625,017
Accumulated other comprehensive loss	(244)	(217)
Accumulated deficit	(673,748)	(495,341)

Total stockholders’ equity	183,170	129,464

Total liabilities and stockholders’ equity	$341,192	$180,294

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
License and other revenue	$30,336	$1,605	$154
Operating expenses:
Research and development	161,372	107,273	86,938
General and administrative	48,847	24,870	23,948

Total operating expenses	210,219	132,143	110,886

Loss from operations	(179,883)	(130,538)	(110,732)
Other income (expense):
Interest income	4,028	1,698	1,284
Interest expense	(2,493)	—	—
Other (expense) income	(33)	(81)	10

Total other income, net	1,502	1,617	1,294

Loss before income taxes	(178,381)	(128,921)	(109,438)
Provision for income taxes	(26)	(63)	(139)

Net loss	$(178,407)	$(128,984)	$(109,577)

Net loss per share—basic and diluted	$(3.14)	$(2.81)	$(2.92)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	56,799,699	45,899,784	37,523,051

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net loss	$(178,407)	$(128,984)	$(109,577)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	39	(97)	34
Foreign currency translation adjustment	(66)	154	(26)

Comprehensive loss	$(178,434)	$(128,927)	$(109,569)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	35,864,765	$4	$455,170	$(282)	$(256,527)	$198,365
Vesting of restricted stock	262,125	—	—	—	—	—
Settlements of restricted stock units for tax withholding obligations	(6,526)	—	(39)	—	—	(39)
Exercise of stock options and shares issued under the employee stock purchase plan	122,383	—	630	—	—	630
Stock-based compensation expense	—	—	22,283	—	—	22,283
Issuance of common stock, net of issuance costs of $1,530	5,645,082	—	50,573	—	—	50,573
Unrealized gain on investments	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Net loss	—	—	—	0	(109,577)	(109,577)

Balance at December 31, 2016	41,887,829	4	528,617	(274)	(366,104)	162,243
Cumulative effect adjustment for adoption of new accounting guidance	—	—	253	—	(253)	—
Vesting of restricted stock	182,496	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	154,623	—	858	—	—	858
Stock-based compensation expense	—	—	20,405	—	—	20,405
Issuance of common stock, net of issuance costs of $1,060	7,308,202	1	74,884	—	—	74,885
Unrealized loss on investments	—	—	—	(97)	—	(97)
Foreign currency translation adjustment	—	—	—	154	—	154
Net loss	—	—	—	—	(128,984)	(128,984)

Balance at December 31, 2017	49,533,150	5	625,017	(217)	(495,341)	129,464
Vesting of restricted stock	113,800	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	656,934	—	3,519	—	—	3,519
Stock-based compensation expense	—	—	17,275	—	—	17,275
Issuance of common stock, net of issuance costs of $231	10,525,424	1	145,704	—	—	145,705
Equity component of 2025 Notes	—	—	67,850	—	—	67,850
Equity component of deferred financing costs for 2025 notes	—	—	(2,209)	—	—	(2,209)
Unrealized gain on investments	—	—	—	39	—	39
Foreign currency translation adjustment	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(178,407)	(178,407)

Balance at December 31, 2018	60,829,308	$6	$857,156	$(244)	$(673,748)	$183,170

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(178,407)	$(128,984)	$(109,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	713	717
Net amortization of premiums and discounts on investments	29	1,187	1,199
Stock-based compensation expense	17,275	20,405	22,283
Amortization of debt discount and issuance costs	1,420	—	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,663)	342	(120)
Accounts payable	(1,380)	909	945
Accrued expenses and other liabilities	11,255	10,070	368
Deferred revenue	(8,027)	21,921	—
Deferred rent	2,646	(280)	(206)

Net cash used in operating activities	(159,117)	(73,717)	(84,391)

Investing activities
Purchases of property and equipment	(2,363)	(62)	(70)
Proceeds from maturities of investments	137,510	115,544	159,365
Purchases of investments	(242,811)	(98,374)	(134,700)

Net cash (used in) provided by investing activities	(107,664)	17,108	24,595

Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	166,885	—	—
Proceeds from issuance of common stock, net of issuance costs	145,705	74,885	50,573
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	3,519	858	630
Settlements of restricted stock units for tax withholding obligations	—	—	(39)

Net cash provided by financing activities	316,109	75,743	51,164

Effect of exchange rate on cash, cash equivalents and restricted cash	(78)	211	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,250	19,345	(8,698)
Cash, cash equivalents and restricted cash at beginning of period	69,487	50,142	58,840

Cash, cash equivalents and restricted cash end of period	$118,737	$69,487	$50,142

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$118,021	$68,997	$49,663
Short-term restricted cash	—	200	—
Long-term restricted cash	716	290	479

Total cash, cash equivalents and restricted cash	$118,737	$69,487	$50,142

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

The Company has generated an accumulated deficit of $673,748 since inception. The Company has financed its operations to date primarily through private placements of its preferred stock, proceeds from its initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from its business development activities. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and operating losses for at least the foreseeable future. The Company expects that its cash, cash equivalents and investments at December 31, 2018 will be sufficient to fund current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements while it establishes the commercial infrastructure for a potential launch of selinexor in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer and certain other major diseases. All of the Company’s revenues to date have been derived in the United States. All material long-lived assets of the Company reside in the United States.

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

Principles of Consolidation

The consolidated financial statements at December 31, 2018 include the accounts of (i) the Company, (ii) Karyopharm Securities Corp. (“KPSC”, a wholly-owned Massachusetts corporation of the Company incorporated in December 2013), (iii) Karyopharm Europe GmbH (a wholly-owned German Limited Liability Company, incorporated in September 2014), (iv) Karyopharm Therapeutics (Bermuda) Ltd. (a limited liability company, registered in Bermuda in March 2015), and (vi) Karyopharm Israel Ltd. (a wholly owned Israeli subsidiary of the Company formed in June 2018). All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. Cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company does not hold any money market funds with significant liquidity restrictions that would be required to be excluded from cash equivalents.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and investments. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Fair Value Measurements

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented in the consolidated financial statements at amounts that approximate fair value at December 31, 2018 and 2017.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$76,881	$76,881	$—	$—
Investments:
Current:
Corporate debt securities	143,079	—	143,079	—
Commercial paper	43,978	—	43,978	—
U.S. government and agency securities	19,124	—	19,124	—
Certificate of deposit	3,997	—	3,997	—
Non-current:
Corporate debt securities (one to two year maturity)	2,001	—	2,001	—

	$289,060	$76,881	$212,179	$—

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), as well as subsequent amendments, which were codified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 while the reported results for the years ended December 31, 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of the Company’s contracts with customers was required.

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

The Company then determines whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress, as applicable, for each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange (losses) gains of $(27), $(62) and $10 were recorded in other income (expense) for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) resulted in significant changes to the U.S. corporate income tax system. For additional details regarding this act, see Note 12, “Income Taxes”.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, as well as modifications to existing stock options and shares issued under the Company’s employee stock purchase plan (“ESPP”), to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards and is recognized using an accelerated attribution model. Forfeitures are recognized as they occur.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at December 31, 2018, 2017 and 2016 (in common stock equivalent shares):

	December 31,
	2018	2017	2016
Outstanding stock options	8,917,084	7,019,083	5,574,179
Unvested restricted stock units	25,000	253,100	214,300

The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of December 31, 2018, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the year ended December 31, 2018.

Recently Adopted Accounting Standards

As detailed above, the Company adopted ASC 606 on January 1, 2018. Under the modified retrospective transition method, the Company applied ASC 606 to all contracts within scope as of January 1, 2018. Under the practical expedient concerning contract modifications contained in the transitional provisions of ASC 606, the Company has not retrospectively restated its contracts for modifications prior to the earliest period presented, and instead has reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. Qualitatively, the effect of applying this practical expedient is not material to the periods presented in the consolidated financial statements. As more fully discussed in Note 9, Asset Purchase and License Agreements, only the Company’s arrangement with Ono Pharmaceutical Co., Ltd. was determined to have unsatisfied performance obligations as of the adoption date. However, the pattern of revenue recognition was not affected and, therefore, no transition adjustment was recorded to the opening balance of accumulated deficit on January 1, 2018. All other agreements subject to transition, which only included the Company’s arrangement with Anivive Lifesciences Inc., were unaffected by the adoption of ASC 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 and reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The standard resulted in the reclassification of $490, $479 and $482 into cash, cash equivalents and restricted cash within the beginning of period balance on the consolidated statements of cash flows for the years ended

December 31, 2018, 2017 and 2016, respectively. This adoption also resulted in an immaterial adjustment to the effect of exchange rate on cash, cash equivalents and restricted cash during the year ended December 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

On December 22, 2017, the TCJA was enacted and led to significant changes to U.S. tax law. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), allowing companies to record the effects of the TCJA on a provisional basis during a measurement period not to extend beyond one year of the enactment date. SAB 118 was codified into ASC 740, Income Taxes, by ASU 2018-05. The Company recorded a reduction to its deferred tax asset for $42,763 and a corresponding reduction to its valuation allowance related to implementing applicable provisions of the TCJA during the year ended December 31, 2017. Through December 22, 2018, there was no further material information or change in estimates related to the provisional amount recognized during the year ended December 31, 2017, and, as such, the Company finalized the provisional amounts recorded under SAB 118 with immaterial changes recognized.

Recently Issued Accounting Standards

On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (“C&DI 105.09”) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company plans to implement this updated disclosure requirement beginning with the first quarter 2019 Form 10-Q.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. The Company plans to adopt the new standard using the optional method under ASU 2018-11.

Pursuant to the guidance under ASU 2016-02, the Company plans to elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which the Company also plans to elect, including: (i) a policy to not record short-term leases on the balance sheet and (ii) a policy to not separate lease and non-lease components for certain classes of underlying assets. The Company believes that the most significant effects of this standard relate to the recognition of right-of-use assets and corresponding liabilities on its consolidated balance sheet, primarily related to its existing office space in Newton, MA, and providing new disclosures with regards to the Company’s leasing activities.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company does not expect the adoption of ASU 2018-09 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU No. 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company plans to adopt this guidance effective January 1, 2019 using the modified retrospective approach. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Life Years	2018	2017
Laboratory equipment	4	$593	$593
Furniture and fixtures	5	607	381
Office and computer equipment	3	559	378
Leasehold improvements	Lesser of useful life or lease term	5,397	3,391

		7,156	4,743
Less accumulated depreciation and amortization		(3,293)	(2,558)

		$3,863	$2,185

Depreciation and amortization expense recorded for the years ended December 31, 2018, 2017, and 2016 was $735, $713 and $717, respectively.

4. Investments

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$143,254	$3	$(178)	$143,079
Commercial paper	44,001	—	(23)	43,978
U.S. government and agency securities	19,131	10	(17)	19,124
Certificates of deposit	4,000	—	(3)	3,997
Non-current:
Corporate debt securities (one to two year maturity)	2,007	—	(6)	2,001

	$212,393	$13	$(227)	$212,179

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$66,384	$—	$(131)	$66,253
Commercial paper	6,719	1	—	6,720
Certificates of deposit	2,500	—	—	2,500
U.S. government and agency securities	2,000	—	(1)	1,999
Non-current:
Corporate debt securities (one to two year maturity)	27,018	2	(104)	26,916
U.S. government and agency securities	2,500	—	(20)	2,480

	$107,121	$3	$(256)	$106,868

At December 31, 2018 and December 31, 2017, the Company held 79 and 54 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2018 and 2017 was $180,627 and $96,623, respectively. As of December 31, 2018, 8 corporate debt securities with a fair value of $14,882 had been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $47 related to these corporate debt securities are included in accumulated other comprehensive loss as of December 31, 2018. At December 31, 2018, the Company did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. As of December 31, 2017, no securities had been in a continuous unrealized loss position for more than 12 months.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at December 31, 2018 and 2017 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Research and development costs	$15,903	$16,198
Payroll and employee-related costs	10,103	3,982
Professional fees	4,931	972
Other	1,556	293

	$32,493	$21,445

6. Related Party Transactions

The Company incurred expenses for consulting and contract research services with certain related parties, including a family member of management, a board member and a private diagnostics company, of which three members of the Company’s Board of Directors, including the Company’s CEO, were also members of the private company’s Board of Directors. The Company paid consulting services of $181 and $101 for the years ended December 31, 2018 and 2017, respectively, and consulting and histopathology services of $269 for the year ended December 31, 2016, to these related parties. At December 31, 2018 and 2017, there was $0 and $34, respectively, included in accounts payable and accrued expenses due to related parties.

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

Controlled Equity Offering Sales Agreement

On December 7, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (as amended on November 7, 2016 and December 1, 2017, the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company issued and sold through Cantor an aggregate of 9,172,159 shares of the Company’s common stock, for net proceeds of approximately $89,053. The Sales Agreement was terminated effective August 12, 2018. Under the Sales Agreement, Cantor sold shares of the

Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company paid Cantor a commission of up to 3.0% of the gross proceeds from the sale of the shares of the Company’s common stock pursuant to the Sales Agreement and provided Cantor with customary indemnification and contribution rights.

During the year ended December 31, 2018, the Company did not sell any shares under the Sales Agreement. During the years ended December 31, 2017 and 2016, the Company sold an aggregate of 3,405,763 shares and 5,645,082 shares, respectively, under the Sales Agreement for net proceeds of approximately $36,978 and $50,573, respectively.

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

8. Commitments and Contingencies

Operating Leases

In 2014, the Company entered into an operating lease and subsequent amendments to lease approximately 46,167 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2022. The lease provided the Company with an allowance for improvements of $1,616 which was incurred in the first quarter of 2015. In February 2018, the lease was amended to extend the term of the lease to September 30, 2025 and expand the leased premises to approximately 62,143 square feet. In June 2018, the lease was further amended to expand the premise to a total of approximately 98,502 square feet with no change to the lease term. The 2018 lease amendments provided the Company with an allowance for improvements of $2,131, which was fully incurred during the year ended December 31, 2018.

The Company evaluated the lease amendments and determined that the classification of the lease as an operating lease had not changed, and that the amendments did not constitute a new lease. As such, the unamortized balances of the existing deferred rent and tenant improvement allowances, along with the additions to deferred rent and tenant improvement allowances, are being amortized through September 30, 2025. All improvements were deemed normal tenant improvements, were recorded as leasehold improvements and deferred rent and are being recorded as a reduction to rent expense ratably over the lease term. The Company is recording rent expense on a straight-line basis through the end of the lease term, inclusive of the period in which there are no scheduled rent payments. The Company has recorded deferred rent on the consolidated balance sheets at December 31, 2018 and December 31, 2017, accordingly. Finally, the Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $550. The amount is classified within non-current restricted cash on the consolidated balance sheet.

The Company is also party to immaterial operating leases in both Munich, Germany and Tel Aviv, Israel with lease periods through January 2020 and June 2019, respectively. Monthly rent is approximately $8 under the Munich, Germany lease and $11 monthly under the Tel Aviv, Israel lease using December 31, 2018 exchange rates.

As of December 31, 2018, the minimum future rent payments under the lease agreements are as follows (in thousands):

2019	$3,046
2020	3,208
2021	3,277
2022	3,447
2023	3,718
Thereafter	6,735

Total future minimum lease payments	$23,431

The Company recorded rent expense totaling $2,480, $1,198 and $1,150 for the years ended December 31, 2018, 2017, and 2016, respectively.

Research Agreements

In July 2011 and September 2013, the Company entered into research agreements in which the Company received payments upon the achievement of certain milestones. The agreements require the Company to pay royalties on product sales and on a portion of any other sublicense income. The Company made payments of $540 and $2,221 in connection with these agreements in the years ended December 31, 2018 and 2017, respectively, and recorded these amounts to research and development expense. No royalty payments on product sales have been made to date.

Litigation

From time to time the Company may face legal claims or actions in the normal course of business. The Company is not currently a party to any material litigation and, accordingly, does not have amounts recorded for any litigation-related matters.

9. Asset Purchase and License Agreements

Antengene License Agreement

Effective May 23, 2018 (the “Antengene Effective Date”), the Company entered into a License Agreement (“Antengene License Agreement”) with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong (“Antengene”) and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which the Company granted Antengene exclusive rights to develop and commercialize, at its own cost, (i) selinexor, the Company’s lead, novel, oral Selective Inhibitor of Nuclear Export (“SINE”) compound, (ii) eltanexor, the Company’s second-generation oral SINE compound, and (iii) KPT-9274, the Company’s first-in-class orally bioavailable small molecule that is a non-competitive dual modulator of PAK4 and NAMPT, each for the diagnosis, treatment and/or prevention of all human oncology indications (the “Oncology Field”), as well as (iv) verdinexor, the Company’s lead compound in development for the treatment of viral indications for the diagnosis, treatment and/

or prevention of certain human non-oncology indications (the “Non-Oncology Field”) (the “Antengene Licensed Compounds”). The Company licensed the development and commercial rights to Antengene for selinexor and eltanexor in the Oncology Field in mainland China and Macau and licensed the development and commercial rights to Antengene for KPT-9274 in the Oncology Field and verdinexor in the Non-Oncology Field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam (the “Antengene Territory”).

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

The Company further determined that the up-front payment of $11,703 constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the four Antengene Combined License Obligations for selinexor, eltanexor, KPT-9274 and verdinexor. In connection therewith, the Company also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the $11,703 transaction price amongst the Antengene Combined License Obligations as follows: $9,363 for selinexor, $1,053 for eltanexor, $1,053 for KPT-9274, and $234 for verdinexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11,703 up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, the Company would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through December 31, 2018, because the amounts were fully constrained as of December 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

Through December 31, 2018, the Company has recognized no revenue under the Antengene License Agreement. Revenue will be recognized for (i) the Antengene Combined License Obligation for selinexor once the initial clinical supply of selinexor is delivered, which is currently expected to occur before March 31, 2019. Revenue will be recognized for (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for KPT-9274, and (iv) the Antengene Combined License Obligation for verdinexor once the Company’s completes both initial data transfer and the promise to stand-ready to provide initial clinical supply of the Antengene Licensed Compound in the future is fulfilled. The Company currently expects such promises will be fulfilled more than 12 months from the balance sheet date of December 31, 2018. Accordingly, and as of December 31, 2018, the entire $11,703 upfront payment represents a contract liability, (i) $9,363 of which was included in deferred revenue and is classified as a current liability in the consolidated balance sheet and (ii) $2,340 of which was included in deferred revenue and is classified as a non-current liability in the consolidated balance sheet.

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

The Company further determined that the up-front payment of $10,000 constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined that the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, the Company further determined that the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all the $10,000 transaction price should be allocated to the Combined Performance Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the APA, the transaction price included only the $10,000 up-front payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

During the year ended December 31, 2018, the Company recognized $10,000 of revenue, as it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods during the first quarter of 2018.

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

The Company further determined that the up-front payment of ¥2.5 billion (US$21,916 on the date received) constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the Ono Combined License Obligation for selinexor and the Ono Combined License Obligation for eltanexor. In connection therewith, the Company estimated the standalone selling price for each of the material rights within the Ono Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the ¥2.5 billion (US$21,916 on the date received) upfront transaction price between the Ono Combined License Obligations as follows: $19,724 for selinexor and $2,192 for eltanexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received) up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19,724 was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once the Company’s stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of December 31, 2018, $2,192 of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current liability in the consolidated balance sheet.

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

MMRF Research Agreement

The Company is a party to a research agreement with the Multiple Myeloma Research Foundation (“MMRF”). Under this research agreement, the Company is obligated to make certain payments to MMRF, including if the Company out-licenses selinexor. The terms of this research agreement do not apply to eltanexor, KPT-9274 or verdinexor. During the year ended December 31, 2018, the Company paid approximately $278 to MMRF, which reflects the amount owed to MMRF under the Antengene License Agreement transaction. In connection with the transaction pursuant to the Ono License Agreement, the Company paid to MMRF $1,972 of the upfront cash payment from Ono in the year ended December 31, 2017. The Company will be obligated to pay a percentage of any milestone payments from Antengene and Ono and a mid-single-digit percentage of any royalty payments from Antengene and Ono. Such payments are recorded within research and development expense in the Company’s consolidated statement of operations. As of December 31, 2018, a maximum of $3,750 in potential future obligations to MMRF are remaining under the MMRF research agreement.

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

The Company further determined that the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Anivive Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers, and determined that the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, the Company further determined that the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all the $1,250 transaction price should be allocated to the Anivive Combined License Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

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

In January 2016, 2017 and 2018, the number of shares available for issuance under the 2013 Plan was increased by 1,434,490, 1,675,513 and 1,939,393 shares of common stock, respectively. As of December 31, 2018, the Company had 1,866,696 shares available for issuance under the 2013 Plan.

In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$8,686	$11,208	$12,142
General and administrative	8,589	9,197	10,141

Total	$17,275	$20,405	$22,283

Stock Options

Total expense related to employee and non-employee stock options for the years ended December 31, 2018, 2017 and 2016 was $16,449, $16,739 and $17,867, respectively.

The following table summarizes stock option activity for employees and nonemployees:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	7,019,083	$13.77	7.4	$11,897
Granted	3,627,100	12.80
Exercised	(559,830)	4.73
Forfeited	(1,169,269)	14.98

Options outstanding at December 31, 2018	8,917,084	$13.78	7.4	$8,197

Options exercisable at December 31, 2018	4,434,871	$15.61	6.0	$7,594

The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $6,042, $446 and $347, respectively.

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each reporting date and upon vesting using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the awards:

Years Ended December 31,
	2018	2017	2016
Volatility	79%-81%	79%-85%	79%-85%
Expected term (in years)	5.5-9.8	5.5-9.6	5.5-9.8
Risk-free interest rate	2.50%-3.05%	1.76%-2.29%	1.07%-2.09%
Dividend	—%	—%	—%

The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees and utilizes the contractual term for options granted to non-employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including early stage of product development and therapeutic focus. For these analyses, the Company selects companies with comparable characteristics to theirs including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company accounts for forfeitures as they occur. Through December 31, 2016, management estimated expected forfeitures based on historical data from the Company and recognized compensation costs only for those equity awards expected to vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2018, 2017 and 2016 was $8.91, $7.22 and $5.00 per share, respectively.

At December 31, 2018, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted under the 2013 Plan was $31,830, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Restricted Stock

To date, the Company has granted 1,958,210 shares of restricted stock outside of the 2010 Plan and the 2013 Plan and 45,454 shares of restricted stock under the 2010 Plan. There was no expense related to employee and non-employee restricted stock for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, there was no unrecognized compensation cost related to employee and non-employee unvested restricted stock.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company grants RSUs with service conditions that vest in two equal annual installments provided that the employee remains employed with the Company (“Time-Based RSUs”). During the year ended December 31, 2017, the Company also granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”).

During the year ended December 31, 2018, the Company recognized $180 of stock-based compensation expense related to a portion of the Performance-Based RSUs when the associated performance goal became probable of achievement in the first quarter and was achieved in the second quarter. The remaining 98,800 Performance-Based RSUs were forfeited in July 2018 when the performance goal was not achieved.

During the year ended December 31, 2018, the Company granted 10,000 shares of RSUs under the 2013 Plan. The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2018 and 2017, respectively:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	253,100	$10.27
Granted	10,000	8.90
Forfeited	(124,300)	10.24
Vested	(113,800)	10.26

Unvested at December 31, 2018	25,000	$9.87

The total stock-based compensation expense related to RSUs, including Performance-Based RSUs, for the years ended December 31, 2018, 2017 and 2016 was $377, $3,447 and $4,212, respectively.

As of December 31, 2018, there was $182 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted average period of 1.9 years.

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

During the years ended December 31, 2018, 2017 and 2016, $878, $404 and $340, respectively, was withheld from employees, on an after-tax basis, in order to purchase 98,770, 57,582 and 46,815 shares of the Company’s common stock, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $449, $219 and $204, respectively. As of December 31, 2018, 334,741 shares of Company’s common stock remained available for issuance under the ESPP. As of December 31, 2018, there was $255 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017
Volatility	48.2%-61.2%	48.2%-77.8%
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.30%-2.05%	0.5%-1.30%
Dividend	—%	—%

11. 401(k) Plan

The Company has a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, the Company adopted a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company contributed a match of $1,121, $572 and $491 to the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016, respectively.

12. Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. The Company has recognized the impact of the TCJA in these consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the TCJA in these consolidated financial statements and related disclosures. In the current year the Company recorded an impact of $(464) related to the return to provision items for federal rate change, which is offset by a full valuation allowance. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $42,763, which is offset by a full valuation allowance. There was no impact to the Company’s income statement due to the reduction in the U.S. corporate tax rate. The Company has finalized its analysis of the impact of the TCJA and noted there were no material changes from its initial assessment.

Income Taxes

For the year ended December 31, 2018, 2017 and 2016, the Company recorded an income tax expense of $26, $63 and $139 for its operations in Germany. The Company’s foreign tax provision pertains to foreign income taxes due at its German subsidiary which operates on a cost plus profit margin.

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
Foreign	$(28,689)	$(35,680)	$(26,928)
U.S.	(149,692)	(93,241)	(82,510)

Totals	$(178,381)	$(128,921)	$(109,438)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
U.S. and state net operating loss carryforwards	$116,236	$84,556
Stock-based compensation	11,228	15,748
Accruals and other temporary differences	3,605	2,386
Research and development credits	49,307	29,186
Capitalized research and development	1,388	2,211
Fixed Assets and Intangibles	6,422	—
Deferred Revenue	527	—
Foreign net operating loss carryforwards	72	—
Valuation allowance	(173,247)	(134,087)

Total deferred tax assets	15,538	—

Deferred tax liabilities:
Convertible debt amortization	(15,538)	—

Total deferred tax liabilities	(15,538)	—

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased approximately $39,160 during the year ended December 31, 2018 due primarily to the generation of net operating losses and increased approximately $3,766 for tax year ended December 31, 2017 due primarily to the generation of net operating losses, offset by the revaluation of the deferred assets at a 21% Federal tax rate.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rate	21.0%	34.0%	34.0%
State income tax, net of federal benefit	0.7%	5.9%	3.3%
Permanent differences	—%	(3.9)%	(3.1)%
Research and development credit	7.8%	8.4%	4.8%
Foreign rate differential	(3.4)%	(9.4)%	(8.5)%
Change in valuation allowance	(28.2)%	(1.4)%	(25.1)%
Provision to return adjustments	2.4%	1.0%	(5.5)%
Other	(0.6)%	(1.4)%	—%
Federal rate change	0.3%	(33.2)%	—%

Effective income tax rate	—%	—%	(0.1)%

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of approximately $426,954 and $300,843, respectively, which may be able to offset future income tax liabilities. Of the $426,954 carryforward as of December 31, 2018, $134,087 of the carryforward has an indefinite life and $292,867 will expire at various dates through 2037. As of December 31, 2018 and 2017, the Company had U.S. state net operating loss carryforwards of approximately $414,818 and $332,330, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2038. Also as of December 31, 2018, the Company had foreign net operating loss carryforwards of approximately $311, which may be able to offset future foreign income tax liabilities. The foreign net operating loss stems from the Company’s Israel subsidiary and the loss has an indefinite life.

As of December 31, 2018 and 2017, the Company had federal research and development tax credit carryforwards of approximately $46,944 and $27,384, respectively, available to reduce future tax liabilities, which expire at various dates through 2038. As of December 31, 2018 and 2017, the Company had state research and development tax credit carryforwards of approximately $2,991 and $2,282, respectively, available to reduce future tax liabilities, which expire at various dates through 2033. The Company completed a study of its R&D tax credits through December 31, 2017 and adjusted its deferred tax asset for the result of that study. For the year ending December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Previously, the Company has completed several financings since its inception, which resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company completed a Section 382 analysis through July 31, 2015 and subsequently reduced its deferred tax assets for tax attributes it believed will expire unused. The Company updated its Section 382 analysis through December 31, 2018 and confirmed there were no ownership changes since July 31, 2015. In the future, the Company may complete financings that could result in a change in control, which the Company will reduce its deferred tax assets for tax attributes it believes will expire unused due to the change in control limitations.

In October 2016 the FASB issued ASU 2016-16. This standard eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. We adopted this standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. Upon adoption, we recognized additional deferred tax assets of approximately $19.2 million which were offset by a corresponding valuation allowance.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

13. Convertible Senior Notes

3.00% Convertible Senior Notes due 2025

On October 16, 2018, the Company completed an offering of $150,000 aggregate principal amount of the Company’s 3.00% convertible senior notes due 2025 (the “Notes”). In addition, on October 26, 2018, the Company issued an additional $22,500 aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and Equity Component, due to the Company’s ability to settle the Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Notes, the Company incurred approximately $5,615 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2,209 was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3,407 was allocated to the Liability Component and is recorded as a reduction of the Notes in the Company’s consolidated balance sheets. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.

The Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Notes will be subject to redemption at the Company’s option, on or after October 15, 2022, in whole or in part, if the conditions described below are satisfied. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1 principal amount of the Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

Holders of the Notes may convert all or any portion of their notes, in multiples of $1 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2025 only under the following circumstances:

(1)

during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day;

(2)

during the five business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(3)	if the Company calls the notes for redemption, until the close of business on the business day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events as described within the indenture.

As of December 31, 2018, none of the above circumstances had occurred and as such, the Notes could not have been converted.

The Company may not redeem the Notes prior to October 15, 2022. On or after October 15, 2022, the Company may redeem for cash all or part of the Notes at its option if the last reported sale price of the common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company sends any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances.

The initial carrying amount of the Liability Component of $101,243 was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible borrowing rate for similar debt. The Equity Component of the Notes of $67,850 was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Notes of $172,500 and the fair value of the liability of the Notes of approximately $104,650 on their respective dates of issuance. The excess of the principal amount of the Liability Component over its carrying amount is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification.

The outstanding balances of the Notes as of December 31, 2018 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(69,836)

Net carrying amount	$102,664

Equity component:	$70,059

The Company determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of December 31, 2018, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Notes as of December 31, 2018 was approximately $151,189.

The following table sets forth total interest expense recognized related to the Notes during the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Contractual interest expense	$1,078
Amortization of debt discount	1,353
Amortization of debt issuance costs	68

Total interest expense	$2,499

Future minimum payments on the Notes as of December 31, 2018 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$5,175
2020	5,175
2021	5,175
2022	5,175
2023 and thereafter	188,025

Total minimum payments	$208,725
Less: interest	(36,225)
Less: unamortized discount	(69,836)
Less: current portion	—

Long Term Debt	$102,664

14. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands).

Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License and other revenue	$10,000	$19,891	$239	$206
Total operating expenses	$48,942	$54,223	$49,393	$57,661
Loss from operations	$(38,942)	$(34,332)	$(49,154)	$(57,455)
Total other income (expense)	$483	$677	$1,071	$(755)
Net loss	$(38,459)	$(33,655)	$(48,083)	$(58,210)
Net loss per share, basic and diluted	$(0.78)	$(0.60)	$(0.79)	$(0.96)

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License and other revenue	$68	$3	$—	$1,534
Total operating expenses	$30,347	$29,755	$31,055	$40,986
Loss from operations	$(30,279)	$(29,752)	$(31,055)	$(39,452)
Total other income (expense)	$385	$383	$428	$421
Net loss	$(29,917)	$(29,387)	$(30,640)	$(39,040)
Net loss per share, basic and diluted	$(0.71)	$(0.64)	$(0.65)	$(0.80)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2	Third Amended and Restated Investors’ Rights Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

4.3	Indenture (including form of Note) with respect to the Registrant’s 3.00% convertible senior notes due 2025, dated as of October 16, 2018, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 16, 2018)

10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.2*	Forms of Non-Qualified Stock Option Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.3*	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.4*	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.5*	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.6*	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.7*	Form of Nonstatutory Stock Option Agreement for Inducement Grants (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.8*	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.9*	Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

Exhibit Number	Description of Exhibit

10.10*	Managing Director Agreement, dated October 15, 2014, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.11*	Letter Agreement, dated October 15, 2014, by and between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.12*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.13*	Amended and Restated Letter Agreement, dated as of January 23, 2015, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 23, 2015)

10.14*	Amendment to Managing Director Agreement, dated February 15, 2015, by and between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 13, 2015)

10.15*	Offer Letter, dated June 7, 2015, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 10, 2015)

10.16*	First Amendment to Letter Agreement, dated October 4, 2016, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 16, 2017)

10.17*	Amended and Restated Letter Agreement, dated as of September 18, 2015, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.18*	Amendment to Managing Director Agreement, dated October 16, 2015, between Karyopharm Europe GmbH and Ran Frenkel (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.19*	Offer Letter, dated September 9, 2017, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 12, 2017)

10.20*	Offer Letter, dated June 7, 2018, between the Registrant and Anand Varadan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.21*	Separation Agreement dated as of January 17, 2019, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 18, 2019)

10.22*	Consulting Agreement, dated as of January 18, 2019, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 18, 2019)

Exhibit Number	Description of Exhibit

10.23*	Nonstatutory Stock Option Agreement, dated September 9, 2017, between the Registrant and Michael Falvey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 12, 2017)

10.24	Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.25	First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.26	Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.27	Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.28	Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.29†	Research Agreement, dated as of July 18, 2011, between the Registrant and the Multiple Myeloma Research Foundation, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.30	Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 8, 2015)

10.31	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, by and between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 8, 2016)

10.32	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated December 7, 2015, as amended on November 7, 2016, by and between the Registrant and Cantor Fitzgerald & Co., dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 1, 2017)

10.33	Open Market Sale AgreementSM, dated August 17, 2018, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 17, 2018)

10.34†	License Agreement, dated October 11, 2017, by and between the Registrant and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 15, 2018)

Exhibit Number	Description of Exhibit

10.35†	Asset Purchase Agreement, dated January 24, 2018, by and between the Registrant and Biogen MA Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018

10.36†	License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018

10.37	Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Company)

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Vice President, Finance and Assistant Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Michael G. Kauffman, M.D., Ph.D., Chief Executive Officer of the Registrant, and Cameron Peters, Vice President, Finance and Assistant Treasurer (Principal Financial and Accounting Officer) of the Registrant

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

†	Confidential treatment has been granted as to portions of the exhibit.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: February 28, 2019	By:	/s/ Michael G. Kauffman
Michael G. Kauffman, M.D., Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Kauffman	Chief Executive Officer and Director	February 28, 2019
Michael G. Kauffman, M.D., Ph.D.	(Principal Executive Officer)

/s/ Cameron Peters	Vice President, Finance and Assistant Treasurer	February 28, 2019
Cameron Peters	(Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	February 28, 2019
Garen G. Bohlin

/s/ Mikael Dolsten	Director	February 28, 2019
Mikael Dolsten, M.D., Ph.D.

/s/ J. Scott Garland	Director	February 28, 2019
J. Scott Garland

/s/ Barry E. Greene	Director	February 28, 2019
Barry E. Greene

/s/ Deepika R. Pakianathan	Director	February 28, 2019
Deepika R. Pakianathan, Ph.D.

/s/ Mansoor Raza Mirza	Director	February 28, 2019
Mansoor Raza Mirza, M.D.