Form 10-Q
period 2019-03-31
Karyopharm Therapeutics Inc.
filed 2019-05-09
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	KPTI	Nasdaq Global Select Market

As of April 30, 2019, there were 60,864,445 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$83,506	$118,021
Short-term investments	180,918	210,178
Prepaid expenses and other current assets	7,011	6,413

Total current assets	271,435	334,612
Property and equipment, net	3,617	3,863
Operating lease right-of-use assets	11,448	—
Long-term investments	—	2,001
Restricted cash	714	716

Total assets	$287,214	$341,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,266	$4,332
Accrued expenses	28,868	32,493
Deferred revenue	10,650	9,362
Operating lease liabilities	1,375	—
Deferred rent	—	390
Other current liabilities	701	327

Total current liabilities	43,860	46,904
Convertible senior notes	104,368	102,664
Operating lease liabilities, net of current portion	14,457	—
Deferred revenue, net of current portion	3,245	4,532
Deferred rent, net of current portion	—	3,922

Total liabilities	165,930	158,022
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 60,864,445 and 60,829,308 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	861,215	857,156
Accumulated other comprehensive loss	(28)	(244)
Accumulated deficit	(739,909)	(673,748)

Total stockholders’ equity	121,284	183,170

Total liabilities and stockholders’ equity	$287,214	$341,192

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended, March 31,
	2019	2018
License and other revenue	$155	$10,000
Operating expenses:
Research and development	37,974	41,321
General and administrative	27,103	7,621

Total operating expenses	65,077	48,942

Loss from operations	(64,922)	(38,942)
Other income (expense):
Interest income	1,771	509
Interest expense	(2,998)	—
Other expense	(2)	(14)

Total other income (expense), net	(1,229)	495

Loss before income taxes	(66,151)	(38,447)
Income tax provision	(10)	(12)

Net loss	$(66,161)	$(38,459)

Net loss per share—basic and diluted	$(1.09)	$(0.78)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	60,856,295	49,602,809

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(66,161)	$(38,459)

Comprehensive income (loss)
Unrealized gain (loss) on investments	257	(108)
Foreign currency translation adjustments	(41)	39

Comprehensive loss	$(65,945)	$(38,528)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(66,161)	$(38,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	169
Net amortization of premiums and discounts on investments	(522)	160
Amortization of debt discount and issuance costs	1,704	—
Stock-based compensation expense	3,907	4,164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(597)	(638)
Operating lease right-of-use assets	263	—
Accounts payable	(2,016)	(773)
Accrued expenses and other liabilities	(3,255)	295
Operating lease liabilities	(191)	—
Deferred rent	—	430

Net cash used in operating activities	(66,623)	(34,652)
Investing activities
Purchases of property and equipment	(49)	(382)
Proceeds from maturities of investments	60,033	27,602
Purchases of investments	(27,993)	(24,736)

Net cash provided by investing activities	31,991	2,484
Financing activities
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	152	429

Net cash provided by financing activities	152	429
Effect of exchange rate on cash, cash equivalents and restricted cash	(37)	43

Net decrease in cash, cash equivalents and restricted cash	(34,517)	(31,696)
Cash, cash equivalents and restricted cash at beginning of period	118,737	69,487

Cash, cash equivalents and restricted cash at end of period	$84,220	$37,791

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$83,506	$37,499
Long-term restricted cash	714	292

Total cash, cash equivalents and restricted cash	$84,220	$37,791

Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,711	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$630	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	60,829,308	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	5,000	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	30,137	—	152	—	—	152
Stock-based compensation expense	—	—	3,907	—	—	3,907
Unrealized gain on investments	—	—	—	257	—	257
Foreign currency translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(66,161)	(66,161)

Balance at March 31, 2019	60,864,445	$6	$861,215	$(28)	$(739,909)	$121,284

Balance at December 31, 2017	49,533,150	$5	$625,017	$(217)	$(495,341)	$129,464
Vesting of restricted stock	5,000	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	132,178	—	429	—	—	429
Stock-based compensation expense	—	—	4,164	—	—	4,164
Unrealized gain on investments	—	—	—	(108)	—	(108)
Foreign currency translation adjustment	—	—	—	39	—	39
Net loss	—	—	—	—	(38,459)	(38,459)

Balance at March 31, 2018	49,670,328	$5	$629,610	$(286)	$(533,800)	$95,529

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

At March 31, 2019, the Company had $264,424 in cash, cash equivalents and investments. The Company has had recurring losses and incurred a loss of $66,161 for the three months ended March 31, 2019. Net cash used in operations for the three months ended March 31, 2019 was $66,623. The Company expects that its cash, cash equivalents and investments at March 31, 2019 will be sufficient to fund current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements while it establishes the commercial infrastructure for a potential launch of selinexor in the United States.

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2019 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as it relates to the adoption of new accounting standards during the first three months of 2019 as discussed below.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB Accounting Standards Codification (“ASC”) Topic 842, Leases. The new standard requires that all lessees (i) recognize, on the balance sheet, liabilities to remit lease payments and right-of-use assets, representing the right to use the underlying asset for the lease term for both finance and operating leases, and (ii) disclose qualitative and quantitative information about its leasing arrangements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 and ASU 2018-11 provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02, as detailed below. ASU 2018-11 provides entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of ASU 2016-02.

ASU 2016-02, ASU 2018-10, and ASU 2018-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted the standard effective January 1, 2019 using the optional transition method under ASU 2018-11 and, therefore, prior period financial information has not been retrospectively adjusted.

Pursuant to the guidance under ASU 2016-02, the Company elected the optional package of practical expedients to leases that commenced prior to the effective date, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which the Company elected, including: (i) a policy to not record right-of-use assets and leases on the balance sheet for short-term leases that qualify and (ii) a policy to not separate lease and non-lease components for certain classes of underlying assets on contracts entered into or modified after the effective date. The Company did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard.

As summarized in the table below, the standard had a material impact on the Company’s condensed consolidated balance sheet as of March 31, 2019, specifically through recognition of right-of-use assets of $11,711 and lease liabilities of $16,023 for the Company’s existing operating lease for office space in Newton, MA on the effective date. The difference between the operating lease right-of-use assets and operating lease liabilities is due to the change in classification of deferred rent and lease incentives, as recorded on the Company’s condensed consolidated balance sheets through December 31, 2018, from liabilities to reduction in the Company’s operating lease right-of-use assets. However, the standard did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019, as expense for the Company’s existing operating leases continues to be recognized consistent with the recognition pattern before adoption of the new standard. Please refer to Note 8, “Leases” for further information.

	January 1, 2019 Prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as Adjusted
Consolidated balance sheet data (in thousands):
Operating lease and right-of-use assets (1)	$—	$11,711	$11,711
Deferred rent (2)	$390	$(390)	$—
Deferred rent non-current (2)	$3,922	$(3,922)	$—
Operating lease liabilities (3)	$—	$1,175	$1,175
Non-current operating lease liabilities (3)	$—	$14,848	$14,848

(1)	Represents capitalization of operating lease right-of-use assets, offset by reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.
(2)	Represents reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.
(3)	Represents recognition of operating lease liabilities.

The Company implemented internal controls to enable the preparation of financial information upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Topic 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance was adopted on January 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The amendments are effective for annual periods beginning after December 15, 2018 and were adopted effective January 1, 2019. The adoption of these amendments did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted this guidance effective January 1, 2019 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, as each of the Company’s arrangements detailed below within Note 3, “License and Asset Purchase Agreements,” were previously accounted for under ASC 606, not ASC 808, and the Company has no other arrangements within the scope of ASC 808.

On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (“C&DI 105.09”) to

clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company implemented this updated disclosure requirement within this Form 10-Q, specifically through inclusion of condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018.

Recently Issued Accounting Standards

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

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

Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11,703 up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, the Company would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through March 31, 2019, because the amounts were fully constrained as of March 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

Through March 31, 2019, the Company has recognized no revenue under the Antengene License Agreement. Revenue will be recognized for the Antengene Combined License Obligation for selinexor once the initial clinical supply of selinexor is delivered, which is currently expected to occur before June 30, 2019. Revenue will be recognized for (the Antengene Combined License Obligation for eltanexor, the Antengene Combined License Obligation for KPT-9274, and the Antengene Combined License Obligation for verdinexor once the Company’s promise to provide initial clinical supply of the Antengene Licensed Compound in the future is fulfilled. The Company currently expects such promises to be fulfilled within the next twelve months, except for the initial clinical supply of eltanexor, which is expected to occur in the second quarter of 2020. Accordingly, and as of March 31, 2019, the entire $11,703 upfront payment represents a contract liability, (i) $10,650 of which was included in deferred revenue and is classified as a current liability in the condensed consolidated balance sheet and (ii) $1,053 of which was included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. The Company identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. The Company also identified immaterial promises under the contract that were not deemed performance obligations. The Company further determined that other promises for Additional Supply and Transition Assistance represented customer options, which would create an obligation for the Company if exercised by Biogen. Since no additional or material consideration is owed to the Company by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, the Company determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement. The Company then determined that the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, the Company identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance. The Company further determined that the up-front payment of $10,000 constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined that the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, the Company further determined that the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all of the $10,000 transaction price should be allocated to the Combined Performance Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

Upon execution of the APA, the transaction price included only the $10,000 up-front payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of March 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

The Company recognized $10,000 of revenue during the first quarter of 2018, which was when it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods.

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

Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received) up-front payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of March 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19,724 was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once the Company’s stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of March 31, 2019, $2,192 of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current liability in the condensed consolidated balance sheet.

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

The Company further determined that the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, the Company estimated the stand-alone selling price of the (i) Anivive Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by the Company, and (iii) the material right for facilitating manufacturing and supply relationships with the Company’s third-party contract manufacturers, and determined that the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, the Company further determined that the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, the Company determined that substantially all of the $1,250 transaction price should be allocated to the Anivive Combined License Obligation. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of March 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

To date, the Company has recognized $1,250 of revenue associated with the Anivive Agreement. Revenue for the upfront payment and technology transfer milestone was recognized upon completion of the technology transfer in October 2017, as all promises under the Anivive Combined License Obligation had been fulfilled.

4. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2019 and December 31, 2018.

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

The following table presents information about the Company’s financial assets that have been measured at fair value at March 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$29,632	$29,632	$—	$—
Commercial paper	12,985	—	12,985	—
U.S. government and agency securities	1,499	—	1,499	—
Investments:
Current:
Corporate debt securities	112,105	—	112,105	—
Commercial paper	45,607	—	45,607	—
U.S. government and agency securities	19,207	—	19,207	—
Certificate of deposit	3,999	—	3,999	—

	$225,034	$29,632	$195,402	$—

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$62,320	$62,320	$—	$—
Corporate debt securities	6,823	—	6,823	—
Commercial paper	7,738	—	7,738	—
Investments:
Current:
Corporate debt securities	143,079	—	143,079	—
Commercial paper	43,978	—	43,978	—
U.S. government and agency securities	19,124	—	19,124	—
Certificate of deposit	3,997	—	3,997	—
Non-current:
Corporate debt securities (one to two year maturity)	2,001	—	2,001	—

	$289,060	$62,320	$226,740	$—

5. Investments

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale, as of March 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$112,099	$48	$(42)	$112,105
Commercial paper	45,580	28	(1)	45,607
U.S. government and agency securities	19,197	19	(9)	19,207
Certificate of deposit	3,999	—	—	3,999

	$180,875	$95	$(52)	$180,918

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$143,254	$3	$(178)	$143,079
Commercial paper	44,001	—	(23)	43,978
U.S. government and agency securities	19,131	10	(17)	19,124
Certificate of deposit	4,000	—	(3)	3,997
Non-current:
Corporate debt securities (one to two year maturity)	2,007	—	(6)	2,001

	$212,393	$13	$(227)	$212,179

At March 31, 2019 and December 31, 2018, the Company held 27 and 79 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2019 and December 31, 2018 was $57,124 and $180,627, respectively. As of March 31, 2019, two corporate debt securities with a fair value of $3,486 had been in a continuous unrealized loss position for more than 12 months. The unrealized loss of $14 related to these corporate debt securities are included in accumulated other comprehensive loss as of March 31, 2019. At March 31, 2019, the Company did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at March 31, 2019 and December 31, 2018 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent other-than-temporary impairments.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Outstanding stock options	10,519,696	8,702,552
Unvested restricted stock units	949,600	228,100

The Company has the option to settle the conversion obligation for its 3.00% convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of March 31, 2019, they are not participating securities and do not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there was no impact on the calculation of dilutive loss per share during the three months ended March 31, 2019.

7. Stock-based Compensation

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	8,917,084	$13.78	7.4	$8,197
Granted	2,167,700	8.52
Exercised	(28,471)	4.97
Canceled	(536,617)	12.98

Outstanding at March 31, 2019	10,519,696	12.76	7.5	$2,155

Exercisable at March 31, 2019	5,081,743	$15.02	5.8	$1,898

Total stock-based compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $3,457 and $3,918, respectively.

As of March 31, 2019, there was $37,240 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company grants RSUs with service conditions that vest in two or four equal annual installments provided that the employee remains employed with the Company (“Time-Based RSUs”).

During the quarter ended March 31, 2019, the Company granted Time-Based RSUs under the 2013 Stock Incentive Plan (the “2013 Plan”) that vest in four equal annual installments. The following is a summary of RSU activity for the 2013 Plan for the three months ended March 31, 2019:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	25,000	$9.87
Granted	1,019,750	9.20
Forfeited	(90,150)	9.21
Vested	(5,000)	10.27

Unvested at March 31, 2019	949,600	$9.21

The total stock-based compensation expense related to RSUs for the three months ended March 31, 2019 and 2018 was $297 and $39, respectively.

As of March 31, 2019, there was $8,435 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 3.8 years.

Separately, during the year ended December 31, 2017, the Company also granted performance-based RSUs, which vest upon the achievement of certain performance goals subject to the employee’s continued employment (“Performance-Based RSUs”).

During the three months ended March 31, 2018, the Company recognized $137 of stock-based compensation expense related to a portion of the Performance-Based RSUs when the associated performance goal became probable of achievement in the first quarter and was achieved in the second quarter of 2018. The remaining 98,800 Performance-Based RSUs were forfeited in July 2018 when the other performance goal was not achieved.

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

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $153 and $70, respectively. As of March 31, 2019, 819,589 shares of the Company’s common stock remained available for issuance under the ESPP. As of March 31, 2019, there was $56 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of one month.

8. Leases

Operating Leases

The Company is party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, the Company has provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $550. The amount is classified within non-current restricted cash on the condensed consolidated balance sheets.

Upon the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset of $11,711 and corresponding lease liability of $16,023 related only to the Newton, MA Lease. As of December 31, 2018, there was a balance of $1,665 and $2,646 related to unamortized deferred rent and tenant incentive allowances for the Newton, MA Lease, both accounted for as liabilities on the Company’s condensed consolidated balance sheet. These balances were deducted from the lease liability on the Newton, MA Lease in arriving at the right-of-use asset upon adoption of ASU 2016-02 on January 1, 2019.

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The Newton, MA Lease also includes real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments. As these charges were included in minimum annual rental payments as part of the Company’s accounting for the Newton, MA Lease under ASC 840 through December 31, 2018, the Company has included such amounts in the calculation of the operating lease liability, consistent with ASC 842 and the Company’s accounting policy elections thereunder, as specified within Note 2, “Recent Accounting Pronouncements.” The operating lease cost for the Newton, MA Lease for the three months ended March 31, 2019 was $702, of which approximately $220 was charges for CAM.

The Company is also party to operating leases in both Munich, Germany and Tel Aviv, Israel with lease periods through January 2020 and June 2019, respectively. The remaining lease payments on such arrangements were $109, in aggregate, as of March 31, 2019 and, therefore, the associated operating lease liabilities and operating lease right-of-use assets were not capitalized upon adoption of ASU 2016-02. The operating lease cost for these arrangements was $37 for the three months ended March 31, 2019.

In addition, the Company is party to short-term leases having a term of twelve months or less at the commencement date. The Company recognizes short-term lease expense on a straight-line basis and does not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three months ended March 31, 2019.

Lease Commitments

As of March 31, 2019, future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and liabilities are as follows:

Years ended December 31,	Future Minimum Payments
2019	$2,259
2020	3,200
2021	3,277
2022	3,447
2023 and thereafter	10,453

Total minimum lease payments	$22,636
Less: present value adjustment	(6,804)

Present value of minimum lease payments	$15,832

As of March 31, 2019, the remaining lease term on the Newton, MA Lease was 6.5 years. The lease has a renewal option for an additional five years, although there is no economic penalty for failure to exercise the option. However, because the Company did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard, and the renewal option was not previously considered in the Company’s assessment of the lease term for the Newton, MA Lease before adoption of ASC 842, the renewal option was not considered as part of the lease term in calculating the operating lease right-of-use assets and liabilities as of January 1, 2019.

As a discount rate was not directly observable for the Company’s Newton, MA Lease, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term. Upon adoption and through March 31, 2019, the discount rate used to calculate the operating lease liability was 11.0%. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered (i) its estimated public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.

9. Equity

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

10. Convertible Senior Notes

3.00% Convertible Senior Notes due 2025

On October 16, 2018, the Company completed an offering of $150,000 aggregate principal amount of the Company’s 3.00% convertible senior notes due 2025 (the “Notes”). In addition, on October 26, 2018, the Company issued an additional $22,500 aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at its option. In connection with the issuance of the Notes, the Company incurred approximately $5,615 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2,209 was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3,407 was allocated to the Liability Component and recorded as a reduction of the Notes in the Company’s consolidated balance sheets. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.

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

(3)	if the Company calls the Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events as described within the indenture governing the Notes.

As of March 31, 2019, none of the above circumstances had occurred and as such, the Notes could not have been converted.

The Company may not redeem the Notes prior to October 15, 2022. On or after October 15, 2022, the Company may redeem for cash all or part of the Notes at its option if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company sends any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances.

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

The outstanding balances of the Notes as of March 31, 2019 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(68,132)

Net carrying amount	$104,368

Equity component:	$70,059

The Company determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of March 31, 2019, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Notes as of March 31, 2019 was approximately $107,980.

The following table sets forth total interest expense recognized related to the Notes during the three months ended March 31, 2019 (in thousands):

Quarter Ended March 31, 2019
Contractual interest expense	$1,294
Amortization of debt discount	1,623
Amortization of debt issuance costs	81

Total interest expense	$2,998

Future minimum payments on the Notes as of March 31, 2019 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$5,175
2020	5,175
2021	5,175
2022	5,175
2023 and thereafter	188,025

Total minimum payments	$208,725
Less: interest	(36,225)
Less: unamortized discount	(68,132)
Less: current portion	—

Long term debt	$104,368

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property rights, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K), as filed with the Securities and Exchange Commission (SEC) on February 28, 2019, and other filings with the SEC.

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

Our focus is on seeking the regulatory approval and commercialization of our lead drug candidate, selinexor (KPT-330), as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies. We then plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. Oral selinexor is being evaluated in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 2b STORM (Selinexor Treatment of Refractory Myeloma) study in multiple myeloma, the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study in diffuse large B-cell lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study in multiple myeloma, the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study in liposarcoma and the Phase 3 SIENDO (Selinexor/Placebo After Combination Chemotheraphy In Patients with advanced or recurrent ENDOmetrial cancer. During 2018, we reported positive top-line data from the STORM and SADAL studies as well as updated interim data for the STOMP and SEAL studies. As a result of the positive top-line results from the STORM and SADAL studies, we are pursuing or plan to pursue marketing approvals for selinexor in the United States and Europe.

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

In February 2019, the FDA convened its Oncologic Drugs Advisory Committee (ODAC) to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. The proposed indication discussed at the ODAC meeting was for selinexor in combination with dexamethasone for the treatment of patients with refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. We are working with the FDA as it continues to review our NDA requesting accelerated approval of selinexor. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months.

Provided that marketing approval is granted by the FDA, we plan to commercialize selinexor in the United States as a treatment of patients in the approved indication in mid-2019. We are completing the development of our U.S. commercial capabilities to support a potential launch of selinexor in the United States and recently hired our U.S. sales force and expanded our marketing and market access teams. We will either work with existing and potential partners to establish a commercial infrastructure outside the United States or may, in certain geographies, elect to establish the commercial infrastructure ourselves.

We also announced the submission of a Marketing Authorization Application to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval based on the results of the STORM study. The EMA’s Committee for Medicinal Products for Human Use (CHMP) granted accelerated assessment for the selinexor Marketing Authorization Application (MAA). As a customary part of the MAA review process, we received the consolidated list of questions from EMA in early May 2019 and anticipate receiving additional feedback based on routine site audits and other activities. We plan to promptly address the questions and feedback with EMA. To provide adequate time to evaluate the application and allow us to respond to questions and feedback, the EMA has switched from an accelerated review to a traditional review. We expect to receive a decision on the application by the end of 2019.

Based on the positive results of the SADAL study, we plan to submit an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T (CAR-T) cell therapy. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. We also plan to submit a MAA to the EMA with a request for conditional approval. We anticipate filing the NDA and MAA between the end of 2019 and the end of the first half of 2020.

As of March 31, 2019, we had an accumulated deficit of $739.9 million. We had net losses of $66.2 million and $38.5 million for the three months ended March 31, 2019 and 2018, respectively. We have not generated any revenue to date from the sales of any drugs.

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

There were no changes to the critical accounting policies we identified in the 2018 Form 10-K, other than the adoption of ASU 2016-02, as described further in Note 2 to the Condensed Consolidated Financial Statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2018 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
License and other revenue	$155	$10,000	$(9,845)	(98.5)%
Operating expenses:
Research and development	37,974	41,321	(3,347)	(8.1)%
General and administrative	27,103	7,621	19,482	255.6%

Loss from operations	(64,922)	(38,942)	(25,980)	66.7%
Other income (expense), net	(1,229)	495	(1,724)	(348.3)%

Loss before income taxes	(66,151)	(38,447)	(27,704)	72.1%
Income tax provision	(10)	(12)	2	(16.7)%

Net loss	$(66,161)	$(38,459)	$(27,702)	72.0%

License and Other Revenue. We recognized revenue in the three months ended March 31, 2019 related to clinical supply provided to various partners as well as grant revenue pursuant to a government grant arrangement. During the three months ended March 31, 2018, we recognized $10.0 million in revenue pursuant to an asset purchase agreement for the sale of KPT-350 with Biogen MA Inc.

Research and Development Expense. Research and development expense decreased approximately $3.3 million to $38.0 million for the three months ended March 31, 2019 from approximately $41.3 million for the three months ended March 31, 2018. The decrease is primarily related to:

•	a decrease of $3.1 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $1.6 million in consulting and professional expense; and

•	a decrease of $0.7 million in other miscellaneous costs; offset by

•	an increase of $1.1 million in facility costs and IT infrastructure costs; and

•	an increase of $1.0 million in personnel costs, primarily due to increased headcount and related onboarding costs.

We expect our research and development expenses to decrease in 2019 as compared with 2018 as we moderate our spending on our development programs and clinical trials, while continuing clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor.

General and Administrative Expense. General and administrative expense increased approximately $19.5 million to $27.1 million for the three months ended March 31, 2019 from approximately $7.6 million for the three months ended March 31, 2018. The increase is primarily related to:

•

an increase of $11.1 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in preparation for a potential U.S. commercial launch of selinexor;

•	an increase of $4.0 million in commercial related activities;

•	an increase of $2.5 million in costs related to corporate training, travel and corporate events;

•	an increase of $1.2 million in consulting and professional costs; and

•	an increase of $0.7 million in facility costs and IT infrastructure costs.

We expect our general and administrative expenses to increase in 2019 to support our expanding operating and commercial activities.

Other Income (Expense), net. Other income (expense), net decreased from $0.5 million of other income, net for the three months ended March 31, 2018 to $1.2 million of other expense, net for the three months ended March 31, 2019. The decrease is primarily due to $3.0 million of interest expense related to the issuance of our 3.00% convertible senior notes due 2025 (Notes) in October 2018, offset by a $1.3 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, we have not generated revenues from drug sales. We have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from our business development activities.

As of March 31, 2019, we had $264.4 million in cash, cash equivalents and investments compared to $330.2 million in cash, cash equivalents and investments as of December 31, 2018.

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

Throughout the years ended December 31, 2018 and 2017, we received $44.6 million in upfront payments under our arrangements with Anivive Lifesciences, Inc., Ono Pharmaceutical Co., Ltd., Biogen MA Inc., and Antengene Therapeutics Limited, pursuant to which we are also entitled to receive milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements.

At March 31, 2019, we had $264.4 million in cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $66.2 million for the three months ended March 31, 2019. Net cash used in operations for the three months ended March 31, 2019 was $66.6 million. We expect that cash, cash equivalents and investments at March 31, 2019 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q while we establish the commercial infrastructure for a potential launch of selinexor in the United States.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(66,623)	$(34,652)
Net cash provided by investing activities	31,991	2,484
Net cash provided by financing activities	152	429
Effect of exchange rate changes	(37)	43

Net decrease in cash, cash equivalents and restricted cash	$(34,517)	$(31,696)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily driven by our increased loss from operations during that period.

Investing activities. The net cash provided by investing activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily reflects an increase in maturity of investments of $32.4 million, offset by an increase in purchases of $3.3 million.

Financing activities. The net cash provided by financing activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, reflects a decrease of $0.3 million primarily related to lower proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical trials of, and as we seek marketing approval for, selinexor and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

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

•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval;

•	the progress and results of our current and planned clinical trials of selinexor;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•	the costs associated with legal activities, including litigation, arising in the course of business activities and our ability to prevail in any such legal disputes; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual Obligations

As of March 31, 2019, there have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $265.1 million as of March 31, 2019. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented appropriate changes to our internal control over financial reporting to support the adoption of ASU 2016-02, Leases, as of January 1, 2019, including the preparation of additional disclosures. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and eventual commercialization of selinexor. In August 2018, we announced the completion of the rolling submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the Prescription Drug User Fee Act, or PDUFA. In February 2019, the FDA convened its Oncologic Drugs Advisory Committee, or ODAC, to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. We are working with the FDA as it continues to review our NDA requesting accelerated approval of selinexor. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months. We cannot predict when or if selinexor will receive marketing approval on accelerated basis, or at all.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. For example, we released top-line results from the expansion of our STORM study in 2018. While we believe the results we observed were positive, the FDA’s ODAC reviewed the data in our NDA based on the results from the STORM study and recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. Accordingly, there can be no assurance that results that we believe to be positive will be viewed similarly by regulatory authorities or as sufficient to support a request for registration.

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

To date, we have had several discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. We plan to seek regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under PDUFA. In February 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing cataracts as a result of treatment with selinexor. Adverse events, or AEs, in our clinical trials to date have been generally predictable and manageable, although some patients have experienced more serious AEs. The most common drug-related AEs were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, in Part 2 of the STORM study, each patient experienced at least one AE, approximately 78.0% of patients received a dose modification of selinexor during the study as a result of AEs and approximately 26.8% of patients discontinued use of selinexor during the study as a result of AEs. A small percentage of patients across our clinical trials have experienced SAEs deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We are initially focused on developing our current drug candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, cancer drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-

established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic drugs. We expect that if our drug candidates are approved, they will be priced at a significant premium over competitive generic drugs. This may make it difficult for us to achieve our business strategy of using our drug candidates in combination with existing therapies or replacing existing therapies with our drug candidates.

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

Since inception, we have incurred significant operating losses. Our net loss was $66.2 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $739.9 million. We have not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development. Our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and KPT-9274, are in clinical development. Even if we are able to commercialize one of our drug candidates for the treatment of human disease in the near future, we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.

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

•

the costs of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we receive marketing approval, and pre-commercialization costs for our drug candidates incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities that are not the responsibility of any collaborator that we may have at such time;

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

Identifying potential drug candidates, conducting preclinical studies and clinical trials and seeking marketing approvals are time-consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. Although the FDA has accepted for filing our NDA for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma, we may not receive approval to commercialize selinexor, and even if we do, the resulting revenue is not likely to enable us to achieve profitability in the near term. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that could take a few months to possibly several years to be commercially available, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit reduce or development activities for one or more of our drug candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our drug candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States. Our drug candidates are in early stages of development and are subject to the risks of failure inherent in drug development. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA, granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In February 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. We are working with the FDA as it continues to review our NDA requesting accelerated approval of selinexor. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months. We also announced the submission of a Marketing Authorization Application to the EMA in January 2019 with a request for conditional approval based on the results of the STORM study, for which the EMA’s Committee for Medicinal Products for Human Use granted accelerated assessment. However, as a customary part of the marketing application review process, we received the consolidated list of questions from EMA in early May 2019 and anticipate receiving additional feedback based on routine site audits and other activities. To provide adequate time to evaluate the application and allow us to respond to questions and feedback, the EMA has switched from an accelerated assessment to a traditional assessment. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the United Kingdom Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. We are using the data from our expanded STORM study in penta-refractory multiple myeloma to support a request that the FDA consider granting accelerated approval for selinexor. However, the FDA has reiterated to us in its feedback that accelerated approval is available only for drugs that provide a meaningful therapeutic benefit over existing treatments at the time of consideration of the application for accelerated approval. Any approved therapies showing activity in patients with penta-refractory multiple myeloma that may exist at the time the FDA acts on any request we may make for accelerated approval could cause the FDA to deny our request. In addition, the FDA has indicated that additional therapies may receive full approval in multiple myeloma prior to the FDA taking action on our accelerated approval submission, which could mean that, at the time the FDA takes action on our accelerated approval submission, treatment of the penta-refractory group is no longer considered an unmet medical need or a patient population that has exhausted available therapies. The FDA has recommended that we plan for regular approval based on a randomized trial for the evaluation of safety and efficacy of selinexor for the treatment of multiple myeloma, and has previously indicated to us its preference for studies that isolate the effects of individual drugs. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study. In October 2018, the FDA accepted for filing our NDA and also granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In February 2019, the FDA convened its ODAC to review data supporting our NDA requesting accelerated approval of selinexor and hold an advisory vote. During the ODAC meeting, the FDA presented issues of concern, including the limitations of single arm studies, especially those involving the combination of two agents, the toxicities associated with selinexor therapy and whether the selinexor dose has been optimized. The ODAC recommended by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. We are working with the FDA as it continues to review our NDA requesting accelerated approval of selinexor. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months. If the FDA does not grant marketing approval based on our NDA requesting accelerated approval, we will need to wait until the results of the randomized Phase 3 BOSTON study are available to seek regular approval of selinexor as a treatment for relapsed/refractory multiple myeloma, assuming those results are positive, and there can be no assurance that the FDA will grant such approval.

Similarly, we intend to use the data from the SADAL study to support an NDA request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory diffuse large B-cell lymphoma, or DLBCL, and work with the FDA to determine the appropriate timeline for the submission of the NDA. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. While the FDA has agreed that the current trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.

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

Moreover, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we have submitted or may submit to the EMA to support conditional approval of selinexor to treat penta-refractory multiple myeloma, relapsed/refractory DLBCL, or any other cancer indication. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. In August 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients based on the results of the STORM study in penta-refractory multiple myeloma. In October 2018, the FDA accepted for filing our NDA and granted our request for priority review and assigned an action date of April 6, 2019 under the PDUFA. In addition, we may request priority review in the future for our product candidates in other indications. In March 2019, the FDA extended the PDUFA action date from April 6, 2019 until July 6, 2019. We submitted additional, existing clinical information as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. For example, despite the FDA granting our request for priority review of our NDA, during the ODAC meeting to review our NDA, the FDA raised significant issues of concern with the NDA, and the ODAC made a non-binding recommendation by a vote of eight to five that the FDA delay the approval of selinexor until the results of the randomized Phase 3 BOSTON study in multiple myeloma are available. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 60 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, six patents have issued that relate to our PAK4/NAMPT inhibitor, KPT-9274, including a composition of matter patent in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

As of May 1, 2019, four of our trademarks are registered in the United States. We also have eight pending intent-to-use applications in the United States, six of which have been allowed, meaning that we can perfect our registration when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for six trademarks (potential drug names for selinexor) and a pending application for a seventh. Applications for the same six trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. Applications for two of those marks (XPOVIO and NEXPOVIO) have been filed in an additional twelve jurisdictions. We have also filed a trademark application for XPOVIO and NEXPOVIO in Katakana in Japan and Hangul in South Korea. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

As of March 31, 2019, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $3.92. On April 30, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market was $4.67 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 60,864,445 shares outstanding as of March 31, 2019. Of such shares, at least 7.8 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as a result of the Tax Act, for U.S. federal income tax purposes, the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely. It is uncertain how various states will respond to the Tax Act. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

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

Item 6. Exhibits.

Exhibit Number		Form	Incorporated by Reference			Provided Herewith
	Description of Exhibit		File Number	Date of Filing	Exhibit Number

10.1	Separation Agreement dated January 17, 2019 between the Registrant and Michael Falvey.	8-K	001-36167	January 18, 2019	10.1

10.2	Consulting Agreement dated January 18, 2019 between the Registrant and Michael Falvey.	8-K	001-36167	January 18, 2019	10.2

10.3	Offer Letter dated February 3, 2019 between the Registrant and Michael Mason.	8-K	001-36167	February 25, 2019	10.1

10.4	Nonstatutory Stock Option Agreement dated February 25, 2019 between the Registrant and Michael Mason.	8-K	001-36167	February 25, 2019	10.2

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Instance Document					X

101.SCH	Scheme Document					X

101.CAL	Calculation Linkbase Document					X

101.DEF	Definition Linkbase Document					X

101.LAB	Labels Linkbase Document					X

101.PRE	Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 9, 2019	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 9, 2019	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)