Form 10-Q
period 2019-06-30
Karyopharm Therapeutics Inc.
filed 2019-08-07
CIK 1503802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D
.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:

001-36167

Karyopharm Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3931704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Wells Avenue, 2nd Floor Newton , MA	02459
(Address of principal executive offices)	(Zip Code)
(
617
)
658-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , $0.0001 par value	KPTI	Nasdaq Global Select Market
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
☐

No

☒
As of July 31, 2019, there were 61,920,517 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$75,545	$118,021
Short-term investments	141,614	210,178
Prepaid expenses and other current assets	5,671	6,413

Total current assets	222,830	334,612
Property and equipment, net	3,375	3,863
Operating lease right-of-use assets	11,180	—
Long-term investments	—	2,001
Restricted cash	715	716

Total assets	$238,100	$341,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,113	$4,332
Accrued expenses	27,799	32,493
Deferred revenue	1,287	9,362
Operating lease liabilities	1,522	—
Deferred rent	—	390
Other current liabilities	453	327

Total current liabilities	32,174	46,904
Convertible senior notes	106,157	102,664
Operating lease liabilities, net of current portion	14,055	—
Deferred revenue, net of current portion	3,245	4,532
Deferred rent, net of current portion	—	3,922

Total liabilities	155,631	158,022
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 60,965,505 shares issued and outstanding at June 30, 2019; 100,000,000 shares authorized; 60,829,308 shares issued and outstanding at December 31, 2018	6	6
Additional paid-in capital	865,726	857,156
Accumulated other comprehensive income (loss)	61	(244)
Accumulated deficit	(783,324)	(673,748)

Total stockholders’ equity	82,469	183,170

Total liabilities and stockholders’ equity	$238,100	$341,192

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License and other revenue	$9,493	$19,891	$9,648	$29,891
Operating expenses:
Research and development	26,517	44,734	64,491	86,055
General and administrative	24,662	9,489	51,765	17,110

Total operating expenses	51,179	54,223	116,256	103,165

Loss from operations	(41,686)	(34,332)	(106,608)	(73,274)
Other income (expense):
Interest income	1,412	653	3,183	1,162
Interest expense	(3,089)	—	(6,087)	—
Other (expense) income	(44)	7	(46)	(7)

Total other (expense) income, net	(1,721)	660	(2,950)	1,155

Loss before income taxes	(43,407)	(33,672)	(109,558)	(72,119)
Income tax (provision) benefit	(8)	17	(18)	5

Net loss	$(43,415)	$(33,655)	$(109,576)	$(72,114)

Net loss per share—basic and diluted	$(0.71)	$(0.60)	$(1.80)	$(1.36)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	60,929,024	56,089,159	60,892,860	52,862,194

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(43,415)	$(33,655)	$(109,576)	$(72,114)

Comprehensive income (loss)
Unrealized gain (loss) on investments	52	104	309	(5)
Foreign currency translation adjustments	37	(78)	(4)	(38)

Comprehensive loss	$(43,326)	$(33,629)	$(109,271)	$(72,157)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(109,576)	$(72,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	353
Net amortization of premiums and discounts on investments	(968)	270
Amortization of debt discount and issuance costs	3,493	—
Stock-based compensation expense	8,023	8,604
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	742	(1,685)
Operating lease right-of-use assets	531	—
Accounts payable	(3,171)	(1,870)
Accrued expenses and other liabilities	(4,580)	1,624
Operating lease liabilities	(446)	—
Deferred revenue	(9,362)	(8,026)
Deferred rent	—	564

Net cash used in operating activities	(114,827)	(72,280)
Investing activities
Purchases of property and equipment	(49)	(779)
Proceeds from maturities of investments	118,511	50,602
Purchases of investments	(46,668)	(74,943)

Net cash provided by (used in) investing activities	71,794	(25,120)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	145,720
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	547	1,841

Net cash provided by financing activities	547	147,561
Effect of exchange rate on cash, cash equivalents and restricted cash	9	(44)

Net (decrease) increase in cash, cash equivalents and restricted cash	(42,477)	50,117
Cash, cash equivalents and restricted cash at beginning of period	118,737	69,487

Cash, cash equivalents and restricted cash at end of period	$76,260	$119,604

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$75,545	$118,966
Short-term restricted cash	—	—
Long-term restricted cash	715	638

Total cash, cash equivalents and restricted cash	$76,260	$119,604

Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,711	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1,319	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2019	60,864,445	$6	$861,215	$(28)	$(739,909)	$121,284
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	101,060	—	395	—	—	395
Stock-based compensation expense	—	—	4,116	—	—	4,116
Unrealized gain on investments	—	—	—	52	—	52
Foreign currency translation adjustment	—	—	—	37	—	37
Net loss	—	—	—	—	(43,415)	(43,415)

Balance at June 30, 2019	60,965,505	$6	$865,726	$61	$(783,324)	$82,469

Balance at March 31, 2018	49,670,328	$5	$629,610	$(286)	$(533,799)	$95,530
Vesting of restricted stock	98,800	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	206,708	—	1,412	—	—	1,412
Issuance of common stock	10,525,424	1	145,718	—	—	145,719
Stock-based compensation expense	—	—	4,440	—	—	4,440
Unrealized gain on investments	—	—	—	104	—	104
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(33,655)	(33,655)

Balance at June 30, 2018	60,501,260	$6	$781,180	$(260)	$(567,454)	$213,472

Balance at December 31, 2018	60,829,308	$6	857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	5,000	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	131,197	—	547	—	—	547
Stock-based compensation expense	—	—	8,023	—	—	8,023
Unrealized gain on investments	—	—	—	309	—	309
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(109,576)	(109,576)

Balance at June 30, 2019	60,965,505	$6	$865,726	$61	$(783,324)	$82,469
Balance at December 31, 2017	49,533,150	$5	$625,017	$(217)	$(495,340)	$129,465
Vesting of restricted stock	103,800	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	338,886	—	1,841	—	—	1,841
Issuance of common stock	10,525,424	1	145,718	—	—	145,719
Stock-based compensation expense	—	—	8,604	—	—	8,604
Unrealized loss on investments	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(72,114)	(72,114)

Balance at June 30, 2018	60,501,260	$6	$781,180	$(260)	$(567,454)	$213,472

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
Rule
 10-01.
Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
In July 2019, the U.S. Food and Drug Administration (“FDA”) approved XPOVIO
TM

(selinexor) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma (“RRMM”) who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication is approved under accelerated approval based on response rate. Following accelerated approval by the FDA, XPOVIO became commercially available in the United States in July 2019.
At June 30, 2019, the Company had $217,159 in cash, cash equivalents and investments. The Company has had recurring losses and incurred a loss of $109,576 for the six months ended June 30, 2019. Net cash used in operations for the six months ended June 30, 2019 was $114,827. The Company expects that its cash, cash equivalents and investments at June 30, 2019 will be sufficient to fund current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements
, during which time
the
Company plans to continue to commercialize
XPOVIO in the United States
, which commenced in
July 2019.
Basis of Consolidation
The condensed consolidated financial statements at June 30, 2019 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The significant accounting policies used in preparation of these condensed consolidated financial statements on Form
 10-Q
for the six months ended June 30, 2019 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018, except as it relates to the adoption of new accounting standards during the first six months of 2019 as discussed below.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2016-02,
Leases (Topic
 842)
(“ASU
2016-02”).
ASU
2016-02
supersedes the lease guidance under FASB ASC Topic 840,
Leases
, resulting in the creation of FASB Accounting Standards Codification (“ASC”) Topic 842,
Leases
 (“ASC 842”). The new standard requires that all lessees (i) recognize, on the balance sheet, liabilities to remit lease payments and right-of-use
assets, representing the right to use the underlying asset for the lease term for both finance and operating leases, and (ii) disclose qualitative and quantitative information about its leasing arrangements.
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
As summarized in the table below, the standard had a material impact on the Company’s condensed consolidated balance sheet as of June 30, 2019, specifically through recognition of right-of-use
assets of $11,711 and lease liabilities of $16,023 for the Company’s existing operating lease for office space in Newton, MA on the effective date. The difference between the operating lease right-of-use
assets and operating lease liabilities is due to the change in classification of deferred rent and lease incentives, as recorded on the Company’s condensed consolidated balance sheets through December 31, 2018, from liabilities to reduction in the Company’s operating lease right-of-use
assets. However, the standard did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019, as expense for the Company’s existing operating leases continues to be recognized consistent with the recognition pattern before adoption of the new standard. Please refer to Note 8, “Leases” for further information.

	January 1, 2019 Prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as Adjusted
Consolidated balance sheet data (in thousands):
Operating lease and right-of-use assets (1)	$ —	$ 11,711	$ 11,711
Deferred rent (2)	$ 390	$ (390)	$ —
Deferred rent non-current (2)	$ 3,922	$ (3,922)	$ —
Operating lease liabilities (3)	$ —	$ 1,175	$ 1,175
Non-current operating lease liabilities (3)	$ —	$ 14,848	$ 14,848

(1)	Represents capitalization of operating lease right-of-use assets, offset by reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.

(2)	Represents reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.

(3)	Represents recognition of operating lease liabilities.

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
On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (“C&DI 105.09”) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company implemented this updated disclosure requirement beginning with the Form 10-Q for the quarterly period ended March 31, 2019, specifically through inclusion of the comparative condensed consolidated statements of stockholders’ equity.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13,
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

In August 2018, the FASB issued ASU No.
 2018-13,
F
air Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement
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
In further evaluating the promises detailed above, the Company determined that the exclusive licenses, initial data transfers, and stand-ready obligation to provide initial clinical supply for each Antengene Licensed Compound were not distinct from one another, and must be combined as four separate performance obligations (the “Antengene Combined License Obligation for selinexor”, “Antengene Combined License Obligation for eltanexor”, “Antengene Combined License Obligation for KPT-9274” and “Antengene Combined License Obligation for verdinexor”). This is because, for each Antengene Licensed Compound, Antengene requires the initial data transfer and initial clinical supply to derive benefit from the exclusive licenses, since the Company did not grant manufacturing licenses to any of the Antengene Licensed Compounds at contract inception. The Company also determined that each of the Antengene Transfer Options represents a distinct performance obligation. Based on these determinations, the Company identified eight performance obligations at the inception of the Antengene License Agreement, including (i) the Antengene Combined License Obligation for selinexor, (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for KPT-9274, (iv) the Antengene Combined License Obligation for verdinexor, and the four components of the Antengene Transfer Options, including (v) the material right for additional data transfer, (vi) the material right for additional clinical supply and related substance supply, (vii) the material right for manufacturing technology transfer and license, and (viii) the material right for the option for a backup compound.

The Company further determined that the
up-front
payment of $11,703 constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. The Company determined that substantially all of the total standalone selling price in the arrangement is derived from the four Antengene Combined License Obligations for selinexor, eltanexor,
KPT-9274
and verdinexor. In connection therewith, the Company also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, the Company allocated the $11,703 transaction price amongst the Antengene Combined License Obligations as follows: $9,362 for selinexor, $1,054 for eltanexor, $1,053 for
KPT-9274,
and $234 for verdinexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11,703 up-front
payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to $105,000 in milestone payments if certain development goals are achieved and up to $45,000 in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, the Company would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through June 30, 2019, because the amounts were fully constrained as of June 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
During the three months ended June 30, 2019, the Company recognized $9,362 in revenue under the Antengene License Agreement, as the Antengene Combined License Obligation for selinexor was satisfied when the initial clinical supply of selinexor was delivered during this period. Revenue will be recognized for the Antengene Combined License Obligation for eltanexor, the Antengene Combined License Obligation for
KPT-9274,
and the Antengene Combined License Obligation for verdinexor once the Company’s promise to provide initial clinical supply of each of the Antengene Licensed Compounds in the future is fulfilled. The Company currently expects such promises to be fulfilled within the next twelve months, except for the initial clinical supply of eltanexor, which is expected to occur in the third quarter of 2020. Accordingly, and as of June 30, 2019, the remaining $2,341 of the upfront payment represents a contract liability, (i) $1,287 of which was included in deferred revenue and is classified as a current liability in the condensed consolidated balance sheet and (ii) $1,054 of which was included in deferred revenue and is classified as a non-current
liability in the condensed consolidated balance sheet.
Biogen Asset Purchase Agreement
On January 24, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).

Under the terms of the APA and Letter Agreement, the Company sold to Biogen exclusive worldwide rights to develop and commercialize the Company’s oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (“ALS”) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of the Company’s intellectual property to manufacture or have manufactured KPT
-350
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
Upon execution of the APA, the transaction price included only the $10,000 up-front
payment owed to the Company. The Company may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of June 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
$
19,724
for selinexor and $
2,192
for eltanexor. The Company believes that a change in the assumptions used to determine its best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21,916 on the date received)
up-front
payment owed to the Company. As referenced above, the Company is eligible to receive additional payments of up to ¥10.15 billion based on the achievement by Ono of future specified development milestones and up to ¥
9
.0 billion based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, the Company could receive cost reimbursement in connection with its promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of June 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such amounts is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s accounting policy. The Company will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19,724 was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once the Company’s stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of June 30, 2019, $2,192 of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current
liability in the condensed consolidated balance sheet.
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
As referenced above, the up-front payment of $1,000 upon contract execution, as well as the $250 upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018. The Company is also eligible to receive additional payments up to $5,750 based on achievement of clinical and regulatory milestone events and up to $37,500 based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of June 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as the Company’s policy. The Company will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
To date, the Company has recognized $1,250 of revenue associated with the Anivive Agreement. Revenue for the upfront payment and technology transfer milestone was recognized upon completion of the technology transfer in October 2017, as all promises under the Anivive Combined License Obligation had been fulfilled.
4. Fair Value of Financial Instruments
Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2019 and December 31, 2018.
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

Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate debt securities, U.S. government agency securities and certificates of deposit. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which al
l significant inputs are observable, either
directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
The following table presents information about the Company’s financial assets that have been measured at fair value at June 30, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,211	$21,211	$—	$—
Commercial paper	15,722	—	15,722	—
Investments:
Current:				—
Corporate debt securities	81,086	—	81,086	—
Commercial paper	37,246	—	37,246	—
U.S. government and agency securities	19,282	—	19,282	—
Certificate of deposit	4,000	—	4,000	—

	$178,547	$21,211	$157,336	$—

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

5. Investments
The following table summarizes the Company’s investments in debt securities, classified as available-for-sale,
as of June 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$81,037	$60	$(11)	$81,086
Commercial paper	37,219	27	—	37,246
U.S. government and agency securities	19,263	21	(2)	19,282
Certificate of deposit	4,000	—	—	4,000

	$141,519	$108	$(13)	$141,614

The following table summarizes the Company’s investments in debt securities, classified as available-for-sale
as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$143,254	$3	$(178)	$143,079
Commercial paper	44,001	—	(23)	43,978
U.S. government and agency securities	19,131	10	(17)	19,124
Certificate of deposit	4,000	—	(3)	3,997
Non-current:
Corporate debt securities (one to two year maturity)	2,007	—	(6)	2,001

	$212,393	$13	$(227)	$212,179

At June 30, 2019 and December 31, 2018, the Company held 9 and 79 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2019 and December 31, 2018 was $19,713 and $180,627, respectively. As of June 30, 2019, two corporate debt securities with a fair value of $3,496 had been in a continuous unrealized loss position for more than 12 months. The unrealized loss of $4 related to these corporate debt securities are included in accumulated other comprehensive loss as of June 30, 2019. At June 30, 2019, the Company did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at June 30, 2019 and December 31, 2018 are attributable to changes in interest rates and the Company does not
believe any unrealized losses represent other-than-temporary impairments.
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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2019	2018
Outstanding stock options	10,410,757	8,996,219
Unvested restricted stock units	903,900	123,800

The Company has the option to settle the conversion obligation for its 3.00% convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of June 30, 2019, they are not participating securities and do not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there was no impact on the calculation of dilutive loss per share during the three and six
months ended June 30, 2019.
7. Stock-based Compensation
Stock Options
A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	8,917,084	$13.78	7.4	$8,197
Granted	2,623,450	7.98
Exercised	(30,618)	4.72
Canceled	(1,099,159)	13.33

Outstanding at June 30, 2019	10,410,757	12.40	7.17	$2,597

Exercisable at June 30, 2019	5,315,339	$14.79	5.71	$2,065

Total stock-based compensation expense related to stock options for the six months ended June 30, 2019 and 2018 was $6,772 and $8,169, respectively.
As of June 30, 2019, there was $32,688 of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.9 years.
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

During the six months ended June 30, 2019, the Company granted Time-Based RSUs under the 2013 Stock Incentive Plan (the “2013 Plan”) that vest in four
equal annual installments. The following is a summary of RSU activity for the 2013 Plan for the six months ended June 30, 2019:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	25,000	$9.87
Granted	1,024,750	9.18
Forfeited	(140,850)	9.21
Vested	(5,000)	10.27

Unvested at June 30, 2019	903,900	$9.19

The total stock-based compensation expense related to RSUs for the six months ended June 30, 2019 and 2018 was $819 and $78, respectively.
As of June 30, 2019, there was $7,476 of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 3.6 years.
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
484,848
 shares of the Company’s common stock,
1
% of the number of outstanding shares on such date, or an amount determined by the board of directors.
For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $432 and $177, respectively. As of June 30, 2019, 720,676 shares of the Company’s common stock remained available for issuance under the ESPP. As of June 30, 2019, there was $472 of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months
.
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
The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The Newton, MA Lease also includes real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments. As these charges were included in minimum annual rental payments as part of the Company’s accounting for the Newton, MA Lease under ASC 840 through December 31, 2018, the Company has included such amounts in the calculation of the operating lease liability, consistent with ASC 842 and the Company’s accounting policy elections thereunder, as specified in Note 2, “Recent Accounting Pronouncements.” The operating lease cost for the Newton, MA Lease for the six months ended June 30, 2019 was $1,404, of which approximately $441 was charges for CAM.
The Company is also party to operating leases in both Munich, Germany and Tel Aviv, Israel with lease periods through January 2020 and June 2019, respectively. The remaining lease payments on such arrangements were $54 in aggregate, as of June 30, 2019, and therefore, the associated operating lease liabilities and operating lease right-of-use
assets were not capitalized upon adoption of ASU
2016-02.
The operating lease cost for these arrangements was $75 for the six months ended June 30, 2019.
In addition, the Company is party to short-term leases having a term of twelve months or less at the commencement date. The Company recognizes short-term lease expense on a straight-line basis and does not record a related right-of
use asset or lease liability for such leases. These costs were insignificant for the six months ended June 30, 2019.
Lease Commitments
As of June 30, 2019, future minimum lease payments under
non-cancellable
operating lease agreements for which the Company has recognized operating lease right-of-use
assets and liabilities are as follows:

Years ended December 31,	Future Minimum Payments
2019	$1,571
2020	3,200
2021	3,277
2022	3,447
2023 and thereafter	10,453

Total minimum lease payments	$21,948
Less: present value adjustment	(6,371)

Present value of minimum lease payments	$15,577

As of June 30, 2019, the remaining lease term on the Newton, MA Lease was 6.2 years. The lease has a renewal option for an additional five years, although there is no economic penalty for failure to exercise the option. However, because the Company did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard, and the renewal option was not previously considered in the Company’s assessment of the lease term for the Newton, MA Lease before adoption of ASC 842, the renewal option was not considered as part of the lease term in calculating the operating lease right-of-use
assets and liabilities as of January 1, 2019.
As a discount rate was not directly observable for the Company’s Newton, MA Lease, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term. Upon adoption and through June 30, 2019, the discount rate used to calculate the operating lease liability was 11.0%. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered (i) its estimated public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.

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
The Company had not sold any shares under the Open Market Sale Agreement as of June 30, 2019.
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

As of
June 30
, 2019, none of the above circumstances had occurred and as such, the Notes could not have been converted.
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
The initial carrying amount of the Liability Component of $101,243 was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible borrowing rate for similar debt. The Equity Component of the Notes of $67,850 was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Notes of $172,500 and the fair value of the liability of the Notes of approximately $104,650 on their respective dates of issuance. The excess of the principal amount of the Liability Component over its carrying amount is amortized to interest expense using the effective interest method over seven years
. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification.
The outstanding balances of the Notes as of June 30, 2019 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(66,343)

Net carrying amount	$106,157

Equity component:	$70,059

The Company determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of June 30, 2019, the
“if-converted
value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Notes as of June 30, 2019 was approximately $
105,918
.

The following table sets forth total interest expense recognized related to the Notes during the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Contractual interest expense	$2,594
Amortization of debt discount	3,326
Amortization of debt issuance costs	167

Total interest expense	$6,087

Future minimum payments on the Notes as of June 30, 2019 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$5,175
2020	5,175
2021	5,175
2022	5,175
2023 and thereafter	188,025
Total minimum payments	$208,725
Less: interest	(36,225)
Less: unamortized discount	(66,343)
Less: current portion	—
Long term debt	$106,157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
 10-Q,
including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form
 10-Q,
including statements regarding possible achievement of discovery and development milestones, including regulatory submissions and approvals, our future discovery and development efforts, our commercialization efforts, our collaborations and partnering agreements with third parties, our strategy, our future operations, financial position and revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to successfully commercialize XPOVIO
TM
(selinexor), adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce our intellectual property rights, the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described in this Quarterly Report on Form
 10-Q,
our Annual Report on Form
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
OVERVIEW
We are an oncology-focused pharmaceutical company dedicated to the discovery, development and commercialization of novel, first-in-class
drugs directed against nuclear export and related targets for the treatment of cancer and other major diseases. Our
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (XPO1). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need, initially for hematologic malignancies.
In July 2019, the FDA approved XPOVIO
TM
(selinexor) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma (RRMM) who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication is approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing, randomized Phase 3 BOSTON (
Bo
rtezomib,
S
elinexor and Dexame
t
has
on
e) study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone will serve as the confirmatory trial.
The accelerated approval of XPOVIO was based on results from the Phase 2b STORM (
S
elinexor
 T
reatment
 o
f
 R
efractory
 M
yeloma) trial, which was a multicenter,
single-arm,
open-label study of patients with RRMM. STORM Part 2 included 122 patients with RRMM who had previously received three or more anti-myeloma treatment regimens including an alkylating agent, glucocorticoids, bortezomib, carfilzomib, lenalidomide, pomalidomide, and an anti-CD38 monoclonal antibody; and whose myeloma was documented to be refractory to glucocorticoids, a proteasome inhibitor, an immunomodulatory agent, an anti-CD38 monoclonal antibody, and to the last line of therapy.

In STORM Part 2, a total of 122 patients were treated with XPOVIO (80 mg) in combination with dexamethasone (20 mg) on Days 1 and 3 of every week. Eighty-three patients had RRMM that was documented to be refractory to bortezomib, carfilzomib, lenalidomide, pomalidomide, and daratumumab. Treatment continued until disease progression, death, or unacceptable toxicity.
The major efficacy outcome measure was overall response rate (ORR), as assessed by an Independent Review Committee based on the International Myeloma Working Group (IMWG) Uniform Response Criteria for Multiple Myeloma. The approval of XPOVIO was based upon the efficacy and safety in a prespecified subgroup analysis of the 83 patients whose disease was refractory to bortezomib, carfilzomib, lenalidomide, pomalidomide, and daratumumab, as the benefit-risk ratio appeared to be greater in this more heavily pretreated population than in the overall trial population.
For the STORM Part 2 study’s major efficacy outcome measure, the ORR was 25.3% in the subgroup of 83 patients, which included one stringent complete response, no complete responses, four very good partial responses and 16 partial responses. The median time to first response for these patients was 4 weeks and the median duration of response was 3.8 months.
Amongst the 202 patients enrolled in STORM Parts 1 and 2 who were treated with XPOVIO (80 mg) in combination with dexamethasone (20 mg) on days 1 and 3 weekly, the most common adverse reactions (incidence
≥
20%) were thrombocytopenia, fatigue, nausea, anemia, decreased appetite, decreased weight, diarrhea, vomiting, hyponatremia, neutropenia, leukopenia, constipation, dyspnea, and upper respiratory tract infections. The treatment discontinuation rate due to adverse reactions was 27%; 53% of patients had a reduction in the XPOVIO dose, and 65.3% had the dose of XPOVIO interrupted. The most frequent adverse reactions requiring permanent discontinuation in 4% or greater of patients who received XPOVIO included fatigue, nausea, and thrombocytopenia. The rate of fatal adverse reactions was 8.9%. Following accelerated approval by the FDA, XPOVIO became commercially available in the United States in July 2019.
In addition, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. As a customary part of the MAA review process, we received the consolidated list of questions from EMA in early May 2019 and received additional feedback, including the integrated inspection report, based on routine site audits and other activities. We promptly addressed the questions and feedback with EMA, and the evaluation process of our MAA is ongoing. We expect to receive a decision on the application by the end of 2019 or early 2020.
We plan to seek additional approvals for the use of selinexor in combination therapies to expand the patient populations that are eligible for selinexor, as well as to move selinexor towards front-line cancer therapy. We are also advancing the clinical development of selinexor in multiple solid tumor indications. Oral selinexor is being evaluated in company- and investigator-sponsored clinical trials in advanced hematologic malignancies and solid tumors. Clinical trials evaluating selinexor include the Phase 1b/2 STOMP (
S
elinexor and Backbone
T
reatments
o
f
M
ultiple Myeloma
P
atients) study in combination with standard therapies in multiple myeloma, the Phase 2b SADAL (
S
elinexor
A
gainst
D
iffuse
A
ggressive
L
ymphoma) study in diffuse large
B-cell
lymphoma (DLBCL), the pivotal, randomized Phase 3 BOSTON study in multiple myeloma, the Phase 2/3 SEAL (
Se
linexor in
A
dvanced
L
iposarcoma) study in liposarcoma and the Phase 3 SIENDO (
S
elinexor/Placebo After Combination Chemotheraphy
I
n Patients with advanced or recurrent
ENDO
metrial cancer) study. During 2018 and 2019, in addition to the results from the STORM study, we reported positive top-line
data from the SADAL study, as well as new or updated interim data for the STOMP and SEAL studies.
Based on the positive results of the SADAL study, we plan to submit a New Drug Application (NDA) to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T
(CAR-T)
cell therapy. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. We also plan to submit a MAA to the EMA with a request for conditional approval. We anticipate filing the NDA and MAA between the fourth quarter of 2019 and first quarter of 2020.
As of June 30, 2019, we had an accumulated deficit of $783.3 million. We had net losses of $43.4 million and $33.7 million for the three months ended June 30, 2019 and 2018, respectively, and net losses of $109.6 million and $72.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had not generated any revenue from the sales of any drugs, as XPOVIO first became commercially available in the United States in July 2019.

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
 10-K.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
License and other revenue	$9,493	$19,891	$(10,398)	(52.3)%
Operating expenses:
Research and development	26,517	44,734	(18,217)	(40.7)%
General and administrative	24,662	9,489	15,173	159.9%

Loss from operations	(41,686)	(34,332)	(7,354)	21.4%
Other (expense) income, net	(1,721)	660	(2,381)	(360.8)%

Loss before income taxes	(43,407)	(33,672)	(9,735)	28.9%
Income tax (provision) benefit	(8)	17	(25)	(147.1)%

Net loss	$(43,415)	$(33,655)	$(9,760)	29.0%

License and Other Revenue.
We recognized $9.4 million in revenue during the three months ended June 30, 2019 pursuant to a license arrangement with Antengene Therapeutics Limited and $0.1 million in revenue for clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement. During the three months ended June 30, 2018, we recognized $19.9 million in revenue primarily as a result of a license arrangement with Ono Pharmaceutical Co., Ltd.
Research and Development Expense.
Research and development expense decreased approximately $18.2 million to $26.5 million for the three months ended June 30, 2019 from approximately $44.7 million for the three months ended June 30, 2018. The decrease is primarily related to:
•	a decrease of $9.4 million in personnel costs and consulting and professional expense;

•	a decrease of $8.0 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $0.8 million in miscellaneous costs; and

•	a decrease of $0.3 million in travel costs; offset by

•	an increase of $0.3 million in facility costs and IT infrastructure costs.

We expect our research and development expenses to decrease in 2019 as compared with 2018 as we moderate our spending on our development programs and clinical trials, while continuing clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor.
General and Administrative Expense.
General and administrative expense increased approximately $15.2 million to $24.7 million for the three months ended June 30, 2019 from approximately $9.5 million for the three months ended June 30, 2018. The increase is primarily related to:
•	an increase of $10.3 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in preparation for the U.S. commercial launch of XPOVIO;

•	an increase of $2.4 million in commercial related activities;

•	an increase of $1.8 million in facility costs and IT infrastructure costs; and

•	an increase of $1.4 million in costs related to corporate training, travel and corporate events; offset by

•	a decrease of $0.5 million in consulting and professional costs; and

•	a decrease of $0.2 million in miscellaneous costs.

We expect our general and administrative expenses to remain consistent for the remainder of 2019 to support our expanding operating and commercial activities, particularly following the accelerated approval of XPOVIO
TM
by the FDA on July 3, 2019 and commercial launch shortly thereafter.
Other Income (Expense), net.
Other (expense) income, net decreased from $0.7 million of other income, net for the three months ended June 30, 2018 to $1.7 million of other expense, net for the three months ended June 30, 2019. The decrease is primarily due to $3.1 million of interest expense related to the issuance of our 3.00% convertible senior notes due 2025 (Notes) in October 2018, offset by a $0.8 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances.
Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
License and other revenue	$9,648	$29,891	$(20,243)	(67.7)%
Operating expenses:
Research and development	64,491	86,055	(21,564)	(25.1)%
General and administrative	51,765	17,110	34,655	202.5%

Loss from operations	(106,608)	(73,274)	(33,334)	45.5%
Other (expense) income, net	(2,950)	1,155	(4,105)	(355.4)%

Loss before income taxes	(109,558)	(72,119)	(37,439)	51.9%
Income tax (provision) benefit	(18)	5	(23)	(460.0)%

Net loss	$(109,576)	$(72,114)	$(37,462)	51.9%

License and Other Revenue.
During the six months ended June 30, 2019, we recognized $9.4 million in revenue pursuant to a license arrangement with Antengene Therapeutics Limited and $0.2 million in revenue for clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement. During the six months ended June 30, 2018, we recognized $10.0 million in revenue pursuant to an asset purchase agreement with Biogen MA Inc. for the sale of
KPT-350
and $19.9 million in revenue primarily as a result of a license arrangement with Ono Pharmaceutical Co., Ltd.
Research and Development Expense.
Research and development expense decreased approximately $21.6 million to $64.5 million for the six months ended June 30, 2019 from approximately $86.1 million for the six months ended June 30, 2018. The decrease is primarily related to:
•	a decrease of $11.0 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $10.1 million in personnel costs and consulting and professional expense; and

•	a decrease of $1.2 million in miscellaneous costs; offset by

•	an increase of $0.7 million in facility costs and IT infrastructure costs.

General and Administrative Expense.
General and administrative expense increased approximately $34.7 million to $51.8 million for the six months ended June 30, 2019 from approximately $17.1 million for the six months ended June 30, 2018. The increase is primarily related to:
•	an increase of $21.3 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in preparation for the U.S. commercial launch of XPOVIO;

•	an increase of $6.4 million in commercial related activities;

•	an increase of $3.9 million in costs related to corporate training, travel and corporate events;

•	an increase of $3.3 million in facility costs and IT infrastructure costs; and

•	an increase of $0.7 million in consulting and professional costs; offset by

•	a decrease of $0.9 million in miscellaneous costs.

Other Income (Expense), net.
Other (expense) income, net decreased from $1.2 million of other income, net for the six months ended June 30, 2018 to $3.0 million of other expense, net for the six months ended June 30, 2019. The decrease is primarily due to $6.1 million of interest expense related to the issuance of the Notes in October 2018, offset by a $2.0 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
As of June 30, 2019, we had not generated revenues from drug sales as XPOVIO first became commercially available in the United States in July 2019. We have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt and cash generated from our business development activities.
As of June 30, 2019, we had $217.2 million in cash, cash equivalents and investments compared to $330.2 million in cash, cash equivalents and investments as of December 31, 2018.
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
In August 2018, we entered into an open market sale agreement (Open Market Sale Agreement) with Jefferies LLC, as agent, relating to an “at the market offering”, pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $75.0 million. As of July 31, 2019, we had sold an aggregate of 1,037,794 shares under the Open Market Sale Agreement, for net proceeds of approximately $9.2 million, all of which were sold in July 2019.
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
During the years ended December 31, 2018 and 2017, we received $44.6 million in upfront payments under our arrangements with Anivive Lifesciences, Inc., Ono Pharmaceutical Co., Ltd., Biogen MA Inc., and Antengene Therapeutics Limited, pursuant to which we are also entitled to receive milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements.
At June 30, 2019, we had $217.2 million in cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $109.6 million for the six months ended June 30, 2019. Net cash used in operations for the six months ended June 30, 2019 was $114.8 million. We expect that cash, cash equivalents and investments at June 30, 2019 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Form
 10-Q,
during which time we plan to enhance and support the commercial infrastructure for the sale of XPOVIO in the United States that began in July 2019.
In July 2019, the FDA approved XPOVIO in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication is approved under accelerated approval based on response rate. Following accelerated approval by the FDA, XPOVIO became commercially available in the United States in July 2019.

Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(114,827)	$(72,280)
Net cash provided by (used in) investing activities	71,794	(25,120)
Net cash provided by financing activities	547	147,561
Effect of exchange rate changes	9	(44)

Net decrease in cash, cash equivalents and restricted cash	$42,477	$50,117

Operating activities.
The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily driven by our increased loss from operations during that period.
Investing activities.
The net cash provided by (used in) investing activities during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily reflects an increase in maturity of investments of $67.9 million and a decrease in purchases of $28.3 million.
Financing activities.
The net cash provided by financing activities for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, reflects a decrease of $147.0 million primarily related to the net proceeds of $145.7 million from our follow-on
offering in May 2018.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize XPOVIO, continue the clinical trials of, and as we seek marketing approval for our other drug candidates. In addition, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of any of our drug candidates for which we obtain marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
Our future capital requirements will depend on many factors, including:
•	revenue generated from commercial sales of XPOVIO;

•	costs related to the sales and marketing of XPOVIO;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue received from commercial sales of our drug candidates for which we receive marketing approval;

•	the progress and results of our current and planned clinical trials of selinexor;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•	the costs associated with legal activities, including litigation, arising in the course of business activities and our ability to prevail in any such legal disputes; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. In addition, our drug candidates for which we receive marketing approval may not achieve commercial success. Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of XPOVIO in July 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Contractual Obligations
As of June 30, 2019, there have been no material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form
 10-K.
OFF-BALANCE
SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined under SEC rules.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $217.9 million as of June 30, 2019. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
 and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On July 23, 2019, a class action complaint was filed in the U.S. District Court for the District of Massachusetts against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. The complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study. The complaint seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; unspecified recessionary damages; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe the lawsuit is without merit. We intend to defend vigorously against the lawsuit.
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
Risks Related to the Discovery, Development and Commercialization of Our Drugs and Drug Candidates
We depend heavily on the success of XPOVIO
TM
(selinexor) and our lead drug candidate selinexor . If we are unable to successfully commercialize XPOVIO or successfully develop selinexor for additional indications, or if we experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and commercialization of selinexor. On July 3, 2019, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma (RRMM) who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to generate product revenues will depend on our successful commercialization of XPOVIO and our obtaining additional marketing approvals for, and successfully commercializing, selinexor for additional indications.
The success of XPOVIO, selinexor and our other drug candidates will depend on several factors, including the following:
•	successful commercialization of XPOVIO in the United States, including establishing sales, marketing and distribution capabilities for XPOVIO;

•	the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety, efficacy and effectiveness profile of XPOVIO and any potential impact on our FDA accelerated approval and/or FDA package insert for XPOVIO;

•	our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA and medical community since continued approval for this indication may be contingent upon verification of a clinical benefit in confirmatory trials;

•	acceptance of XPOVIO and, if and when approved, our drug candidates by patients, the medical community and third-party payors;

•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement by third-party payors, including government payors, for XPOVIO and our drug candidates;

•	successful completion of preclinical studies;

•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;

•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drug candidates for which we may obtain marketing approval, whether alone or in collaboration with others;

•	launching commercial sales of any drug candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•	effectively competing with other therapies;

•	maintaining an acceptable safety profile of the drugs following approval;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining and growing an organization of scientists and business people, including collaborators, who can develop and commercialize our drug candidates.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize XPOVIO or our drug candidates, which would materially harm our business.
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
To date, we have had several discussions with the FDA and
non-U.S.
regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. In July 2019, the FDA approved, under accelerated approval based on response rate, XPOVIO in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. We plan to seek additional regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or
non-U.S.
regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and
non-U.S.
regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.
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
Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such drug candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, certain data from our Phase 1 and Phase 2 clinical trials of selinexor to date are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Furthermore, the failure of any drug candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other drug candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our drug candidates are approved.
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
Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. If XPOVIO or any of our drug candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon their development or limit development or marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have modified our informed consent form and advised patients already enrolled in our clinical trials of the potential for worsening of pre-existing
cataracts as a result of treatment with selinexor. Adverse events, or AEs, in our clinical trials to date have been generally predictable and manageable, although some patients have experienced more serious AEs. The most common drug-related AEs were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, amongst the 202 patients enrolled in Parts 1 and 2 of the STORM study who were treated with selinexor in combination with dexamethasone, the most common AEs (incidence
≥
20%) were thrombocytopenia, fatigue, nausea, anemia, decreased appetite, decreased weight, diarrhea, vomiting, hyponatremia, neutropenia, leukopenia, constipation, dyspnea, and upper respiratory tract infections. The treatment discontinuation rate due to AEs was 27%; 53% of patients had a reduction in the selinexor dose, and 65.3% had the dose of selinexor interrupted. In this group of patients, the most frequent AEs requiring permanent discontinuation in 4% or greater of patients who received selinexor included fatigue, nausea, and thrombocytopenia. Similarly, in the SADAL study, as of April 3, 2019, among the 127 patients included in the safety analysis, the treatment discontinuation rate due to AEs was 13.5%; 49.6% of patients had a reduction in the selinexor dose, and 90.6% had the dose of selinexor interrupted or withheld with the most common AEs (incidence
≥
20%) being thrombocytopenia, nausea, fatigue, anemia, anorexia, diarrhea, constipation, weight loss, neutropenia, vomiting, pyrexia and asthenia. A small percentage of patients across our clinical trials have experienced SAEs deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.
These AEs and the resulting dose modification and/or treatment discontinuation rates or safety or toxicity issues that we may experience in our clinical trials in the future could result in a more restrictive label for any drug candidates approved for marketing or could result in the delay or denial of approval to market any drug candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from ever generating revenue from the sale of drugs or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our drug candidates are approved and/or commercialized, a number of potentially significant negative consequences may result, including:
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
XPOVIO or any of our drug candidates that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
XPOVIO or any of our drug candidates receives marketing approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our drug candidates will require significant resources and may not be successful. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If XPOVIO or our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of XPOVIO and our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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

Our estimates of the potential market opportunities for XPOVIO and our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for XPOVIO, selinexor or any other drug candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.
If we are unable to establish sales, marketing and distribution capabilities or maintain current agreements or enter into additional sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XPOVIO or any of our drug candidates that we may develop if and when they are approved.
We are in the process of establishing a sales and marketing infrastructure for XPOVIO, our first product, and our company does not have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales, marketing and distribution organization or outsource these functions to other third parties. In the future, we may choose to build a sales, marketing and distribution infrastructure to market or co-promote
one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We intend to work with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside the United States.
There are risks involved with both establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our drug candidates for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize XPOVIO or any drug candidates for which we receive marketing approval on our own include:
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

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in maintaining current arrangements or entering into additional arrangements with third parties to sell, market and distribute XPOVIO or any of our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing XPOVIO or any of our drug candidates for which we obtain marketing approval.
We may not receive royalty or milestone revenue under our license agreements for several years, or at all.
Our license agreements provide for payments on achievement of development and/or commercialization milestones and for royalties on product sales. However, because drug development entails a high risk of failure, we may never realize any material portion of the milestone revenue provided in our license agreements and we do not expect to receive any royalty revenue for several years, if at all.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
The discovery, development and commercialization of new drugs is highly competitive. We face competition with respect to XPOVIO and our drug candidates and will face competition with respect to any drug candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our drug candidates, although we believe that to date, none of these competitive drugs and therapies currently in development are based on scientific approaches that are the same as our approach. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.
We are initially focused on developing our current drug candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, cancer drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic drugs. We expect that any of our drug candidates that are approved will be priced at a significant premium over competitive generic drugs. This may make it difficult for us to achieve our business strategy of using our drug candidates in combination with existing therapies or replacing existing therapies with our drug candidates.
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
Even if we are able to commercialize XPOVIO or any drug candidate that we may develop, the drugs may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.
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
Our ability to commercialize XPOVIO or any of our product candidates that we may develop successfully will depend, in part, on the extent to which reimbursement for these drugs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products by third-party payors.

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Accordingly, we cannot be sure that reimbursement will be available for XPOVIO and any drug candidate that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, XPOVIO or any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize XPOVIO or any drug candidate for which we obtain marketing approval.
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
Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and to limit commercialization of XPOVIO and any other drugs that we may develop.
We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials. We face an even greater risk as we commercialize XPOVIO or any other drugs that we may develop. For example, we may be sued if any drug we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our drug candidates or drugs caused injuries, we will incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for XPOVIO and any other drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to successfully commercialize XPOVIO and any other drugs that we may develop.

We currently hold clinical trial and general product liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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
Since inception, we have incurred significant operating losses. Our net loss was $109.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $783.3 million. As of June 30, 2019, we had not generated any revenue to date from sales of any drugs and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially launch our first FDA approved product, XPOVIO for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Other than the FDA’s accelerated approval of XPOVIO, our lead drug candidate, oral selinexor, as well as verdinexor, eltanexor and
KPT-9274,
are in clinical development. Although we expect to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.
We anticipate that our expenses will continue to increase substantially as compared to prior periods as we continue to commercialize XPOVIO in the Unites States and engage in activities to prepare for the potential commercialization of our drug candidates, including due to the impact of increased headcount, to support our clinical and commercialization activities, expanded infrastructure and increased insurance premiums.
We anticipate that our expenses will increase substantially if and as we:
•	continue to commercialize XPOVIO in the United States and seek regulatory approval for XPOVIO outside of the United States;

•	continue to grow our sales, marketing and distribution infrastructure during the commercialization of XPOVIO and any drug candidates for which we may obtain marketing approval, prior to or upon receiving marketing approval;

•	continue our research and preclinical and clinical development of our drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control, scientific, commercial and management personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any commercialization efforts and our other operations as a public company; and

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

Our ability to become and remain profitable depends on our ability to commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. While we began to generate revenue from the sales of XPOVIO in July 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. This will require us to be successful in a range of challenging activities, including:
•	successful launching of XPOVIO, including by further developing our sales force, marketing and distribution capabilities;

•	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for XPOVIO and any other drugs we commercialize;

•	completing preclinical studies and clinical trials of our drug candidates;

•	obtaining marketing approval for these drug candidates;

•	manufacturing at commercial scale, marketing, selling and distributing XPOVIO or any drug candidates for which we may obtain marketing approval;

•	maintaining regulatory and marketing approvals for XPOVIO and for any drug candidates for which we obtain marketing approval;

•	establishing and managing any collaborations for the development, marketing and/or commercialization of our drug candidates;

•	hiring and building a full commercial organization required for the marketing, selling and distribution for those drugs for which we obtain marketing approval; and

•	obtaining, maintaining and protecting our intellectual property rights.

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
XPOVIO is our only product that has been approved for sale and it has only been approved in the United States for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to become and remain profitable will depend, in part, on the timing and success of commercial sales of XPOVIO, which we commercially launched in the United States in July 2019. However, the successful commercialization of XPOVIO in the United States is subject to many risks. We are currently undertaking our first commercial launch with XPOVIO, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of XPOVIO alone will be sufficient for us to become profitable for several years, if at all.
We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

The nature and length of our operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.
We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates, conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates and engaging in activities to prepare for the commercial launch of XPOVIO. We only recently launched XPOVIO and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have not generated significant revenue from the sale of XPOVIO. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a business with a short operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize XPOVIO and continue the clinical trials of, and seek marketing approval and prepare for commercialization of, selinexor and our other drug candidates. Our expenses have increased as we have begun commercializing XPOVIO, including costs associated with our sales force and increased marketing and distribution capabilities. If we obtain marketing approval for any drug candidates that we develop, we expect to incur significant additional commercialization expenses for such drug candidate to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug candidate. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and drug development programs or any future commercialization efforts.
We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Form
 10-Q.
Our future capital requirements will depend on many factors, including:
•	our ability to successfully commercialize and sell XPOVIO in the United States;

•	the cost of, and our ability to expand and maintain, the commercial infrastructure required to support the commercialization of XPOVIO and any other drug for which we receive marketing approval, including product sales, medical affairs, marketing and distribution;

•	the progress and results of our current and planned clinical trials of selinexor;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates, including whether any additional clinical trials or other activities are required for approval or label expansion;

•	our ability to establish and maintain collaborations on favorable terms;

•	the success of any collaborations that we have entered into and may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•	the costs of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we receive marketing approval, and pre-commercialization
costs for our drug candidates incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities that are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our drug candidates, assuming receipt of marketing approval;

•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish; and

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential drug candidates, conducting preclinical studies and clinical trials, seeking marketing approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. Although we commercially launched XPOVIO in July 2019, we do not anticipate that our revenue from product sales of XPOVIO will be sufficient for us to become profitable for several years, if at all. In addition, we may never generate the necessary data or results required to obtain marketing approval of our drug candidates. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our drug candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize XPOVIO or our drug candidates for which we obtain marketing approval.
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
If we raise funds through further collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and drug development or current or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.
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
If we are not able to maintain our existing collaborations or establish additional collaborations as we currently plan, we may have to alter our development and commercialization plans and our business could be adversely affected.
Our drug development programs and the commercialization of our drug candidates for which we receive marketing approval will require substantial additional cash to fund expenses. As noted above, we expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for the development of our drug candidates and the commercialization of our drugs or the potential commercialization of our drug candidates.
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
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay its development program or one or more of our other development programs, delay the commercialization of a drug or a drug candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market and generate revenue from sales of drugs.
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
We contract with third parties for the manufacture of our drug candidates for preclinical studies and clinical trials and expect to continue to do so in connection with the commercialization of XPOVIO and for clinical trials and commercialization of any drug candidates that we develop and commercialize. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not have any manufacturing facilities or personnel. We do not currently have nor do we plan to build internal infrastructure or capability to manufacture XPOVIO or our drug candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our drug candidates for preclinical studies and clinical trials under the guidance of members of our organization. We have engaged third-party manufacturers for drug substance and drug product services. We do not have a long term supply agreement with any of these third-party manufacturers, and we purchase our required drug supplies on a purchase order basis.
We currently rely, and expect to continue to rely, on third-party manufacturers or third-party collaborators for the manufacture of commercial quantities of any drug candidate that we commercialize following marketing approval. Reliance on third-party manufacturers entails risks, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible failure of the third party to manufacture our drugs or drug candidates according to our schedule, or at all, including if the third-party manufacturer gives greater priority to the supply of other drugs over our drugs and drug candidates, or otherwise does not satisfactorily perform according to the terms of the manufacturing agreement;

•	equipment malfunctions, power outages or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process;

•	the possible misappropriation or disclosure by the third party or others of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We have engaged a third-party contract manufacturer for the commercial production of XPOVIO and intend to do the same for any drug candidate that is approved by any regulatory agency. This process is difficult and time consuming and we may face competition for access to manufacturing facilities, as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our drug candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates or drugs, we may incur added costs and delays in identifying and qualifying any such replacement.
Our current and anticipated future dependence upon others for the manufacture of XPOVIO or any drug candidates that we develop may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States. In July 2019, the FDA approved XPOVIO
TM
(selinexor) in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication is approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing, randomized Phase 3 BOSTON study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone will serve as the confirmatory trial. In addition, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices (GCP) inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use (CHMP), which we believe will adequately address any inspection findings. However, there can be no assurance that our proposals will be acceptable to the CHMP. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved.
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
Since XPOVIO received accelerated approval by the FDA, we must still comply with post-approval development and regulatory requirements to maintain that approval and, if we fail to do so, FDA could withdraw its approval of XPOVIO, which would lead to substantially lower revenues.
For drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of XPOVIO, we are required to (i) complete and submit a final report with full datasets from the BOSTON study following completion of the study, (ii) conduct a randomized phase 2 clinical trial of selinexor plus dexamethasone with two different doses of selinexor that are lower than 80 mg on days 1 and 3 of each week, in a similar patient population for which XPOVIO is indicated (which we plan to conduct outside the United States), (iii) conduct a hepatic impairment trial with selinexor in patients with cancer and (iv) conduct a drug interaction trial with selinexor in patients to evaluate the effect of co-administration
of a strong CYP3A4 inhibitor on the pharmacokinetics of selinexor.
The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed/refractory DLBCL, or any other cancer indication.
There can be no assurance that the BOSTON study conducted as part of our post-marketing obligations will confirm that the surrogate marker used for accelerated approval of XPOVIO will eventually show an adequate correlation with clinical outcomes. If the BOSTON study fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of XPOVIO.
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
We may seek approval from the FDA or comparable
non-U.S.
regulatory authorities to use accelerated development pathways for our product candidates, including for selinexor in diffuse large
B-cell
lymphoma. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that we contemplate and that would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if we are able to use an accelerated approval pathway, it may not lead to expedited approval of our product candidates, or approval at all.
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
We intend to use the data from the SADAL study to support an NDA request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory diffuse large
B-cell
lymphoma, or DLBCL, and work with the FDA to determine the appropriate timeline for the submission of the NDA. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. While the FDA agreed that the trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. The FDA also has reiterated to us that it recommends, in general, a randomized trial with a survival endpoint as an initial registration approach. In addition, as we experienced with our NDA based on the results of Part 2 of the STORM study, the FDA has noted tolerability and dose optimization as review matters. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.
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
In April 2018, the FDA granted fast track designation to selinexor for the treatment of patients with multiple myeloma who have received at least three prior lines of therapy that include regimens comprised of an alkylating agent, a glucocorticoid, Velcade
®
(bortezomib), Kyprolis
®
(carfilzomib), Revlimid
®
(lenalidomide), Pomalyst
®
(pomalidomide) and Darzalex
®
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
If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the Prescription Drug User Fee Act (PDUFA) action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle. Receiving priority review from the FDA does not guarantee approval within the six-month
review cycle or thereafter.
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
Even if we obtain orphan drug exclusivity from the FDA for a product, as we have for XPOVIO as a treatment for patients with heavily pretreated multiple myeloma and selinexor in acute myeloid leukemia and DLBCL, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. We and our collaborators must therefore comply with requirements concerning advertising and promotion for XPOVIO or for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we and our collaborators may not be able to promote any drugs we develop for indications or uses for which they are not approved.
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
XPOVIO and any of our drug candidates for which we or our collaborators obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market, and we and our collaborators may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.
XPOVIO and any of our drug candidates for which we or our collaborators obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell or commercialize XPOVIO or any drug candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved drugs.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for XPOVIO and for any of our product candidates for which we may obtain regulatory approval or the frequency with which XPOVIO or any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for XPOVIO or any other approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
fees, including the
so-called
“Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt
medical devices. The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from XPOVIO or from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.
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
Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:
•
Anti-Kickback Statute
—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•
False Claims Act
—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim
penalties, currently set at $5,500 to $11,000 per false claim;

•
HIPAA
—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•	Transparency Requirements —federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

•
Analogous State and Foreign Laws
—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are generally broad and are enforced by many different federal and state agencies as well as through private actions.

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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Our employees, independent contractors, consultants and vendors may engage in misconduct or other improper activities, including non-compliance
with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.
We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and vendors. Misconduct by these partners could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of
non-U.S.
jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 63 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, eight patents have issued that relate to our PAK4/NAMPT inhibitors, including a composition of matter patent for
KPT-9274
in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.
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
Our commercial success depends upon our ability and the ability of any current and future collaborators to develop, manufacture, market and sell XPOVIO and our drug candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing, marketing and selling our drugs, drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive,
thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or drug or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
In addition to seeking patents for our drugs, drug candidates and other discoveries, we also rely on trade secrets, including unpatented know-how,
technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. To the extent that we are unable to timely enter into confidentiality and invention or patent assignment agreements with our employees and consultants, our ability to protect our business through trade secrets and patents may be harmed. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. To the extent inventions are made by a third party under an agreement that does not grant us an assignment of their rights in inventions, we may choose or be required to obtain a license.
Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.
As of August 1, 2019, four of our trademarks are registered in the United States. We also have ten pending intent-to-use
applications in the United States, seven of which have been allowed, meaning that we can perfect our registration when we have commenced use in commerce. We have recently filed a Statement of Use for one of those marks (XPOVIO). Outside the United

States, we have registrations in the European Union for seven trademarks (potential drug names for selinexor) and pending applications for two others. Applications for the same nine trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. Applications for one of those marks (XPOVIO) have been filed in 14 additional jurisdictions, and applications for three of those marks (NEXPOVIO, XPOVI and XPOVIE) have been filed in twenty additional jurisdictions. We have also filed a trademark application for XPOVIO in Katakana in Japan, Hangul in South Korea and Chinese characters in Taiwan. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.
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
We have expanded expect to continue to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We have experienced and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs, sales, marketing and distribution. To manage our current and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
As of June 30, 2019, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $3.92. On August 1, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market was $8.81 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•	our success in launching and commercializing XPOVIO;

•	the success of competitive drugs or technologies;

•	results of clinical trials of our drug candidates or those of our competitors;

•	our success in commercializing our drug candidates, if and when approved;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to the commercial launch of XPOVIO and clinical development programs for any of our drug candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form
10-Q
for information concerning securities litigation recently initiated against us and certain of our executive officers and directors and certain other defendants. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations. We may also face additional securities class action litigation if we fail to successfully launch and commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our drug candidates.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 60,965,505 shares outstanding as of June 30, 2019. Of such shares, at least 7.8 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.
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

Item 6. Exhibits.

Exhibit Number		Form	Incorporated by Reference			Provided Herewith
	Description of Exhibit		File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant, as amended.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	Cover Page Interactive Data File	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 7, 2019	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 7, 2019	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)