Form 10-Q
period 2019-09-30
Karyopharm Therapeutics Inc.
filed 2019-11-04
CIK 1503802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
    No
☒
As of October 29, 2019, there were 62,790,043 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited).

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$168,004	$118,021
Short-term investments	99,525	210,178
Accounts receivable	7,928	—
Inventory	100	—
Prepaid expenses and other current assets	5,310	6,413

Total current assets	280,867	334,612
Property and equipment, net	3,240	3,863
Operating lease right-of-use assets	10,904	—
Long-term investments	2,022	2,001
Restricted cash	712	716

Total assets	$297,745	$341,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,068	$4,332
Accrued expenses	32,421	32,493
Deferred revenue	1,053	9,362
Operating lease liabilities	1,583	—
Deferred rent	—	390
Other current liabilities	1,077	327

Total current liabilities	39,202	46,904
Convertible senior notes	107,962	102,664
Deferred royalty obligation	73,589	—
Operating lease liabilities, net of current portion	13,643	—
Deferred revenue, net of current portion	3,479	4,532
Deferred rent, net of current portion	—	3,922

Total liabilities	237,875	158,022
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 62,705,481 shares issued and outstanding at September 30, 2019; 100,000,000 shares authorized; 60,829,308 shares issued and outstanding at December 31, 2018	6	6
Additional paid-in capital	884,585	857,156
Accumulated other comprehensive loss	(30)	(244)
Accumulated deficit	(824,691)	(673,748)

Total stockholders’ equity	59,870	183,170

Total liabilities and stockholders’ equity	$297,745	$341,192

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$12,821	$—	$12,821	$—
License and other revenue	328	239	9,976	30,130

Total revenues	13,149	239	22,797	30,130
Operating expenses:
Cost of sales	1,013	—	1,013	—
Research and development	26,270	36,427	90,761	122,482
Selling, general and administrative	25,267	12,966	77,032	30,076

Total operating expenses	52,550	49,393	168,806	152,558

Loss from operations	(39,401)	(49,154)	(146,009)	(122,428)
Other income (expense):
Interest income	1,137	1,098	4,320	2,260
Interest expense	(3,093)	—	(9,180)	—
Other income (expense)	10	(13)	(36)	(20)

Total other (expense) income, net	(1,946)	1,085	(4,896)	2,240

Loss before income taxes	(41,347)	(48,069)	(150,905)	(120,188)
Income tax provision	(20)	(14)	(38)	(9)

Net loss	$(41,367)	$(48,083)	$(150,943)	$(120,197)

Net loss per share—basic and diluted	$(0.67)	$(0.79)	$(2.46)	$(2.17)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	62,092,841	60,586,511	61,297,249	55,465,261

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(41,367)	$(48,083)	$(150,943)	$(120,197)

Comprehensive income (loss)
Unrealized (loss) gain on investments	(59)	110	250	105
Foreign currency translation adjustments	(32)	(3)	(36)	(41)

Comprehensive loss	$(41,458)	$(47,976)	$(150,729)	$(120,133)

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(150,943)	$(120,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730	541
Net amortization of premiums and discounts on investments	(1,242)	280
Amortization of debt discount and issuance costs	5,298	—
Stock-based compensation expense	11,742	13,378
Changes in operating assets and liabilities:
Accounts r eceivable	(7,928)	—
Inventory	(100)	—
Prepaid expenses and other current assets	1,108	(3,039)
Operating lease right-of-use assets	807	—
Accounts payable	(1,215)	(3,425)
Accrued expenses and other liabilities	569	8,139
Operating lease liabilities	(797)	—
Deferred revenue	(9,362)	(8,027)
Deferred rent	—	1,405

Net cash used in operating activities	(151,333)	(110,945)
Investing activities
Purchases of property and equipment	(156)	(1,270)
Proceeds from maturities of investments	202,454	94,378
Purchases of investments	(90,329)	(97,662)

Net cash provided by (used in) investing activities	111,969	(4,554)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	14,563	145,706
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	1,124	2,627
Proceeds from deferred royalty obligation, net	73,682	—

Net cash provided by financing activities	89,369	148,333
Effect of exchange rate on cash, cash equivalents and restricted cash	(26)	(9)

Net increase in cash, cash equivalents and restricted cash	49,979	32,825
Cash, cash equivalents and restricted cash at beginning of period	118,737	69,487

Cash, cash equivalents and restricted cash at end of period	$168,716	$102,312

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$168,004	$101,600
Long-term restricted cash	712	712

Total cash, cash equivalents and restricted cash	$168,716	$102,312

Supplemental disclosures:
Deferred financing costs in a ccrued expenses at period end	$93	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,711	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$2,096	$—

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	60,965,505	$6	$865,726	$61	$(783,324)	$82,469
Vesting of restricted stock	5,000	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	100,525	—	577	—	—	577
Issuance of common stock, net of issuance costs of $0.3 million	1,634,451	—	14,563	—	—	14,563
Stock-based compensation expense	—	—	3,719	—	—	3,719
Unrealized loss on investments	—	—	—	(59)	—	(59)
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(41,367)	(41,367)

Balance at September 30, 2019	62,705,481	$6	$884,585	$(30)	$(824,691)	$59,870

Balance at June 30, 2018	60,501,260	$6	$781,176	$(260)	$(567,455)	$213,467
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	163,597	—	812	—	—	812
Stock-based compensation expense	—	—	4,775	—	—	4,775
Unrealized gain on investments	—	—	—	110	—	110
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(48,083)	(48,083)

Balance at September 30, 2018	60,664,857	$6	$786,763	$(153)	$(615,538)	$171,078

Balance at December 31, 2018	60,829,308	$6	857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	10,000	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	231,722	—	1,124	—	—	1,124
Issuance of common stock, net of issuance costs of $0.3 million	1,634,451	—	14,563	—	—	14,563
Stock-based compensation expense	—	—	11,742	—	—	11,742
Unrealized gain on investments	—	—	—	250	—	250
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(150,943)	(150,943)

Balance at September 30, 2019	62,705,481	$6	$884,585	$(30)	$(824,691)	$59,870

Balance at December 31, 2017	49,533,150	$5	$625,053	$(217)	$(495,341)	$129,500
Vesting of restricted stock	103,800	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	502,483	—	2,627	—	—	2,627
Issuance of common stock, net of issuance costs of $0.2 million	10,525,424	1	145,705	—	—	145,706
Stock-based compensation expense	—	—	13,378	—	—	13,378
Unrealized gain on investments	—	—	—	105	—	105
Foreign currency translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(120,197)	(120,197)

Balance at September 30, 2018	60,664,857	$6	$786,763	$(153)	$(615,538)	$171,078

See accompanying notes to condensed consolidated financial statements.

Karyopharm Therapeutics Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Karyopharm Therapeutics Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation
 S-X,
Rule
 10-01.
Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in our Annual Report on Form
 10-K
for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
In July 2019, the U.S. Food and Drug Administration (“FDA”) approved XPOVIO
®
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
Basis of Consolidation
The condensed consolidated financial statements at September 30, 2019 include the accounts of Karyopharm Therapeutics Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The significant accounting policies used in preparation of these condensed consolidated financial statements on Form
 10-Q
for the nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the financial statements in our Annual Report on Form
 10-K
for the year ended December 31, 2018, except as it relates to product revenue recognition, accounts receivable, inventory, cost of sales, and deferred royalty obligations, as discussed below, and the adoption of new accounting standards during the nine months ended September 30, 2019, as discussed in Note 2. There were no changes to our accounting policy for license and asset sale agreements, as disclosed in our
r
evenue
r
ecognition policy in Note 2 to the financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2018, during the nine months ended September 30, 2019.
Product Revenue Recognition
We adopted Accounting Standards Update
(“ASU”)
 2014-09,
 Revenue from Contracts with Customers
, as well as subsequent amendments, which were codified in Financial Accounting Standards Board
(“FASB”)
Accounting Standards Codification (“ASC”) 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of our contracts with customers was required.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In the third quarter of 2019, we began to ship XPOVIO in the United States to specialty pharmacies and specialty distributors, collectively referred to as our customers, under a limited number of distribution arrangements with such third parties. Our specialty pharmacy customers resell XPOVIO directly to patients while our specialty distributor customers resell XPOVIO to healthcare entities, who then resell to patients.

In connection with negotiating and executing contracts with our customers, our policy is to expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs have been incurred to date. In addition to distribution agreements with our customers, we enter into certain arrangements with group purchasing organizations and/or other payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.
In the context of ASC 606, each unit of XPOVIO that is ordered by our customers represents a distinct performance obligation that is completed when control of the product is transferred to the customer. Accordingly, we recognize product revenue when the customer obtains control of our product, which occurs at a point in time, generally upon delivery pursuant to our agreements with our customers. If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue.
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Certain of the amounts noted are known at the time of sale based on contractual terms and, therefore, are recorded pursuant to the most likely amount method under ASC 606. Other amounts are estimated and take into consideration a range of possible outcomes, which are probability-weighted and recorded in accordance with the expected value method in ASC 606 for relevant factors, such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contracts with our customers will not occur in a future period.
The following are the components of variable consideration related to product revenue:
Cash discounts and distributor fees:
 We provide customary discounts on XPOVIO sales to our customers for prompt payment, terms for which are explicitly stated in our contracts with such customers. We also pay fees for distribution services to our customers for sales order management, data, and distribution services, terms for which are also explicitly stated in our contracts with such customers. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (cash discounts) or as a component of accrued expenses (distributor fees).
Product returns:
 Consistent with industry practice, we offer our customers and other indirect purchasers a limited right of return for purchased units of XPOVIO for damage, defect, recall, and/or product expiry (beginning three months prior to the product’s expiration date and ending twelve months after the product’s expiration date). We estimate the amount of product sales that will be returned using a probability-weighted estimate, initially calculated based on data from similar products and other qualitative considerations, such as visibility into the inventory remaining in the distribution channel. Reserves for estimated returns are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable.
Based on the distribution model for XPOVIO, contractual inventory limits with our customers, the price of XPOVIO, and limited contractual return rights, we currently believe there will be minimal XPOVIO returns. However, we will update our estimated return liability each reporting period based on actual shipments of XPOVIO subject to contractual return rights, changes in expectations about the amount of estimated and/or actual returns, and other qualitative considerations.
Chargebacks:
 Chargebacks for fees and discounts represent the estimated obligations resulting from our contractual commitments to provide products to qualified healthcare entities at prices lower than the list prices charged to our customers who purchase XPOVIO directly from us. Our customers charge us for the discount provided to the healthcare entities. Chargebacks are generally determined at the time of resale to the qualified healthcare provider by our customers. Accordingly, reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventory at the end of the reporting period that we expect will be sold to qualified healthcare entities, as well as chargebacks that customers have claimed, but for which we have not yet issued a credit. We record reserves for chargebacks based on contractual terms in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. We generally issue credits to the customer for such amounts within a few weeks after the customer notifies us of the resale to a discount-eligible healthcare entity.

Government rebates
: We are subject to discount obligations under state Medicaid programs, Medicare, the Department of Veterans Affairs (“VA”), the Department of Defense (“DOD”), and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses. For Medicare, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under Medicare Part D. Our liability for these rebates consists of invoices received for claims from prior and current quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.
Other incentives:
 Other incentives offered by us include
co-payment
assistance, which we provide as financial assistance to patients with commercial insurance which requires prescription drug co-payments
by the patient. We calculate the accrual for co-payment assistance based on estimates of claims and the average co-payment
assistance amounts per claim that we expect to receive associated with sales of XPOVIO that have been recognized as revenue but remain in distribution channel inventories at the end of the reporting period. Such estimates are based on experience with similar products in the industry, as well as actuals for our product sales to date. Any adjustments to such estimated liabilities on units in the distribution channel at period end, as well as actual amounts incurred on units sold through the distribution channel during the period, are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.
Product revenue reserves and allowances:
As noted above, cash discounts, product returns, and chargebacks are recorded as reductions of accounts receivable and distributor fees, government rebates, and other incentives are recoded as a component of accrued expenses. To date, we have determined a material reversal of revenue would not occur in a future period, for the estimates detailed above, as of September 30, 2019 and, therefore, the transaction price was not reduced further during the three months ended September 30, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product revenue, net and earnings in the period in which such variances become known.
Accounts Receivable
In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 days for specialty pharmacy customers and 65 days for specialty distributor customers. We analyze accounts that are past due for collectability, and periodically evaluate the creditworthiness of our customers. As of September 30, 2019, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.
Inventory
Prior to regulatory approval, we expensed costs relating to the production of inventory as research and development expense in the period incurred. We capitalize the costs to manufacture our products incurred after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Such costs are generally recorded as costs of sales upon shipment. In connection therewith, we value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in,
first-out
basis.
Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products.

Inventories that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.
Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO that could potentially be available to support the commercial launch of our products were charged to research and development expense in the period incurred, as there was no alternative future use. We analyze our inventory levels for recoverability each reporting period. In the period in which there is an impairment identified, we write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value, and inventory in excess of expected sales requirements as cost of sales. The determination of whether inventory costs will be realizable is based on our estimates. If actual market conditions are less favorable than projected by us, additional write-downs of inventory may be required, which would be recorded as cost of sales.

Cost of Sales
Cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs, as well as third-party royalties payable on product revenue, net. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
Deferred Royalty Obligation
We treat the liability related to net revenues, as discussed further in Note 12, as a deferred royalty obligation, amortized under the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon
using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the
imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.
Liquidity
At September 30, 2019, we had $269.6 million in cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $150.9 million for the nine months ended September 30, 2019. Net cash used in operations for the nine months ended September 30, 2019 was $151.3 million. We expect that our cash, cash equivalents and investments at September 30, 2019, together with the cash we expect to generate from product sales and under our alliances, will be sufficient to fund current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements, during which time we plan to continue to commercialize XPOVIO in the United States, which commenced in July 2019.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No.
 2016-02,
 Leases (Topic 842)
(“ASU
2016-02”).
ASU
2016-02
supersedes the lease guidance under FASB ASC Topic 840,
Leases
, resulting in the creation of FASB ASC Topic 842,
Leases
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
In July 2018, the FASB issued ASU No.
 2018-10,
Codification Improvements to Topic 842, Leases
(“ASU
2018-10”)
and ASU No.
2018-11,
Leases (Topic 842) Targeted
Improvements
(“ASU
2018-11”).
The amendments in ASU
2018-10
and ASU
2018-11
provide additional clarification and implementation guidance on certain aspects of ASU
2016-02
and have the same effective and transition requirements as ASU
2016-02,
as detailed below. ASU
2018-11
provides entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of ASU
2016-02.
ASU
2016-02,
ASU
2018-10,
and ASU
2018-11
are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We adopted the standard effective January 1, 2019 using the optional transition method under ASU
2018-11
and, therefore, prior period financial information has not been retrospectively adjusted.
Pursuant to the guidance under ASU
 2016-02,
we elected the optional package of practical expedients to leases that commenced prior to the effective date, which allowed us to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which we elected, including: (i) a policy to not record right-of-use
assets and leases on the balance sheet for short-term leases that qualify and (ii) a policy to not separate lease and non-lease
components for certain classes of underlying assets on contracts entered into or modified after the effective date. We did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard.

As summarized in the table below, the standard had a material impact on our condensed consolidated balance sheet as of September 30, 2019, specifically through recognition of right-of-use
assets of $11.7 million and lease liabilities of $16.0 million for our existing operating lease for office space in Newton, MA on the effective date. The difference between the operating lease right-of-use
assets and operating lease liabilities is due to the change in classification of deferred rent and lease incentives through December 31, 2018 from liabilities to a reduction in our operating lease right-of-use
assets. However, the standard did not have a material impact on our condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019, as expense for our existing operating leases continues to be recognized consistent with the recognition pattern before adoption of the new standard. Please refer to Note 10, “Leases” for further information.

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
We implemented internal controls to enable the preparation of financial information upon adoption.
In June 2018, the FASB issued ASU No.
 2018-07,
Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
(“ASU
 2018-07”).
ASU
 2018-07
largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Topic 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance was adopted on January 1, 2019 and it did not have a material impact on our condensed consolidated financial statements.
In July 2018, the FASB issued ASU No.
 2018-09,
Codification Improvements
(“ASU
2018-09”).
This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The amendments are effective for annual periods beginning after December 15, 2018 and were adopted effective January 1, 2019. The adoption of these amendments did not have a material impact on our condensed consolidated financial statements.
In November 2018, the FASB issued ASU No.
 2018-18,
Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606
(“ASU
2018-18”).
The amendments in ASU
2018-18
clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU
2018-18
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU
2018-18
should be applied retrospectively to the date of initial application of ASC 606. We adopted this guidance effective January 1, 2019 using the modified retrospective approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements, as each of our arrangements detailed below within Note 5, “License and Asset Purchase Agreements,” were previously accounted for under ASC 606, not ASC 808, and we have no other arrangements within the scope of ASC 808.
On August 17, 2018, the SEC issued an amendment to Rule
 3-04
of Regulation
 S-X,
which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date
information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (“C&DI 105.09”) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, we implemented this updated disclosure requirement beginning with the Form
10-Q
for the quarterly period ended March 31, 2019, specifically through inclusion of the comparative condensed consolidated statements of stockholders’ equity.

Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
ASU
2016-13
requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale
debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU
2016-13
are effective for interim and annual fiscal periods beginning after December 15, 2019. We are currently evaluating the effects the adoption of ASU
2016-13
will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement
(“ASU
2018-13”).
The amendments in ASU
2018-13
modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU
2018-13
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects the adoption of ASU
2018-13
will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No.
 2018-15,
Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40)
(“ASU
2018-15”).
ASU
2018-15
updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU
2018-15
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU
2018-15
to have a material impact on our consolidated financial statements.
3. Product Revenue
To date, our only source of product revenue has been from the U.S. sales of XPOVIO, which we began shipping to our customers in July 2019. For the three months ended September 30, 2019, we recorded a total of $
2.1
 million as a reduction of revenue consisting primarily of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns.
4. Inventory
The following table presents our inventory of XPOVIO at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and work in process	$—	$—
Finished goods	100	—

Total inventory	$100	$—

At September 30, 2019, all of our inventory was related to XPOVIO, which was approved by the FDA in July 2019, at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred. At September 30, 2019, we have determined a reserve related to XPOVIO inventory is not required.

5. License and Asset Purchase Agreements
Antengene License Agreement
Effective May 23, 2018 (the “Antengene Effective Date”), we entered into a License Agreement (“Antengene License Agreement”) with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong (“Antengene”) and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which we granted Antengene exclusive rights to develop and commercialize, at its own cost,
(i) selinexor, our lead, novel, oral Selective Inhibitor of Nuclear Export (“SINE”) compound, (ii) eltanexor, our second-generation oral SINE compound, and (iii)
 KPT-9274,
our
first-in-class
orally bioavailable small molecule that is a
non-competitive
dual modulator of PAK4 and NAMPT, each for the diagnosis, treatment and/or prevention of all human oncology indications (the “Oncology Field”), as well as (iv) verdinexor, our lead compound in development for the treatment of viral indications for the diagnosis, treatment and/or prevention of certain human non-oncology
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
Pursuant to the terms of the Antengene License Agreement, we received an upfront payment of $11.7 million, and could receive up to $105.0 million in milestone payments if certain development goals are achieved and up to $45.0 million in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty based on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, upon Antengene’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Antengene Manufacturing Election”), we will grant to Antengene non-exclusive
rights to manufacture the Antengene Licensed Compounds and products containing such compounds in or outside of the Antengene Territory solely for development and commercialization in the fields in the Antengene Territory.
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
Until such time as Antengene elects to manufacture its own drug substance, we will furnish clinical supplies of drug substance to Antengene for use in Antengene’s development efforts pursuant to a clinical supply agreement to be entered into by us and Antengene, and Antengene may elect to have us provide commercial supplies of drug product to Antengene pursuant to a commercial supply agreement to be entered into by us and Antengene, in each case the costs of which will be borne by Antengene.
The Antengene License Agreement will continue in effect on a product-by-product,
country-by-country
basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the Antengene License Agreement may be terminated earlier by (i) either party for breach of the Antengene License Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Antengene on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) us in the event Antengene challenges or assists with a challenge to certain of our patent rights.
We assessed the Antengene arrangement in accordance with ASC 606 and concluded that the contract counterparty, Antengene, is a customer. We identified the following material promises under the contract: (i) exclusive licenses for each Antengene Licensed Compound, (ii) initial data transfers for each Antengene Licensed Compound, which consisted of regulatory data compiled by us for the Antengene Licensed Compounds as of the Antengene Effective Date, and (iii) obligations to stand-ready to provide an initial clinical supply for each Antengene Licensed Compound. We also identified immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups. Separately, we also identified certain customer options that would create an obligation for us if exercised by Antengene, including (i) additional data transfers for each Antengene Licensed Compound, which would consist of the transfer of additional regulatory data compiled by us for each Antengene Licensed Compound after the Antengene Effective Date, (ii) obligations to provide additional clinical supply and related substance supply for each Antengene Licensed Compound upon request by Antengene, (iii) manufacturing technology transfers and licenses for each Antengene Licensed Compound under the Antengene Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds (the “Antengene Transfer Options”). The Antengene Transfer Options

individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Antengene License Agreement. Finally, we also identified certain other customer options that would create a manufacturing obligation for us if exercised by Antengene, including for commercial supply. These options do not represent a material right, as they are not offered at a significant and incremental discount.

In further evaluating the promises detailed above, we determined that the exclusive licenses, initial data transfers, and stand-ready obligation to provide initial clinical supply for each Antengene Licensed Compound were not distinct from one another, and must be combined as four separate performance obligations (the “Antengene Combined License Obligation for selinexor”, “Antengene Combined License Obligation for eltanexor”, “Antengene Combined License Obligation for
KPT-9274”
and “Antengene Combined License Obligation for verdinexor”). This is because, for each Antengene Licensed Compound, Antengene requires the initial data transfer and initial clinical supply to derive benefit from the exclusive licenses, since we did not grant manufacturing licenses to any of the Antengene Licensed Compounds at contract inception. We also determined that each of the Antengene Transfer Options represents a distinct performance obligation. Based on these determinations, we identified eight performance obligations at the inception of the Antengene License Agreement, including (i) the Antengene Combined License Obligation for selinexor, (ii) the Antengene Combined License Obligation for eltanexor, (iii) the Antengene Combined License Obligation for
KPT-9274,
(iv) the Antengene Combined License Obligation for verdinexor, and the four components of the Antengene Transfer Options, including (v) the material right for additional data transfer, (vi) the material right for additional clinical supply and related substance supply, (vii) the material right for manufacturing technology transfer and license, and (viii) the material right for the option for a backup compound.
We further determined that the
up-front
payment of $11.7 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. We determined that substantially all of the total standalone selling price in the arrangement is derived from the four Antengene Combined License Obligations for selinexor, eltanexor,
KPT-9274
and verdinexor. In connection therewith, we also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, we allocated the $11.7 million transaction price amongst the Antengene Combined License Obligations as follows: $9.4 million for selinexor, $1.0 million for eltanexor, $1.1 million for
KPT-9274,
and $0.2 million for verdinexor. We believe that a change in the assumptions used to determine our best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11.7 million up-front
payment owed to us. As referenced above, we are eligible to receive additional payments of up to $105.0 million in milestone payments if certain development goals are achieved and up to $45.0 million in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, we would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. The future regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through September 30, 2019, because the amounts were fully constrained as of September 30, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside of our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
Through the nine months ended September 30, 2019, we recognized $9.4 million in revenue under the Antengene License Agreement, as the Antengene Combined License Obligation for selinexor was satisfied when the initial clinical supply of selinexor was delivered during the second quarter of 2019. Revenue will be recognized for the Antengene Combined License Obligation for eltanexor, the Antengene Combined License Obligation for
KPT-9274,
and the Antengene Combined License Obligation for verdinexor once our promise to provide initial clinical supply of each of the Antengene Licensed Compounds in the future is fulfilled. We currently expect the initial clinical supply of
KPT-9274
to be delivered within the next twelve months, and the initial clinical supplies of eltanexor and verdinexor are expected to be delivered in the fourth quarter of 2020. Accordingly, and as of September 30, 2019, the remaining $2.3 million of the upfront payment represents a contract liability, (i) $1.1 million of which was included in deferred revenue and is classified as a current liability and (ii) $1.2 million of which was included in deferred revenue and is classified as a non-current
liability.

Biogen Asset Purchase Agreement
On January 24, 2018, we entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).
Under the terms of the APA and Letter Agreement, we sold to Biogen exclusive worldwide rights to develop and commercialize our oral SINE compound
KPT-350
and certain related assets with an initial focus in amyotrophic lateral sclerosis (“ALS”) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of our intellectual property to
 m
anufacture or have manufactured
KPT-350
(the “Manufacturing License”), (ii) a technology transfer package, consisting of information and our know-how
regarding the manufacture of
KPT-350
(the “Manufacturing Technology Transfer”), (iii) a right, at Biogen’s request, to have us provide transition assistance regarding manufacturing and other matters (the “Transition Assistance”), (iv) existing inventory of
KPT-350
(the “Inventory”), (v) an initial supply of
KPT-350
(the “Initial Supply”), and (vi) a right, at Biogen’s request, to have us manufacture and supply the active pharmaceutical ingredient for an additional supply of
KPT-350
(the “Additional Supply”). In consideration for these rights, we received an upfront payment of $10.0 million, and we are eligible to receive additional payments of up to $142.0 million based on the achievement by Biogen of future specified development milestones, and up to $65.0 million based on the achievement by Biogen of future specified commercial milestones. We will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country
basis.
We and Biogen have made customary representations and warranties and agreed to customary covenants in the APA, including covenants requiring Biogen to use commercially reasonable efforts to develop
KPT-350
in specified neurological indications, including ALS, in any of the United States, United Kingdom, France, Spain, Germany or Italy. The APA will continue in effect until the expiration of all royalty obligations, provided that the APA may be terminated earlier by Biogen, subject to the requirements that Biogen (i) negotiate in good faith with us regarding an assignment or license back to us the purchased assets and (ii) not transfer or license the purchased assets to a third party unless such third party assumes Biogen’s obligations to us under the APA.
We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. We identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. We also identified immaterial promises under the contract that were not deemed performance obligations. We further determined that other promises for Additional Supply and Transition Assistance represented customer options, which would create an obligation for us if exercised by Biogen. Since no additional or material consideration is owed to us by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, we determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement. We then determined that the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, we identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance. We further determined that the up-front
payment of $10.0 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, we estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined that the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, we further determined that the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, we determined that substantially all of the $10.0 million transaction price should be allocated to the Combined Performance Obligation. We believe that a change in the assumptions used to determine our best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the APA, the transaction price included only the $10.0 million up-front
payment owed to us. We may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of September 30, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such milestones is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

We recognized $10.0 million of revenue during the first quarter of 2018, which was when it had satisfied its promises under the Combined Performance Obligation by transferring the underlying promised goods.
Ono License Agreement
Effective October 11, 2017 (the “Ono Effective Date”), we entered into a license agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan (“Ono”), pursuant to which we granted Ono exclusive rights to develop and commercialize, at its own cost, selinexor and eltanexor, for the diagnosis, treatment and/or prevention of all human oncology indications (the “Ono Field”) in Japan, Republic of Korea, Republic of China (Taiwan) and Hong Kong, as well as in the ten Southeast Asian countries currently comprising the Association of Southeast Asian Nations (the “Ono Territory”) (the “Ono Exclusive License”). Pursuant to the terms of the Ono License Agreement, we received an upfront payment of ¥2.5 billion (US$21.9 million on the date received), and could receive up to ¥10.15 billion (approximately US$90.5 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain development goals are achieved and up to ¥9.0 billion (approximately US$80.2 million at the exchange rate as of the Ono Effective Date) in milestone payments if certain sales milestones are achieved, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, upon Ono’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions (the “Ono Manufacturing Election”), we will grant to Ono non-exclusive
rights to manufacture selinexor, eltanexor and products containing such compounds in or outside of the Ono Territory solely for development and commercialization in the Ono Field in the Ono Territory.
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
Subject to the Ono Manufacturing Election, we will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts pursuant to a clinical supply agreement to be entered into by us and Ono, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement to be entered into by us and Ono, in each case the costs of which will be borne by Ono.
The Ono License Agreement will continue in effect on a
product-by-product,
country-by-country
basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the Ono License Agreement may be terminated earlier by (i) either party for breach of the Ono License Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Ono on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days’ prior notice or (iii) us in the event Ono challenges or assists with a challenge to certain of our patent rights.
W
e assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ono, is a customer. We identified the following material promises under the contract: (i) the Ono Exclusive License for selinexor and eltanexor, (ii) initial data transfer for selinexor and eltanexor, which consisted of regulatory data compiled by us for the licensed compounds and products as of the Ono Effective Date, (iii) initial clinical supply for selinexor, which consisted of units of clinical supply for Ono to conduct its Phase I Trial, and (iv) an obligation to stand-ready to provide initial clinical supply for eltanexor. We also identified immaterial promises under the contract relating to information exchanges, and participation on operating committees and other working groups. Separately, we also identified certain customer options that would create an obligation for us if exercised by Ono, including the (i) additional data transfer for selinexor and eltanexor, which would consist of the transfer of additional regulatory data compiled by us for the licensed compounds and products after the Ono Effective Date, (ii) additional clinical supply and related substance supply for selinexor and eltanexor, which would consist of supplying Ono with units and substance of selinexor and eltanexor incremental to the initial clinical supply for selinexor and the obligation to stand-ready to provide initial clinical supply for eltanexor, as noted above, (iii) manufacturing technology transfer and license for selinexor and eltanexor under the Ono Manufacturing Election, as detailed above, and (iv) options for a backup compound, which represents Ono’s option to select a replacement compound in the event it elects to discontinue the development of either of the licensed compounds (the “Ono Transfer Options”). The Ono Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Ono License Agreement. We also identified certain other customer options that would create a manufacturing obligation for us if exercised by Ono, including commercial supply. This option is referred to herein as the “Ono Manufacturing Option.” The Ono Manufacturing Option does not represent a material right, as it is not offered at a significant and incremental discount.

In further evaluating the promises detailed above, we determined that the (i) Ono Exclusive License, initial data transfer, and initial clinical supply for selinexor and (ii) Ono Exclusive License, initial data transfer, and obligation to stand-ready to provide initial clinical supply of eltanexor were not distinct from one another, and must be combined as two separate performance obligations (the

“Ono Combined License Obligation for selinexor” and the “Ono Combined License Obligation for eltanexor”). This is because, for both selinexor and eltanexor, Ono requires the initial data transfer and clinical supply to derive benefit from the Ono Exclusive License since we did not grant manufacturing licenses for selinexor and eltanexor at contract inception. We also determined that each of the Ono Transfer Options represents a distinct performance obligation. Based on these determinations, we identified six distinct performance obligations at the inception of the Ono License Agreement, including (i) the Ono Combined License Obligation for selinexor, (ii) the Ono Combined License Obligation for eltanexor, and the four components of the Ono Transfer Options, including (iii) the material right for additional data transfer, (iv) the material right for additional clinical supply and related substance supply, (iv) the material right for manufacturing technology transfer and license, and (vi) the material right for the option for a backup compound.
We further determined that the
up-front
payment of ¥2.5 billion (US$21.9 million on the date received) constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on our best estimate of their relative stand-alone selling prices. We determined that substantially all of the total standalone selling price in the arrangement is derived from the Ono Combined License Obligation for selinexor and the Ono Combined License Obligation for eltanexor. In connection therewith, we estimated the standalone selling price for each of the material rights within the Ono Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, we allocated the ¥2.5 billion (US$21.9 million on the date received) upfront transaction price between the Ono Combined License Obligations as follows: $19.7 million for selinexor and $2.2 million for eltanexor. We believe that a change in the assumptions used to determine our best estimate of the stand-alone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21.9 million on the date received)
up-front
payment owed to us. As referenced above, we are eligible to receive additional payments of up to ¥10.15 billion (approximately US$90.5 million at the exchange rate as of the Ono Effective Date) based on the achievement by Ono of future specified development milestones and up to ¥9.0 billion (approximately US$80.2 million at the exchange rate as of the Ono Effective Date) based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, we could receive cost reimbursement in connection with our promise to stand-ready to provide initial clinical supply for eltanexor in the future. The future regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of September 30, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19.7 million was recognized during the quarter ended
June
 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once our stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of September 30, 2019, $2.2 million of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current
liability.
Anivive License Agreement
On April 28, 2017 (the “Anivive Effective Date”), we entered into a license agreement (the “Anivive Agreement”) with Anivive Lifesciences, Inc. (“Anivive”), a biopharmaceutical company engaged in the research, development and commercialization of animal health medicines, pursuant to which we have granted Anivive an exclusive, worldwide license to develop and commercialize verdinexor
(KPT-335)
for the treatment of cancer in companion animals (the “Anivive Exclusive License”). Pursuant to the terms of the Anivive Agreement, we received an upfront payment of $1.0 million and a payment of $0.3 million upon the completion of the technology transfer, which occurred during the year ended December 31, 2017. In addition, we are eligible to receive potential clinical, regulatory and commercial development milestone payments totaling up to $43.3 million, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The potential future milestone payments are composed of $5.8 million based on achievement of clinical and regulatory milestone events and $37.5 million based on achievement of sales milestone events.

We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Anivive, is a customer. We identified the following material promises under the contract, the Anivive Exclusive License and the technology transfer, which consisted of regulatory data compiled by us for the licensed compound and product as of the Anivive Effective Date. We also identified immaterial promises under the contract that were not deemed performance obligations, including participating on a product advisory committee and sharing regulatory matter information. We further determined that other promises for (i) transfer of additional technology in the future, if developed by us, and (ii) facilitating manufacturing and supply relationships with our third-party contract manufacturers represented customer options, would create an obligation for us if exercised by Anivive. Since no additional or immaterial consideration is owed to us by Anivive upon exercise of the customer options noted, we determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement.
In further evaluating the promises detailed above, we determined that the Anivive Exclusive License and the technology transfer were not distinct from one another and must be combined as a performance obligation (the “Anivive Combined License Obligation”). This is because Anivive requires the technology transfer to derive benefit from the Anivive Exclusive License. Based on these determinations, we identified three distinct performance obligations at the inception of the contract: (i) the Anivive Combined License Obligation, (ii) the material right for transfer of additional technology in the future, if developed by us, and (iii) the material right for facilitating manufacturing and supply relationships with our third-party contract manufacturers.
We further determined that the
up-front
payment of $1.0 million upon contract execution, as well as the $0.3 million upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, we estimated the stand-alone selling price of the (i) Anivive Combined License Obligation, (ii) material right for transfer of additional technology in the future, if developed by us, and (iii) the material right for facilitating manufacturing and supply relationships with our third-party contract manufacturers, and determined that the stand-alone selling price of the material rights noted were insignificant based on various qualitative considerations. Accordingly, we further determined that the allocation of the upfront payment to the material rights noted was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, we determined that substantially all of the $1.3 million transaction price should be allocated to the Anivive Combined License Obligation. We believe that a change in the assumptions used to determine our best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
As referenced above, the
up-front
payment of $1.0 million upon contract execution, as well as the $0.3 million upon completion of the technology transfer, constituted the entirety of the consideration included in the transaction price as of the transition date, January 1, 2018. We are also eligible to receive additional payments up to $5.8 million based on achievement of clinical and regulatory milestone events and up to $37.5 million based on achievement of sales milestone events, as well as a low double-digit royalty based on Anivive’s future net sales of verdinexor following commercialization. The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts are fully constrained as of September 30, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such milestones is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Anivive, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Anivive and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
To date, we have recognized $1.3 million of revenue associated with the Anivive Agreement. Revenue for the upfront payment and technology transfer milestone was recognized upon completion of the technology transfer in October 2017, as all promises under the Anivive Combined License Obligation had been fulfilled.
6. Fair Value of Financial Instruments
Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are presented at amounts that approximate fair value at September 30, 2019 and December 31, 2018.

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities

Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs	Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability
Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate debt securities, U.S. government agency securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 12, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability is described in Note 12, “Long-Term Obligations.”
The following table presents information about our financial assets that have been measured at fair value at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$78,063	$78,063	$—	$—
Investments:
Short-term:
Corporate debt securities	49,708	—	49,708	—
Commercial paper	36,440	—	36,440	—
U.S. government and agency securities	13,377		13,377
Long-term:
Corporate debt securities	2,022		2,022

Total financial assets	$179,610	$78,063	$101,547	$—

The following table presents information about our financial assets that have been measured at fair value at December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$62,320	$62,320	$—	$—
Corporate debt securities	6,823	—	6,823	—
Commercial paper	7,738	—	7,738	—
Investments:
Short-term:
Corporate debt securities	143,079	—	143,079	—
Commercial paper	43,978	—	43,978	—
U.S. government and agency securities	19,124	—	19,124	—
Certificate of deposit	3,997	—	3,997	—
Long-term:
Corporate debt securities (one to two year maturity)	2,001	—	2,001	—

	$289,060	$62,320	$226,740	$—

7. Investments
The following table summarizes our investments in debt securities, classified as available-for-sale,
as of September 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$49,692	$19	$(3)	$49,708
Commercial paper	36,431	12	(3)	36,440
U.S. government and agency securities	13,367	10		13,377
Long-term:
Corporate debt securities	2,021	1		2,022

	$101,511	$42	$(6)	$101,547

The following table summarizes our investments in debt securities, classified as available-for-sale
as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$143,254	$3	$(178)	$143,079
Commercial paper	44,001	—	(23)	43,978
U.S. government and agency securities	19,131	10	(17)	19,124
Certificate of deposit	4,000	—	(3)	3,997
Long-term:
Corporate debt securities (one to two year maturity)	2,007	—	(6)	2,001

	$212,393	$13	$(227)	$212,179

At September 30, 2019 and December 31, 2018, we held 11 and 79 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2019 and December 31, 2018 was $23.1 million and $180.6 million, respectively. As of September 30, 2019, 1 corporate debt security with a fair value of $1.0 million has been in a continuous unrealized loss position for more than 12 months. The unrealized loss related to this corporate debt security is included in accumulated other comprehensive loss as of September 30, 2019. At September 30, 2019, we did not intend to sell the security with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell this security before recovery of its
amortized cost basis.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if we have experienced a credit loss and have the intent to sell the investment or if it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at September 30, 2019 and December 31, 2018 are attributable to changes in interest rates and we do not believe any unrealized losses represent other-than-temporary impairments.
8. Net Loss Per Share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Our potentially dilutive shares, which include outstanding stock options and unvested restricted stock and restricted stock units, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2019	2018
Outstanding stock options	10,210,890	8,962,643
Unvested restricted stock units	834,600	25,000
We have the option to settle the conversion obligation for our 3.00% convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of September 30, 2019, they are not participating securities and do not have an impact on the calculation of basic earnings or loss per share. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three and nine months ended September 30, 2019.
9. Stock-based Compensation
Stock Options
A summary of our stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	8,917,084	$13.78	7.4	$8,197
Granted	2,996,650	8.08
Exercised	(131,143)	5.55
Canceled	(1,571,701)	13.77

Outstanding at September 30, 2019	10,210,890	12.22	7.0	$12,443

Exercisable at September 30, 2019	5,426,297	$14.64	5.5	$7,869

Total stock-based compensation expense related to stock options for the nine months ended September 30, 2019 and 2018 was $9.8 million and $12.8 million, respectively.
As of September 30, 2019, there was $28.7 million of total unrecognized stock-based compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.77 years.

Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in two or four equal annual installments provided that the employee remains employed with us (“Time-Based RSUs”).
During the nine months ended September 30, 2019, we granted Time-Based RSUs under the 2013 Stock Incentive Plan (the “2013 Plan”) that vest in four equal annual installments. The following is a summary of RSU activity for the 2013 Plan for the nine months ended September 30, 2019:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	25,000	$9.87
Granted	1,049,900	9.16
Forfeited	(230,300)	9.24
Vested	(10,000)	8.13

Unvested at September 30, 2019	834,600	$9.18

The total stock-based compensation expense related to RSUs for the nine months ended September 30, 2019 and 2018 was $1.2 million and $0.3 million, respectively.
As of September 30, 2019, there was $6.4 million of unrecognized compensation costs related to unvested Time-Based RSUs, which are expected to be recognized over a weighted-average period of 3.34 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in six
-month
offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month
offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 of each year. In 2013, our stockholders approved the reservation of 242,424 shares of our common stock for issuance under the ESPP, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the board of directors.
For the nine months ended September 30, 2019 and 2018, we recorded stock-based compensation expense related to the ESPP of $0.7 million and $0.3 million, respectively. As of September 30, 2019, 720,676 shares of our common stock remained available for issuance under the ESPP. As of September 30, 2019, there was $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.
10. Leases
Operating Leases
We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million. The amount is classified within restricted cash.
Upon the adoption of ASU
2016-02,
we recorded an operating lease
right-of-use
asset of $11.7 million and corresponding lease liability of $16.0 million related only to the Newton, MA Lease. As of December 31, 2018, there was a balance of $1.7 million and $2.6 million related to unamortized deferred rent and tenant incentive allowances, respectively, for the Newton, MA Lease, both accounted for as liabilities. These balances were deducted from the lease liability on the Newton, MA Lease in arriving at the right-of-use
asset upon adoption of ASU
2016-02
on January 1, 2019.
The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The Newton, MA Lease also includes real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments. As these charges were included in minimum annual rental payments as part of our accounting for the Newton, MA Lease under ASC 840 through December 31, 2018, we have included such amounts in the calculation of the operating lease liability, consistent with ASC 842 and our accounting policy elections thereunder, as specified in Note 2, “Recent Accounting Pronouncements.” The operating lease cost for the Newton, MA Lease for the nine months ended September 30, 2019 was $2.1 million, of which approximately $0.7 million was charges for CAM.

In addition, we are party to short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of
use asset or lease liability for such leases. These costs were insignificant for the nine months ended September 30, 2019.
Lease Commitments
As of September 30, 2019, future minimum lease payments under non-cancellable
operating lease agreements for which we have recognized operating lease right-of-use
assets and liabilities are as follows (in thousands):

Years end ing December 31,	Future Minimum Payments
2019	$793
2020	3,200
2021	3,277
2022	3,447
2023 and thereafter	10,453

Total minimum lease payments	$21,170
Less: present value adjustment	(5,944)

Present value of minimum lease payments	$15,226

As of September 30, 2019, the remaining lease term on the Newton, MA Lease was 5.9 years. The lease has a renewal option for an additional five years, although there is no economic penalty for failure to exercise the option. However, because we did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard, and the renewal option was not previously considered in our assessment of the lease term for the Newton, MA Lease before adoption of ASC 842, the renewal option was not considered as part of the lease term in calculating the operating lease right-of-use
assets and liabilities as of January 1, 2019.
As a discount rate was not directly observable for our Newton, MA Lease, the discount rate used to calculate the net present value of future payments was our incremental borrowing rate calculated at transition based on the remaining lease term. Upon adoption and through September 30, 2019, the discount rate used to calculate the operating lease liability was 11.0%. The incremental borrowing rate is the rate of interest that the we would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, we considered (i) our estimated public credit rating, (ii) our observable debt yields, as well as other bonds in the market issued by other companies with similar credit ratings as us, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.
11. Equity
Underwritten Offerings
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
Open Market Sale Agreement
On August 17, 2018, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).
Under the Open Market Sale Agreement, Jefferies may sell the Open Market Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Open Market Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the Open Market Shares in the Open Market Offering.

We or Jefferies may suspend or terminate the offering of Open Market Shares upon notice to the other party and subject to other conditions. We have agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Open Market Shares in the amount of up to 3.0% of gross proceeds from the sale of the Open Market Shares pursuant to the Open Market Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.
For the three and nine months ended September 30, 2019, we have sold an aggregate of 1,634,451 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $14.6 million.
12. Long-Term Obligations
3.00% Convertible Senior Notes due 2025
On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of our 3.00% convertible senior notes due 2025 (the “Notes”). In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to our ability to settle the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in
capital and $3.4 million was allocated to the Liability Component and recorded as a reduction of the Notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.
The Notes are our senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The Notes will be subject to redemption at our option, on or after October 15, 2022, in whole or in part, if the conditions described below are satisfied. The Notes will mature on
October 15, 2025
, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1 principal amount of the Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).
Holders of the Notes may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time prior to the close of business on the business day immediately preceding
June 15, 2025
only under the following circumstances:
(1)	during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least
20
trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;
(2)	during the five business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
(3)	if we call the Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or
(4)	upon the occurrence of specified corporate events as described within the indenture governing the Notes.
As of September 30, 2019, none of the above circumstances had occurred and as such, the Notes could not have been converted.
We may not redeem the Notes prior to October 15, 2022. On or after October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least
20
trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances.

The initial carrying amount of the Liability Component of $101.2 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected our non-convertible
borrowing rate for similar debt. The Equity Component of the Notes of $67.9 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Notes of $172.5 million and the fair value of the liability of the Notes of approximately $104.7 million on their respective dates of issuance. The excess of the principal amount of the Liability Component over its carrying amount is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification.
The outstanding balances of the Notes as of September 30, 2019 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(64,538)

Net carrying amount	$107,962

Equity component:	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of September 30, 2019, the
“if-converted
value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of September 30, 2019 was approximately $156.3 million.
The following table sets forth total interest expense recognized related to the Notes during the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Contractual interest expense	$3,882
Amortization of debt discount	5,045
Amortization of debt issuance costs	253

Total interest expense	$9,180

Future minimum payments on the Notes as of September 30, 2019 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$2,588
2020	5,175
2021	5,175
2022	5,175
2023 and thereafter	188,025

Total minimum payments	$206,138
Less: interest	(33,638)
Less: unamortized discount	(64,538)
Less: current portion	—

Convertible senior notes	$107,962

Deferred Royalty Obligation
In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) whereby HCR will receive payments from us at
a
ti
ered
percentage (the “Applicable Tiered Percentage”) of future net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties (the “Revenue Interests”). We received $75.0 million upon closing (the “First Investment Amount”) and have the right to receive an additional $75.0 million (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”) upon the achievement of future regulatory and commercial milestones and subject to the approval of both parties and customary closing conditions.
In exchange for the First Investment Amount, HCR will receive a tiered royalty in the mid-single
digits based on worldwide net revenues of XPOVIO
and
any
of our
other future products
, including worldwi
de
 net pro
du
c
t sales
 and upfront payments, milestones, and royalties. The Applicable Tiered Percentage
s
are
 subject to reduction in the future if a target based on cumulative U.S. net sales is met. Total royalty payments are capped at 185% of the Investment Amount.
If HCR has not received 65% of the Investment Amount by December 31, 2022 or 100% of the Investment Amount by December 31, 2024, we must make a cash payment sufficient to gross HCR up to such minimum amounts.
As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we shall pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received.
We have evaluated the terms of the Revenue Interest Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt.
We have evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 6. The aggregate fair value of the embedded derivative at issuance date is included in deferred royalty obligation. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the Revenue Interest Agreement.
The effective interest rate as of September 30, 2019 was 17.3%. In connection with the Revenue Interest Agreement, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt as of September 30, 2019 and are being amortized over the estimated term of the debt using the effective interest method
, adjusted on a prospective basis for changes in the underlying assumptions and inputs.
 The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at September 30, 2019 was
$72.3
million based on $75.0 million of proceeds, net of fair value of the bifurcated embedded derivative liability and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximates fair value at September 30, 2019 and was measured using Level 3 inputs.

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
®
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
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (XPO1). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need.
In July 2019, the FDA approved XPOVIO
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
®
(bortezomib) and
low-dose
dexamethasone is intended to serve as the confirmatory trial.
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
Amongst the 202 patients enrolled in STORM Parts 1 and 2 who were treated with XPOVIO (80 mg) in combination with dexamethasone (20 mg) on days 1 and 3 weekly, the most common adverse reactions (incidence
>
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
In addition, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices (GCP) inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use (CHMP). In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. We are currently working with CHMP to address both topics and expect to receive a decision on the application in early 2020.
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
linexor in
A
dvanced
L
iposarcoma) study in liposarcoma and the Phase 3 SIENDO (
S
elinexor/Placebo After Combination Chemotherapy
I
n Patients with advanced or recurrent
ENDO
metrial cancer) study. During 2018 and 2019, in addition to the results from the STORM study, we reported positive top-line
data from the SADAL study, as well as new or updated interim data for the STOMP and SEAL studies.
Based on the positive results of the SADAL study, we plan to submit a New Drug Application (NDA) to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for stem cell transplantation (high dose chemotherapy with stem cell rescue), including chimeric antigen receptor modified T (CAR-T) cell therapy. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. While the FDA previously agreed that the trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. The FDA also has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach and, for DLBCL, recommended two randomized trials that isolate the treatment effect of selinexor for a DLBCL indication. In addition, as we experienced with our NDA based on the results of Part 2 of the STORM study, the FDA has noted tolerability and dose optimization as review matters. We also plan to submit a MAA to the EMA with a request for conditional approval. We anticipate submitting the NDA by the end of 2019 and the MAA during 2020.

As of September 30, 2019, we had an accumulated deficit of $824.7 million. We had net losses of $41.4 million and $48.1 million for the three months ended September 30, 2019 and 2018, respectively, and net losses of $150.9 million and $120.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we have generated $12.8 million in net sales from XPOVIO, which first became commercially available in the United States in July 2019.
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
other than with respect to product revenue recognition, as described in Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2018 Form
10-K,
as well as in Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$12,821	$—	$12,821	100%
License and other revenue	328	239	89	37%
Operating expenses:
Cost of sales	1,013	—	1,013	100%
Research and development	26,270	36,427	(10,157)	(28)%
Selling, general and administrative	25,267	12,966	12,301	95%

Loss from operations	(39,401)	(49,154)	9,753	(20)%
Other (expense) income, net	(1,946)	1,085	(3,031)	(279)%

Loss before income taxes	(41,347)	(48,069)	6,722	(14)%
Income tax provision	(20)	(14)	(6)	43%

Net loss	$(41,367)	$(48,083)	$6,716	(14)%

Product revenue, net.
We began to record product revenue, net in the third quarter of 2019 following the approval of XPOVIO by the FDA in July 2019 and its subsequent commercial launch in the United States. We did not generate any revenue from product sales prior to the three months ended September 30, 2019.
Cost of Sales.
Cost of sales includes the cost of producing and distributing inventories that are related to XPOVIO product revenue in the United States during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation is that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the three months ended September 30, 2019, we recorded $1.0 million of cost of sales, including $0.7 million related to royalties. The cost of sales during the three months ended September 30, 2019 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand
upon FDA approval were approximately $2.8 million. At September 30, 2019, we have $2.7 million of this previously expensed XPOVIO and related material on-hand.

Research and Development Expense.
Research and development expense decreased approximately $10.2 million to $26.3 million for the three months ended September 30, 2019 from approximately $36.4 million for the three months ended September 30, 2018. The decrease is primarily related to:
•	a decrease of $4.8 million in personnel costs;

•	a decrease of $2.7 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $1.8 million in consulting and professional costs;

•	a decrease of $0.6 million in miscellaneous costs; and

•	a decrease of $0.3 million in travel costs.

We expect our research and development expense to be relatively consistent for the final quarter of 2019 as compared to the third quarter of 2019 as we moderate our spending on our development programs and clinical trials, while continuing clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor.
Selling, General and Administrative Expense.
Selling,
g
eneral and administrative expense increased approximately $12.3 million to $25.3 million for the three months ended September 30, 2019 from approximately $13.0 million for the three months ended September 30, 2018. The increase is primarily related to:
•	an increase of $7.5 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in connection with the U.S. commercial launch of XPOVIO;

•	an increase of $3.1 million in commercial related activities;

•	an increase of $1.9 million in costs related to corporate training, travel and corporate events; and

•	an increase of $0.3 million in facility costs and information technology infrastructure costs; offset by

•	a decrease of $0.5 million in consulting and professional costs.

We expect our selling, general and administrative expenses to remain consistent for the remainder of 2019 to support our expanding operating and commercial activities, particularly following the accelerated approval of XPOVIO by the FDA in July 2019 and commercial launch shortly thereafter.
Other Income (Expense), net.
Other (expense) income, net decreased from $1.1 million of other income, net for the three months ended September 30, 2018 to $1.9 million of other expense, net for the three months ended September 30, 2019. The decrease is primarily due to $3.1 million of interest expense related to the issuance of our 3.00% convertible senior notes due 2025 (Notes) in October 2018.
We expect interest expense to increase in the fourth quarter of 2019 and beyond, related to the issuance of our deferred royalty obligation.

Comparison of the Nine months Ended September 30, 2019 and September 30, 2018

	Nine months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$12,821	$—	$12,821	100%
License and other revenue	9,976	30,130	(20,154)	(67)%
Operating expenses:
Cost of sales	1,013	—	1,013	100%
Research and development	90,761	122,482	(31,721)	(26)%
Selling, general and administrative	77,032	30,076	46,956	156%

Loss from operations	(146,009)	(122,428)	(23,581)	19%
Other (expense) income, net	(4,896)	2,240	(7,136)	(319)%

Loss before income taxes	(150,905)	(120,188)	(30,717)	26%
Income tax provision	(38)	(9)	(29)	322%

Net loss	$(150,943)	$(120,197)	$(30,746)	26%

Product revenue, net.
We began to record product revenue, net in the third quarter of 2019 following the approval of XPOVIO by the FDA in July 2019 and its subsequent commercial launch in the United States. We did not generate any revenue from product sales prior to the three months ended September 30, 2019.
License and Other Revenue.
During the nine months ended September 30, 2019, we recognized $9.4 million in revenue pursuant to a license arrangement with Antengene Therapeutics Limited, $0.2 million in revenue for clinical supply provided to various partners, as well as $0.3 million in revenue pursuant to a government grant arrangement. During the nine months ended September 30, 2018, we recognized $10.0 million in revenue pursuant to an asset purchase agreement with Biogen MA Inc. for the sale of
KPT-350
and $19.9 million in revenue primarily as a result of a license arrangement with Ono Pharmaceutical Co., Ltd.
Cost of Sales.
Cost of sales includes the cost of producing and distributing inventories that are related to XPOVIO product revenue in the United States during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval and our expectation that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the nine months ended September 30, 2019, we recorded $1.0 million of cost of sales, including $0.7 million related to royalties. The cost of sales during the nine months ended September 30, 2019 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand
upon approval were approximately $2.8 million. At September 30, 2019, we have $2.7 million of this previously expensed XPOVIO and related material on-hand.

Research and Development Expense.
Research and development expense decreased approximately $31.7 million to $90.8 million for the nine months ended September 30, 2019 from approximately $122.5 million for the nine months ended September 30, 2018. The decrease is primarily related to:
•	a decrease of $15.3 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $9.2 million in consulting and professional costs;

•	a decrease of $7.5 million in personnel costs; and

•	a decrease of $0.6 million in travel costs; offset by

•	an increase of $0.9 million in facility costs and information technology infrastructure costs.

Selling, General and Administrative Expense.
Selling, general and administrative expense increased approximately $47.0 million to $77.0 million for the nine months ended September 30, 2019 from approximately $30.1 million for the nine months ended September 30, 2018. The increase is primarily related to:
•	an increase of $28.8 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in preparation for and in connection with the U.S. commercial launch of XPOVIO;

•	an increase of $9.5 million in commercial related activities;

•	an increase of $5.7 million in costs related to corporate training, travel and corporate events;

•	an increase of $3.6 million in facility costs and information technology infrastructure costs; and

•	an increase of $0.2 million in consulting and professional costs; offset by

•	a decrease of $0.8 million in miscellaneous costs.

Other Income (Expense), net.
Other (expense) income, net decreased from $2.2 million of other income, net for the nine months ended September 30, 2018 to $4.9 million of other expense, net for the nine months ended September 30, 2019. The decrease is primarily due to $9.2 million of interest expense related to the issuance of the Notes in October 2018, offset by a $2.1 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
During the third quarter of 2019, we began generating revenues from drug sales, as XPOVIO first became commercially available in the United States in July 2019. We have had limited revenues to date from product sales and have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the Revenue Interest Agreement (as defined below), and cash generated from our business development activities.
At September 30, 2019, our principal source of liquidity was $269.6 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $150.9 million for the nine months ended September 30, 2019. Net cash used in operations for the nine months ended September 30, 2019 was $151.3 million. We expect that cash, cash equivalents and investments at September 30, 2019 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form
 10-Q,
during which time we plan to enhance and support the commercial infrastructure for the sale of XPOVIO in the United States that began in July 2019.
On September 14, 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P (“HCR”). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million (the “First Investment Amount”), less certain transaction expenses, at the initial closing, which occurred on September 27, 2019, as disclosed in Note 12 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In August 2018, we entered into an open market sale agreement (Open Market Sale Agreement) with Jefferies LLC, as agent, relating to an “at the market offering”, pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $75.0 million. As of October 31, 2019, we had sold an aggregate of 1,634,451 shares under the Open Market Sale Agreement, for net proceeds of approximately $14.6 million, all of which were sold during the third quarter of 2019.
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

Cash Flows
The following table provides information regarding our cash flows:

	Nine months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(151,333)	$(110,945)
Net cash provided by (used in) investing activities	111,969	(4,554)
Net cash provided by financing activities	89,369	148,333
Effect of exchange rate changes	(26)	(9)

Net increase in cash, cash equivalents and restricted cash	$49,979	$32,825

Operating activities.
The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. The increase in cash used in operating activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily driven by our increased loss from operations during that period.
Investing activities.
The net cash provided by (used in) investing activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily reflects an increase in maturity of investments of $108.1 million offset by a decrease in purchases of $7.3 million.
Financing activities.
The net cash provided by financing activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, reflects a decrease of $59.0 million primarily related to the net proceeds of $73.7 million from the execution of the Revenue Interest Agreement with HCR in September 2019 and the net proceeds of $14.6 million from the sale of Open Market Shares under the Open Market Sale Agreement during the third quarter of 2019, compared to the net proceeds of $145.7 million from our follow-on offering in May 2018.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize XPOVIO and continue the clinical trials of, and as we seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of any of our drug candidates for which we obtain marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.
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
Contractual Obligations
As of September 30, 2019, we have contractual obligations under the Revenue Interest Agreement with HCR, as disclosed in Note 12 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes to our contractual obligations described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K.
OFF-BALANCE
SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined under SEC rules.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, restricted cash and investments of $270.3 million as of September 30, 2019. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with contract research organizations and contract manufacturing organizations that are located in Canada and Europe, which are denominated in foreign currencies. We also contract with a number of clinical trial sites outside the United States, and our budgets for those studies are frequently denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
 and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

September 30, 2019, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2019, we began generating product revenue from the sale of XPOVIO in the United States. We consider the accounting for our net product revenue to be material to the results of operations for the three and nine months ended September 30, 2019, and believe that the additional internal controls and procedures related to the accounting for net product revenue under ASC 606,
Revenue from Contracts with Customers,
have a material effect on our internal control over financial reporting. No other changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We were recently named as a defendant in securities class action litigation in the U.S. District Court for the District of Massachusetts. A complaint was filed on July 23, 2019, by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. A second complaint was filed by Heather Mehdi on September 17, 2019, against the same defendants with the exception of the underwriters. The two complaints are related and we expect them to be consolidated by the court. Both complaints allege violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seek unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; unspecified recessionary damages; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We intend to defend vigorously against this litigation.
Item 1A. Risk Factors.
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form
 10-Q
and in other documents that we file with the SEC, in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
Risks Related to the Discovery, Development and Commercialization of Our Drugs and Drug Candidates
We depend heavily on the success of XPOVIO
®
(selinexor). If we are unable to successfully commercialize XPOVIO or successfully develop selinexor for additional indications, or if we experience significant delays in doing so, our business will be materially harmed.
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
The commercial success of XPOVIO and the successful clinical development of selinexor and our other drug candidates will depend on several factors, including the following:
•	successful commercialization of XPOVIO in the United States, including establishing and maintaining sales, marketing and distribution capabilities for XPOVIO;

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
To date, we have had several discussions with the FDA and
non-U.S.
regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. In July 2019, the FDA approved, under accelerated approval based on response rate from the STORM study, XPOVIO in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. We plan to seek additional regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or
non-U.S.
regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and
non-U.S.
regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.
The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and a primary endpoint of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we did in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or
non-U.S.
regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study. With respect to the STORM and SADAL studies, the FDA has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach.
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
These AEs and the resulting dose modification and/or treatment discontinuation rates or safety or toxicity issues that we may experience in our clinical trials in the future could result in a more restrictive label for any drug candidates approved for marketing or could result in the delay or denial of approval to market any drug candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from ever generating revenue from the sale of drugs or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our drug candidates are approved and/or commercialized, a number of potentially significant negative consequences may result, including:
•	regulatory authorities may withdraw the approval of such drug;

•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;

•	regulatory authorities may require one or more post-marketing studies;

•	regulatory authorities may withdraw the approval of such drug;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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
If we are unable to establish and maintain sales, marketing and distribution capabilities or maintain current agreements or enter into additional sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XPOVIO or any of our drug candidates that we may develop if and when they are approved.
We are in the process of establishing and maintaining a sales and marketing infrastructure for XPOVIO, our first product, and our company does not have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales, marketing and distribution organization or outsource these functions to other third parties. In the future, we may choose to build a sales, marketing and distribution infrastructure to market or co-promote
one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We intend to work with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside the United States.
There are risks involved with both establishing and maintaining our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our drug candidates for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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

We have a limited number of engagements with specialty pharmacies and specialty distributors. The specialty pharmacies sell XPOVIO directly to patients. The specialty distributors sell XPOVIO to healthcare entities who then resell XPOVIO to patients. While we have entered into agreements with each of these pharmacies and distributors to distribute XPOVIO in the United States, they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional pharmacies or distributors, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty pharmacies and specialty distributors, we would be exposed to substantial distribution risk.
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
Even if we are able to effectively commercialize XPOVIO or any drug candidate that we may develop, the drugs may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.
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
Our ability to effectively commercialize XPOVIO or any of our product candidates that we may develop successfully will depend, in part, on the extent to which reimbursement for these drugs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products by third-party payors.
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

Risks Related to Our Financial Position, Convertible Senior Notes, Revenue Interest Financing Agreement and Need for Additional Capital
We have incurred significant losses since inception. We expect to continue to incur losses in the future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $150.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $824.7 million. As we only recently launched our first
FDA-approved
product, XPOVIO, in July 2019, we have had limited revenues to date from product sales and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially launch XPOVIO for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Other than the FDA’s accelerated approval of XPOVIO, our lead drug candidate, oral selinexor (for indications not yet approved), as well as verdinexor, eltanexor and
KPT-9274,
are in clinical development. Although we expect to continue to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that our expenses will continue to increase substantially as compared to prior periods as we continue to commercialize XPOVIO in the Unites States and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other drug candidates, including due to the impact of increased headcount, to support our clinical and commercialization activities, expanded infrastructure and increased insurance premiums.
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
We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates, conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates and establishing a commercial infrastructure to launch XPOVIO. We only recently launched XPOVIO and are still in the process of executing our commercial launch plan and, to date, have not generated significant revenue from the sale of XPOVIO. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize XPOVIO (selinexor) and continue the clinical trials of, and seek marketing approval and prepare for commercialization of, selinexor in additional indications and our other drug candidates. Our expenses have increased as we have begun commercializing XPOVIO, including costs associated with our sales force and increased marketing and distribution capabilities. If we obtain marketing approval for any drug candidates that we develop, we expect to incur significant additional commercialization expenses for such drug candidate to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug candidate. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and drug development programs or any current or future commercialization efforts.
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
We incurred $172.5 million of indebtedness as a result of the sale of the Notes and $75.0 million as a result of the initial closing pursuant to the Revenue Interest Financing Agreement, or Revenue Interest Agreement, that we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P., or HCR, on September 14, 2019. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Our Revenue Interest Agreement with HCR contains various covenants and other provisions, which, if violated, could result in the acceleration of payments due under such agreement.
On September 14, 2019, we entered into the Revenue Interest Agreement with HCR. Pursuant to the Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO. In addition, the Revenue Interest Agreement includes customary events of default upon the occurrence of enumerated events, including non-payment
of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default, HCR may accelerate payments due under the Revenue Interest Agreement up to $138.8 million, less the aggregate of all of the payments made to date. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Revenue Interest Agreement and require us to make payments necessary for HCR to receive $75 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, then HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
Until such time, if ever, as we can generate substantial revenues from the sale of drugs, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the term of the Revenue Interest Agreement, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of HCR.
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
If we are unable to establish and maintain our agreements with third parties to distribute XPOVIO to patients, our results of operations and business could be adversely affected.
We rely on third parties to commercially distribute XPOVIO to patients. For example, we have contracted with a limited number of specialty pharmacies and specialty distributors to sell and distribute XPOVIO. The use of specialty pharmacies and specialty distributors involves certain risks, including, but not limited to, risks that these organizations will:
•	not provide us accurate or timely information regarding their inventories, the number of patients who are using XPOVIO or serious adverse reactions, events and/or product complaints regarding XPOVIO;

•	not effectively sell or support XPOVIO or communicate publicly concerning XPOVIO in a manner that is contrary to FDA rules and regulations;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support XPOVIO;

•	not devote the resources necessary to sell XPOVIO in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The European Medicines Agency, or EMA, also requires us to comply with comparable standards. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of the third parties that we rely on in connection with our clinical trials fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements.
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
®
(bortezomib) and
low-dose
dexamethasone will serve as the confirmatory trial. In addition, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices (GCP) inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use (CHMP). In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. We are currently working with CHMP to address both topics and expect to receive a decision on the application in early 2020. We have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved.
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
We intend to use the data from the SADAL study to support an NDA request that the FDA consider granting accelerated approval for selinexor in relapsed and/or refractory diffuse large
B-cell
lymphoma, or DLBCL, and work with the FDA to determine the appropriate timeline for the submission of the NDA. In November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. While the FDA agreed that the trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. The FDA also has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach and, for DLBCL, recommended two randomized trials that isolate the treatment effect of selinexor for a DLBCL indication. In addition, as we experienced with our NDA based on the results of Part 2 of the STORM study, the FDA has noted tolerability and dose optimization as review matters. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.
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
®
(bortezomib), Kyprolis
®
(carfilzomib), Revlimid
®
(lenalidomide), Pomalyst
®
(pomalidomide) and Darzalex
®
(daratumumab) and whose disease is refractory to at least one proteasome inhibitor (Velcade or Kyprolis), one immunomodulatory agent (Revlimid or Pomalyst), glucocorticoids and to Darzalex, as well as to the most recent therapy. In addition, in November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. However, even with these fast track designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that selinexor will be approved by the FDA for additional indications. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which goes into effect in 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. To date, 69 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, 11 patents have issued that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for
KPT-9274
in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.
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
As of November 1, 2019, five of our trademarks, including XPOVIO, are registered in the United States. We also have 9 pending intent-to-use
applications in the United States, six of which have been allowed, meaning that we can perfect our registration when we have commenced use in commerce. Outside the United States, we have registrations in the European Union for seven trademarks (potential drug names for selinexor) and pending applications for two others. Applications for the same nine trademarks were filed in 15 other jurisdictions, some of which have also proceeded to registration. Applications for one of those marks (XPOVIO) have been filed in 14 additional jurisdictions, and applications for three of those marks (NEXPOVIO, XPOVI and XPOVIE) have been filed in 20 additional jurisdictions. We have also filed trademark applications for XPOVIO in Katakana in Japan, Hangul in South Korea and Chinese characters in Taiwan. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.
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
We have expanded and expect to continue to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
As of September 30, 2019, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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
Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $3.92. On October 29, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market was $11.52 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

Securities litigation or other litigation could result in substantial damages and may divert management’s time and attention from our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. We are a target of this type of litigation. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form
10-Q
for information concerning securities litigation recently initiated against us and certain of our executive officers and directors and certain other defendants. We may become the target of additional securities litigation in the future. For example, we may face additional securities class action litigation or other litigation if we fail to successfully launch and commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our drug candidates. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 62,705,481 shares outstanding as of September 30, 2019. Of such shares, at least 7.8 million shares are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.
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

Item 6. Exhibits.

Exhibit Number		Form	Incorporated by Reference			Provided Herewith
	Description of Exhibit		File Number	Date of Filing	Exhibit Number

10.1	Annual Bonus Plan of the Registrant.	8-K	001-36167	August 6, 2019	10.1

10.2*	Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P, and HealthCare Royalty Partners IV, L.P.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	Cover Page Interactive Data File	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 4, 2019	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 4, 2019	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)