Form 10-K
period 2019-12-31
Karyopharm Therapeutics Inc.
filed 2020-02-26
CIK 1503802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:
December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

Commission file number:
001-36167

KARYOPHARM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3931704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
85 Wells Avenue, 2
nd
Floor
,
Newton
,
Massachusetts
02459
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (
617
)

658-0600
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which listed)
Common Stock , $0.0001 par value	KPTI	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☒

No

☐
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
 12b-2
of the Exchange Act).    Yes
☐
    No
☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2019 was approximately $343,517,677. Shares of common
stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of the registrant’s Common Stock as of February

4
, 2020:
65,548,095.
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 29, 2020 in connection with our 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information
This Annual Report on Form
 10-K
contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “Company,” “we,” or “our,” with respect to the possible achievement of discovery and development milestones, our future discovery and development efforts, our commercialization efforts, our partnerships with third parties, our future operating results and financial position, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as our ability to successfully commercialize XPOVIO
®
(selinexor), adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, dependence on any collaborators, competition, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
PART I
Item 1.	Business

BUSINESS
Overview
We are an innovation-driven pharmaceutical company focused on the discovery, development and commercialization of novel, first-in-class
drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds that inhibit the nuclear export protein exportin 1, or XPO1. These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of high unmet medical need diseases. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. Our lead asset, XPOVIO
®
(selinexor) tablets, was the first SINE compound to receive marketing approval by the U.S. Food and Drug Administration, or FDA, on July 3, 2019 and is currently indicated for use in adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, or PIs, at least two immunomodulatory agents, or IMiDs, and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory myeloma. This indication is approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing, randomized Phase 3 BOSTON (
Bo
rtezomib,
S
elinexor and Dexame
t
has
on
e) study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone in patients with myeloma treatment with between one and three prior therapies is expected to serve as the confirmatory trial.

Our focus is on marketing XPOVIO in its currently approved indication as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical need. We plan to conduct additional clinical trials and seek additional approvals for the use of selinexor in combination with other oncology therapies to expand the patient populations that are eligible for selinexor. Thus, we are currently advancing the clinical development of selinexor in multiple hematological malignancies and solid tumor indications. Studies that support submitted applications for regulatory approval include STORM (
S
elinexor
T
reatment of
R
efractory
M
yeloma) and SADAL (
S
elinexor
A
gainst
D
iffuse
A
ggressive
L
ymphoma). Ongoing clinical trials evaluating selinexor include the pivotal, randomized Phase 3 BOSTON study in multiple myeloma, the Phase 1b/2 STOMP (
S
elinexor and Backbone
T
reatments
o
f
M
ultiple Myeloma
P
atients) study in combination with standard therapies in multiple myeloma, the Phase 2/3 SEAL (
Se
linexor in
A
dvanced
L
iposarcoma) study in liposarcoma, and the Phase 3 SIENDO (
S
elinexor/Placebo After Combination Chemotherapy
I
n Patients with Advanced or Recurrent
ENDO
metrial Cancer) study evaluating selinexor as maintenance therapy in endometrial cancer. During 2019, final data from the Phase 2b STORM study were published in the
New England Journal of Medicine
(Chari, A.
et al
. August 2019). In addition, we reported updated, positive data from the SADAL study as well as updated interim data for the STOMP study at various medical conferences. As a result of the positive results from STORM, in addition to the FDA approval of our first New Drug Application, or NDA, we also filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in January 2019 and expect to receive a decision on our application in the middle of 2020.
Based on the positive results of the SADAL study, we submitted a Supplemental New Drug Application, or sNDA, to the FDA in December 2019, with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed and/or refractory diffuse large
B-cell
lymphoma, or DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA accepted the application for filing on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under the Prescription Drug User Fee Act, or PDUFA. Selinexor has received both Orphan Drug and Fast Track designations from the FDA for this same indication. Provided that marketing approval is granted by the FDA, we expect to be prepared to commercialize selinexor in the United States as a treatment for patients with relapsed and/or refractory DLBCL as early as the middle of 2020. We also plan to submit a MAA to the EMA in 2020 with a request for conditional approval.
In addition to selinexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compounds eltanexor
(KPT-8602)
and verdinexor
(KPT-335),
as well as our oral dual PAK4/NAMPT inhibitor,
KPT-9274.
We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, or MDS, colorectal cancer, or CRC, and metastatic castration-resistant prostate cancer, or CRPC. Based on clinical results to date and resource prioritization, we plan to focus on the development of eltanexor in MDS in 2020. We began clinical testing of
KPT-9274
in patients with hematologic or solid tumors during 2016 and we plan to study its combination with an anti-PD1
monoclonal antibody in a phase 1 clinical study in the near future. Finally, verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications in humans and by a collaborator as a potential therapy for cancers in companion animals.
FDA Accelerated Approval of XPOVIO
Following the positive outcome from the expanded cohort of the STORM study, on August 6, 2018, we announced the completion of the rolling submission of an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for patients with heavily pretreated, relapsed or refractory multiple myeloma. On October 5, 2018, the FDA accepted for filing our NDA and also granted our request for priority review of the NDA and assigned an action date of April 6, 2019 under the PDUFA. On February 26, 2019, the Oncologic Drugs Advisory Committee, or ODAC, of the FDA met to review data supporting our NDA requesting accelerated approval for selinexor. The FDA specifically asked the ODAC to vote on whether the committee believed the approval of selinexor should be delayed until the results from the ongoing, randomized Phase 3 BOSTON study are available. In a vote of eight “Yes” and five “No,” the ODAC recommended that the approval decision for selinexor should be delayed until the results of the BOSTON study are available.
Following the ODAC meeting, and at the FDA’s request, we submitted additional, existing clinical information that included preliminary data from the BOSTON study as an amendment to the NDA, which allowed the FDA to extend the PDUFA action date by three months to July 6, 2019. On July 3, 2019, the FDA approved oral XPOVIO, our first-in-class,
nuclear export inhibitor. XPOVIO was approved in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two PIs, at least two IMiDs, and an anti-CD38 monoclonal antibody. XPOVIO is the first SINE compound and is the first ever nuclear export inhibitor approved for human use. The first indication is approved under accelerated approval based on response rate. As with all accelerated approvals, continued approval for the treatment of myeloma may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing Phase 3 BOSTON study is expected to serve as the confirmatory trial for the accelerated approval of XPOVIO. The FDA noted in its press release announcing the approval of XPOVIO that the efficacy evaluation was supported by additional information from the BOSTON study.
Commercialization of XPOVIO in the U.S.
In July 2019, XPOVIO became commercially available to patients in the U.S. The commercial launch of XPOVIO is being supported by approximately 70 Karyopharm sales representatives and nurse liaisons as well as KaryForward
TM
, an extensive patient and healthcare provider support program. Our commercial efforts are also being supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.
As of December 31, 2019, approximately 1,400 XPOVIO prescriptions had been fulfilled, driven by strong demand from both academic and community-based oncologists, and XPOVIO had been prescribed by more than 550 unique physicians and healthcare accounts. Net product sales for XPOVIO were $30.5 million through December 31, 2019. XPOVIO sales have been driven by a combination of new patient starts, prescription refills, and initial channel inventory to our distribution partners. Patient demand for XPOVIO continued to increase during 2019 following its accelerated approval by the FDA. Prompt insurance coverage for XPOVIO has been a key contributor to its early commercial success, with XPOVIO being added to numerous national commercial and Medicare formularies and coverage policies.
In 2020, we expect to build upon XPOVIO’s early commercial success in the late-line relapsed refractory multiple myeloma market by educating physicians, healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action. Additionally, if results from the pivotal BOSTON trial, which are expected in early 2020, are positive, our commercial team will begin to prepare for XPOVIO’s potential expansion into the second line relapsed refractory multiple myeloma market, subject to the FDA’s review and approval of our expected sNDA. Finally, pending FDA approval of XPOVIO in DLBCL, we expect to begin selling XPOVIO in this indication to hematologists and oncologists in the U.S with our existing field sales force.
European Marketing Authorization Application
In January 2019, we submitted a MAA to the EMA requesting conditional approval for selinexor in combination with dexamethasone as a new treatment for patients with triple class refractory multiple myeloma, meaning patients who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. This submission was based on the positive results from the Phase 2b STORM study. We received feedback from EMA’s Committee for Medicinal Products for Human Use, or CHMP, including the integrated inspection report, based on site audits and a sponsor inspection. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the

CHMP’s outstanding questions related to the application. We are currently working with CHMP to address the outstanding questions and expect to receive a decision on the application in mid-2020.
To commercialize selinexor following any regulatory approval outside of the U.S., we will either work with existing and potential future partners to establish the appropriate commercial infrastructure outside the U.S., or we may, in certain geographies, elect to establish the commercial infrastructure ourselves.
Randomized Confirmatory BOSTON Study in Multiple Myeloma
We are currently conducting the pivotal, randomized Phase 3 BOSTON study evaluating once-weekly selinexor in combination with once-weekly Velcade and dexamethasone (SVd) for the treatment of patients with multiple myeloma who have had one to three prior lines of therapy. Enrollment in the BOSTON study was completed in January 2019 and top-line
data are expected in early 2020, contingent upon the occurrence of progression-free survival, or PFS, events, the primary endpoint of the study. Data from the BOSTON study, if positive, are expected to be used to support regulatory submissions to the FDA, the EMA and other regulatory agencies requesting the use of selinexor in combination with Velcade and dexamethasone in patients with multiple myeloma who have received at least one prior line of therapy. If approved, this combination of selinexor with Velcade and dexamethasone will be the first approved therapy using once weekly (rather than the standard twice weekly) dosing of Velcade. Given that Velcade must be given in a healthcare setting, we believe that this once-weekly dosing regimen could be substantially more attractive to patients by potentially eliminating a significant percentage of office visits.
Summary of Karyopharm’s Pipeline and Core Clinical Trials
Key clinical trials of selinexor are summarized in the chart below. In addition to these studies, there are several ongoing investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

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
Hematological Malignancies
Multiple Myeloma
Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone disease, kidney disease and immunodeficiency. It is more common in elderly patients, with a median age at diagnosis of 69 years. According to the National Cancer Institute, or NCI, multiple myeloma is the second most common cancer of the blood in the U.S. with more than 32,000 new cases each year and over 130,000 patients living with the disease. Despite recent therapeutic advances, there is currently no cure and most patients’ disease will typically progress following treatment with currently available therapies.
The treatment of multiple myeloma has improved in the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients, and the subsequent introduction of IMiDs, such as Revlimid and Pomalyst, and the PIs Velcade, Kyprolis
®
, and Ninlaro
®
(ixazomib). Two monoclonal antibodies, Darzalex and Empliciti
™
(elotuzumab), have also been approved, as has the histone deacetylase inhibitor Farydak
®
(panobinostat). The introduction of
non-chemotherapeutic
agents has led to a significant increase in the survival of patients with multiple myeloma. Although a wide variety of newly approved or experimental therapies are being used in relapsed and/or refractory patients, including new proteasome inhibitors (oprozomib and marizomib), monoclonal antibodies (with or without toxin conjugates; belantamab mafodotin, an anti-BCMA antibody-drug conjugate; isatuximab, an anti-CD38
monoclonal antibody) and cellular therapies like chimeric antigen receptor
T-cell,
or
CAR-T,
therapy, nearly all patients will eventually relapse and succumb to their disease. With about 13,000 deaths from multiple myeloma in the United States alone expected to occur in 2020 according to the American Cancer Society, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy. The approval of XPOVIO in patients with penta-refractory myeloma after four prior therapies further supports this perspective.
According to EvaluatePharma (January 2020), the worldwide market for prescription drugs used to treat patients with multiple myeloma exceeded $16 billion in 2018 and is projected to reach over $20 billion by 2024.
The Phase 2b STORM Study
The Phase 2b STORM study was a
single-arm
clinical trial evaluating oral selinexor in combination with standard, low-dose
dexamethasone in patients with heavily pretreated, relapsed or refractory myeloma. Based on the results of the clinical data set for Part 1 of the STORM study, which we reported in 2016, we expanded the STORM study, designated Part 2, which enrolled 122 heavily pretreated patients with triple-class refractory myeloma, of which 83 patients had penta-refractory myeloma.
The results from the STORM study served as the basis for our NDA filing and subsequent accelerated approval from the FDA. The final data from the 122 patients treated on STORM Part 2 were published in the
New England Journal of Medicine
on August 22, 2019. These heavily pretreated patients had a median of seven prior therapeutic regimens, including a median of 10 unique anti-myeloma agents. Specifically, the myeloma patients who were eligible for the study had prior treatment with the two PIs, Velcade and Kyprolis, the two IMiDs, Revlimid and Pomalyst, and the anti-CD38 monoclonal antibody Darzalex, as well as alkylating agents, and their disease was refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex, and their most recent therapy. In all patients, this myeloma was considered “triple-class refractory.” In a subset of 83 patients, their disease was documented to be refractory to all five major agents and is designated penta-refractory myeloma. In addition to multiple-refractory disease, patients in the STORM study had rapidly progressing myeloma, with a median 22% increase in disease burden in the 12 days from screening to initial therapy.

Given the rapid progression of triple-class refractory myeloma, the window of opportunity to prevent further illness and death is small. Therefore, the regimen that was used in the STORM study began with a high dose of selinexor to achieve rapid disease control. Each patient began treatment with 80mg oral selinexor twice weekly in combination with low-dose
dexamethasone (20mg twice weekly). This initial dose was chosen to optimize the potential to halt disease progression and reduce tumor load. Because most patients involved in the study had limited end-organ
reserve and were at increased risk for adverse events, dose modifications were anticipated and were specified along with supportive care in the study protocol.
For the STORM study’s primary endpoint, oral selinexor achieved an ORR of 26%, including two (2%) stringent complete responses, or sCRs, six (5%) very good partial responses, or VGPRs, and 24 (20%) partial responses, or PRs, and the trial therefore met its primary endpoint. Both patients who had relapsed after
CAR-T
therapy achieved PRs. Minimal response per International Myeloma Working Group, or IMWG, criteria was observed in 16 (13%) patients and 48 patients (39%) had stable disease. Median time to PR or better was 4.1 weeks. The clinical benefit rate, meaning a minimal response or better, was 39%. All responses were adjudicated by an Independent Review Committee consisting of 4 independent experts in the treatment of multiple myeloma.
Median duration of response, or DOR, was 4.4 months. PFS was 3.7 months and overall survival, or OS, was 8.6 months. In the 39% of patients who achieved a minimal response or better, median OS was 15.6 months, compared to a median OS of 1.7 months in patients whose disease progressed or where response was not evaluable.
The adverse events that were observed in the study appeared to be a function of dose, schedule, and baseline clinical characteristics, including, for example, preexisting cytopenias. The most common treatment-emergent adverse events, or AEs, were thrombocytopenia (73%), fatigue (73%), nausea (72%) and anemia (67%). AEs are classified by severity and graded on a scale of one to five with one being the least severe and five resulting in death. The most common Grade 3/4 treatment-emergent AEs were thrombocytopenia (59%), anemia (44%), hyponatremia (22%) and neutropenia (21%). Importantly, most non-hematologic
AEs were limited in severity to Grades 1 or 2, with only 10% experiencing Grade 3 nausea and 3% experiencing Grade 3 vomiting. In all, 18% of patients discontinued study treatment because of an AE considered by the investigator related to the study drug. AEs leading to dose modification or holds occurred in 80% of patients, with the majority occurring in the first two months of treatment. The most common AEs leading to dose reduction or interruption were thrombocytopenia (43%), fatigue (16%), and neutropenia (11%). Supportive care, including granulocyte colony stimulating factors, thrombopoietin receptor agonists, optimization of fluid and caloric intake, appetite stimulants, psychostimulants and/or additional anti-nausea agents usually reduced the intensity and/or duration of AEs. Side effects were reversible without evidence of toxic effects in major organs (treatment-related cardiac, pulmonary, hepatic, or renal dysfunction of Grade 3 or higher) or cumulative toxic effects, with irreversible acute kidney injury reported in one patient (1%). Serious AEs occurred in 63% of patients, with pneumonia (11%) and sepsis (9%) being the most common. Twenty-eight patients died during the study: 16 from disease progression and 12 from an AE. Of these 12 patients, two were assessed by the investigator as related to treatment (one patient having pneumonia with concurrent disease progression and the other having sepsis).
The complete results of this study were published in the
New England Journal of Medicine.
However, the FDA’s accelerated approval of XPOVIO was based upon the efficacy and safety in a pre-specified
sub-group
analysis of the 83 patients in the STORM study with documented penta-refractory myeloma, as the benefit-risk ratio appeared to be greater in this more heavily pre-treated
population than in the overall trial population. The overall response rate in this patient population was 25.3%.
Additional data and analysis from the STORM study were also presented at key medical conferences in 2019 including the European Hematology Association, or EHA, the International Myeloma Working Group, or IMWG, and the American Society of Hematology, or ASH, annual meetings.

The Phase 1b/2 STOMP Study
The STOMP study, a
multi-arm
clinical trial in patients with multiple myeloma, is evaluating selinexor and low-dose
dexamethasone plus standard therapies, such as Velcade, Kyprolis, Revlimid, Pomalyst or Darzalex. An additional arm of the study evaluating selinexor in combination with Revlimid in patients with previously untreated myeloma was opened in June 2018. We presented updated clinical data from the STOMP study at both the EHA 2019 annual meeting in June 2019 as well as at the ASH 2019 annual meeting in December 2019 demonstrating that selinexor and low-dose
dexamethasone plus standard anti-myeloma therapies exhibit encouraging response rates when combined with these approved therapies.
Selinexor plus Pomalyst and
Low-dose
Dexamethasone (SPd) Presented at the ASH 2019 Annual Meeting
In this all oral arm of the Phase 1b/2 STOMP study, oral selinexor
(60-100mg
weekly or
40-80mg
twice weekly) is being evaluated in combination with Pomalyst (3 or 4mg orally, once daily) and low dose dexamethasone (orally, 40mg once weekly or 20mg twice weekly) in patients with relapsed or refractory multiple myeloma who received at least three prior lines of therapy, including a PI and an IMiD, or patients with myeloma refractory to both a PI and an IMiD. The following table is a summary of the interim efficacy data:

Best Responses 1 in Evaluable SPd Patients as of 1-Oct-2019 2

Prior Therapy Status	N 3	ORR	VGPR 4	PR	Median PFS
Pomalyst-naïve and Revlimid refractory or relapsed	32	18 (56%)	6 (19%)	12 (38%)	12.2 months

Pomalyst Treated and Revlimid refractory	14	5 (36%)	1 (7%)	4 (29%)	5.6 months
Key: ORR=Overall Response Rate (VGPR+PR); VGPR=Very Good Partial Response; PR=Partial Response
1	Responses were adjudicated according to the International Myeloma Working Group criteria
2	Based on interim unaudited data
3	Five patients not evaluable for response: one death unrelated to myeloma, one non-compliance
with study procedures, one withdrawal of consent before disease follow up, one death related to progressive disease, or PD; one PD before completing one cycle of therapy
4	One unconfirmed VGPR
Among the patients evaluated for safety as of the data cutoff date, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms; most were manageable with dose modifications and/or supportive care. The most common non-hematologic
treatment-related AEs were nausea (52%), fatigue (52%) and weight loss (39%). As expected, the most common treatment-related Grade 3 and 4 AEs were neutropenia (58%), thrombocytopenia (27%) and anemia (27%).
Selinexor plus Kyprolis and
Low-dose
Dexamethasone (SKd) Presented at the ASH 2019 Annual Meeting
In this arm of the Phase 1b/2 STOMP study, oral selinexor (80 or 100mg once-weekly) is being evaluated in combination with Kyprolis (56mg/m
2
or 70mg/m
2
once weekly) and low dose dexamethasone (orally, 40mg once weekly or 20mg twice weekly) in patients with relapsed refractory multiple myeloma who have received at least two prior therapies, which can include previous treatment with a PI, one or more IMiDs or Darzalex. The median number of prior treatments was four (with a range of two to eight). The following table is a summary of the interim efficacy data:

Best Responses 1 in Evaluable SKd Patients as of 1-Oct-2019 2

Category	N	ORR	CR	VGPR	PR
All (Kyprolis-naïve)	14	10 (71%)	3 (21%)	7 (50%)	—
Key: ORR=Overall Response Rate (CR+VGPR+PR); CR=Complete Response; VGPR=Very Good Partial Response; PR=Partial Response
1	Responses were adjudicated according to the International Myeloma Working Group criteria
2	Based on interim unaudited data

All patients had reductions in myeloma protein, or
M-protein,
from baseline, with 71% of patients experiencing a reduction of 90% or more. As of the data cutoff date, median PFS had not yet been reached.
Among the patients evaluated for safety, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms; most were manageable with dose modifications and/or supportive care. The most common non-hematologic
treatment-related AEs were nausea (71%), fatigue (43%), anorexia (36%), vomiting (36%) and weight loss (36%) and were mostly Grade 1 and 2 events. As expected, the most common treatment-related Grade
≥
3 AEs were hematologic AEs and included thrombocytopenia (64%), anemia (14%) and leukopenia (14%). The recommended Phase 2 dose, or RP2D, was identified as selinexor 80mg and Kyprolis 56mg/m
2
and enrollment continues using this regimen.
Selinexor plus Revlimid and
Low-dose
Dexamethasone (SPd) in Newly Diagnosed Patients with Multiple Myeloma Presented at the ASH 2019 Annual Meeting
In this all oral arm of the Phase 1b/2 STOMP study in patients with newly diagnosed multiple myeloma, selinexor (60mg orally once-weekly) is being combined with Revlimid (25mg orally, once daily) and low dose dexamethasone (orally, 40mg once weekly or 20mg twice weekly). The following table is a summary of the interim efficacy data:

Best Responses 1 in Evaluable SRd Patients as of 1-Oct-2019 2

Category	N 3	ORR	CR	VGPR 4	PR
All	7	6 (86%)	1 (14%)	4 (57%)	1 (14%)
Key: ORR=Overall Response Rate (CR+VGPR+PR)
1	Responses were adjudicated according to the International Myeloma Working Group criteria
2	Based on interim unaudited data
3	One patient was not evaluable for response due to withdrawn consent prior to disease follow-up
4	One VGPR was confirmed on Oct 10, 2019 (after data cut); two VGPR are unconfirmed
The data are early and the median PFS was not reached. Among the patients evaluable for safety, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms; most were manageable with dose modifications and/or supportive care. The most common non-hematologic
treatment-related AEs were diarrhea (63%), weight loss (63%), nausea (50%), constipation (38%), fatigue (38%), hypokalemia (38%) and insomnia (38%) and were mostly Grades 1 or 2. The most common Grade
≥
3 AEs were neutropenia (75%), anemia (50%) and thrombocytopenia (25%). Among the five patients evaluable for dose limiting toxicities, or DLTs, as of the data cutoff date, there were no DLTs observed.
Selinexor plus Darzalex and
Low-dose
Dexamethasone (SDd) Presented at the EHA 2019 Annual Meeting
In this arm of the Phase 1b/2 STOMP study, oral selinexor (dose escalated using either 100mg once weekly or 60mg twice weekly) is being evaluated in combination with Darzalex (16mg/kg intravenously once weekly) and low dose dexamethasone (orally, 40mg once weekly or 20mg twice weekly) in patients with relapsed or refractory multiple myeloma who received at least three prior lines of therapy, including a PI and an IMiD, or patients with multiple myeloma refractory to both a PI and an IMiD. The following table is a summary of the updated interim efficacy data:

Best Responses 1 in Evaluable SDd Patients as of 1-May-2019 2

Category	N 3	ORR	VGPR	PR 4
Darzalex naïve	30	22 (73%)	11 (37%)	11 (37%)

All	32	22 (69%)	11 (34%)	11 (34%)
Key: ORR=Overall Response Rate (VGPR+PR); PR= Partial Response
1	Responses were adjudicated according to the International Myeloma Working Group criteria
2	Based on interim unaudited data
3	Two patients were not evaluable for response as they withdrew consent prior to disease follow up
4	Two unconfirmed PRs

Despite the heavily pretreated nature of the patients in the study, with 100% of the patients having disease refractory to both a PI and an IMiD, only one patient (3%) did not have at least a minimal response. As of the data cutoff date, median PFS had not been reached. Among patients with at least a PR, the median time on treatment was 7.7 months, while the median time on study for all evaluable patients was 4.8 months. Median time to response was 1.0 month. Based on published data, the expected ORR for Darzalex therapy without selinexor in the
PI-
and IMiD-refractory,
Darzalex-naïve
population is approximately 29%, and the anticipated response rate with selinexor-dexamethasone in this population is
≤
30% based on the STORM and previous studies. Thus, the ORR of 73% continues to provide a basis for further evaluation of the SDd combination. Among the 31 patients evaluated for safety, the most common treatment-related AEs were cytopenias, along with gastrointestinal and constitutional symptoms; most were manageable with dose modifications and/or supportive care. The most common non-hematologic
treatment-related AEs were nausea (68%), fatigue (58%), anorexia (32%), insomnia (32%), diarrhea (32%), hyponatremia (32%), and vomiting (26%) and were mostly Grade 1 and 2 events. As expected, the most common Grade 3 and 4 treatment-related AEs were hematologic AEs and included thrombocytopenia (42%), anemia (29%), leukopenia (26%) and neutropenia (23%). Based on these tolerability and efficacy data, the recommended RP2D of SDd is selinexor (100mg orally, once weekly), Darzalex (16mg/kg, once weekly) and dexamethasone (40mg orally, once weekly).
Selinexor plus Velcade and
Low-dose
Dexamethasone (SVd) Published in Blood
2018
In this arm of the Phase 1b/2 STOMP study, oral selinexor was studied in 42 patients who received selinexor (60, 80, or 100mg orally, once or twice weekly) plus Velcade (1.3mg/m
2
subcutaneously) and dexamethasone (20mg orally) once or twice weekly in
21-
or
35-day
cycles. In the dose-escalation phase, patients were randomized to one of two treatment cohorts to receive selinexor once weekly or twice weekly in
21-
or
35-day
cycles, depending on the bortezomib dosing schedule. Based on long-term tolerability and efficacy, the recommended RP2D of SVd was established at 100 mg selinexor once weekly plus 40 mg dexamethasone once weekly and 1.3 mg/m
2
bortezomib once weekly in
35-day
cycles.
Patients had a median of three prior lines of therapy (with a range of one to 11), and 50% were refractory to a PI. Treatment-related Grade 3 or 4 AEs reported in
≥
10% of patients were thrombocytopenia (45%), neutropenia (24%), fatigue (14%), and anemia (12%). The incidence and severity of peripheral neuropathy were low, with four (10%) patients experiencing this AE at a grade limited to two or below. The ORR for the entire population was 63% with an 84% ORR for patients with disease that was not refractory to a PI and 43% in patients with disease refractory to a PI. The median PFS for all patients was 9.0 months; 17.8 months for
PI-nonrefractory,
and 6.1 months for
PI-refractory.
The results from the SVd arm of the STOMP study were published in the journal
Blood
(2018 Dec 13; 132(24): 2546–2554). The SVd arm of the STOMP study served as the basis for the design of the Phase 3 BOSTON study evaluating once-weekly selinexor, once-weekly Velcade and dexamethasone in patients who have had one to three lines of prior multiple myeloma therapy.
Non-Hodgkin’s
Lymphoma
Non-Hodgkin’s
lymphoma, or NHL, is a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. NHL is one of the most common cancers in the United States, accounting for about 4% of all cancers. In 2020, the American Cancer Society, or ACS, estimates that more than 77,000 patients will be diagnosed with NHL and nearly 20,000 deaths will result from the disease. DLBCL is the most common and the most aggressive of the different forms of NHL, making up approximately 18,000 of the new cases diagnosed annually in the United States. Approximately 50% of newly diagnosed patients are currently cured with front-line (typically
“R-CHOP”
chemotherapy) and another approximately 10% of patients are cured with second line intensive chemotherapy followed by autologous stem cell transplantation. The remaining patients generally succumb to the disease, with the median OS of patients with relapsed or refractory

DLBCL after two prior regimens less than one year, and often less than six months. Despite the recent approval of
CAR-T
therapy, many patients with relapsed/refractory DLBCL are not medically stable enough to undergo
CAR-T
therapy. The FDA recently granted accelerated approval to the triplet therapy polatuzumab vedotin, bendamustine, rituximab, known as PBR, for the treatment of adult patients with relapsed or refractory diffuse large
B-cell
lymphoma, not otherwise specified after at least two prior therapies.
The Phase 2b SADAL Study
The SADAL study is an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60mg, twice weekly) in patients that have relapsed or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. At the ASH 2018 annual meeting, we presented top-line
clinical data from the SADAL study demonstrating that selinexor, when administered as a single-agent, is clinically active and capable of producing durable responses associated with prolonged overall survival. Updated data were presented at the 2019 International Conference on Malignant Lymphoma, or ICML, meeting on June 19, 2019. The results presented at the ICML meeting remain consistent with those reported at the ASH 2018 annual meeting and include efficacy results from the final 12 patients who had not reached their first response assessment in time to be included in the previously released top-line
efficacy analyses. Among the 127 patients (median of two prior treatment regimens with a range one to six) who were evaluable for response, as adjudicated by an Independent Central Radiological Review, or ICRR, committee, 36 patients responded (13 CRs and 23 PRs) for an ORR of 28.3%. An additional 11 patients experienced stable disease, or SD, for a disease control rate, or DCR, of 37.0%. Selinexor also demonstrated responses in patients with either GCB or non-GCB
subtypes of DLBCL: the ORR in the 59 patients with the
GCB-subtype
was 33.9% and the ORR in the 63 patients with the
non-GCB
subtype was 20.6%. In addition, there were five patients enrolled whose subtype was unclassified and one of these patients achieved a CR while two of these patients achieved a PR.
The median DOR across responding patients was 9.2 months and responses tended to occur rapidly, with most documented at the first post-baseline radiological evaluation (weeks
8-9).
Median OS for the entire patient population was 9.0 months while median OS has not yet been reached in patients who achieved either a CR or PR. Patients whose disease progressed or had no response to selinexor had a median OS of 4.1 months, which is consistent with the expected poor prognosis (OS <six months) for patients who have relapsed or refractory DLBCL and have been previously treated with two or more lines of therapy.
All 127 patients were included in the safety analyses. The most common treatment-related AEs were cytopenias along with gastrointestinal and constitutional symptoms and were generally reversible and most were manageable with dose modifications and/or supportive care. The most common non-hematologic
AEs were nausea (52.8%), fatigue (37.8%), and anorexia (34.6%) and were mostly Grade 1 and 2 events. As expected, the most common Grade 3 and 4 AEs were thrombocytopenia (39.4%), neutropenia (20.5%) and anemia (13.4%) and were generally not associated with clinical sequelae.
In November 2018, the FDA granted Fast Track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. Selinexor has also been granted Orphan Drug designation by the FDA in DLBCL. Based on the positive results of the SADAL study, we submitted an sNDA to the FDA on December 23, 2019, with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed or refractory DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA filed the application on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under PDUFA. We also plan to submit a MAA to the EMA in 2020 with a request for conditional approval.
We plan to initiate two studies in DLBCL during 2020.
XPORT-DLBCL-030,
which is expected to serve as a confirmatory study for the accelerated approval requested in DLBCL based on the SADAL study, is a Phase 3 trial of selinexor or matching placebo given with the standard combination immunochemotherapy
R-GDP

(rituximab, gemcitabine, dexamethasone, cisplatin) to patients with at least one prior therapy and who are ineligible for high dose chemotherapy and stem cell transplantation (or
CAR-T).
The primary endpoint of the study is PFS, and this study is expected to initiate in mid-2020.
XPORT-DLBCL-025
is a
multi-arm
study of selinexor in combination with commonly used and approved agents for the treatment of DLBCL; this study is expected to begin in the second half of 2020. This study will inform the use of selinexor with a variety of additional agents for the treatment of DLBCL.
Advanced or Metastatic Solid Tumors
Solid tumors represent the vast majority of cancer incidences. Given the large patient population with solid tumors and the mechanistic activity of selinexor that makes it potentially suitable for treating any type of cancer, we are developing selinexor to potentially play a meaningful role across multiple solid tumor indications, either alone or in combination as a backbone therapy. We have seen encouraging single-agent data for selinexor in a variety of solid tumors including PRs and durable SD with disease control greater than three months. Our Phase 1b study in patients with liposarcoma and other sarcomas demonstrated durable SD with single agent selinexor, and our Phase 2 studies of selinexor in gynecological malignancies and glioblastoma multiforme, or GBM, also demonstrated anti-cancer activity, including bona fide PRs as well as prolonged SD. Given the promising single-agent activity in difficult-to-treat
indications and the potential to enhance activity in combination with existing therapies, we are currently developing selinexor in unmet needs like liposarcoma and endometrial cancer with plans to expand development in GBM, and to advance combination therapy development with both standard of care and emerging therapies like immune checkpoint inhibitors.
Liposarcoma
Liposarcoma represents an area of high unmet need, with currently approved treatments for aggressive disease limited to parenteral chemotherapies. Liposarcoma arises from fat cells or their precursors and represents up to 18% of all soft tissue sarcoma, or approximately 2,500 new cases per year in the United Sates. Liposarcoma most commonly occurs in the thigh, behind the knee, the groin, the gluteal area or behind the abdominal cavity. Dedifferentiated liposarcoma is an aggressive form of soft tissue sarcoma that is resistant to both standard chemotherapy and radiation. Liposarcoma has a particularly high rate of recurrence following surgery, especially in cases involving the abdomen. Except for cases that are cured with surgery, most patients with metastatic liposarcoma will succumb to this disease, and novel therapies are needed.
The Phase 2/3 SEAL Study in Liposarcoma
In our Phase 1b trial to evaluate the effects of food and formulation on selinexor pharmacokinetics in patients with soft tissue or bone sarcoma, 31 of 54 sarcoma patients (57%) experienced SD with single agent selinexor treatment. Fifteen of the 54 patients had dedifferentiated liposarcoma. Of these 15 patients with dedifferentiated liposarcoma, 13 (87%) experienced SD and seven (47%) experienced SD of four months or longer.
In light of the Phase 1b data, we are conducting the SEAL (
Se
linexor
in
A
dvanced
L
iposarcoma) study, a multi-center, randomized, double-blind, placebo-controlled Phase 2/3 clinical trial evaluating single-agent oral selinexor in patients with advanced unresectable dedifferentiated liposarcoma who received at least one line of prior systemic therapy. Patients are randomized to receive either 60mg of selinexor or placebo, respectively, each given twice weekly until progression or intolerability. Patients on placebo with confirmed progressive disease are permitted to cross over to the selinexor treatment arm. In June 2018, we reported a successful outcome from the Phase 2 portion of the SEAL study of 56 patients with previously treated, advanced unresectable dedifferentiated liposarcoma. The median number of prior treatment regimens was two (range of two to 10 prior treatment regimens). For the study’s primary endpoint, patients treated with selinexor achieved PFS of 5.5 months, compared to 2.7 months for placebo-treated patients with a hazard ratio of 0.67, representing a 33% reduction in the risk of progression or death. PFS was assessed by an ICRR committee based on RECIST v1.1. In this randomized, blinded Phase 2 portion of the study, selinexor demonstrated a safety and tolerability profile consistent with prior studies with AEs, primarily consisting of nausea, fatigue, anorexia and weight loss, and low levels of Grade 3/4 cytopenias, and no new or unexpected safety signals were identified. The majority of treatment-related AEs were low grade and reversible with dose modifications and/or supportive care. The data from the Phase 2 portion of the SEAL study, which is complete, demonstrate that treatment with selinexor improves PFS (based on the RECIST v1.1 criteria) and supports the currently ongoing Phase 3 portion of the study using RECIST v1.1 response criteria, and for which top-line
data are anticipated in 2020.
The Phase 3 portion of the SEAL study is being conducted in North America and Europe. In this blinded, placebo-controlled Phase 3 study, patients are randomized 2:1 to receive either oral selinexor (60mg twice weekly) until disease progression or intolerability, or placebo. Patients whose disease progresses on placebo will be permitted to cross over to the selinexor arm. The primary endpoint of the Phase 3 portion of the study is PFS as assessed by the ICRR committee based on RECIST v1.1. The Phase 3 study design and primary endpoint of PFS were agreed to by the FDA.
Top-line
data from the Phase 3 portion of the SEAL study are anticipated in 2020. Assuming a positive outcome, these data are intended to support regulatory submissions requesting approval for oral selinexor as a new treatment for patients with advanced unresectable dedifferentiated liposarcoma. Selinexor received Orphan Drug designation by the FDA for the patient population being evaluated in the SEAL study.
Endometrial Cancer
Endometrial cancer, also called endometrial carcinoma, occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control. In the United States, endometrial cancer is the most common cancer of the female reproductive organs. The NCI estimates that approximately 62,000 new cases of endometrial cancer will be diagnosed in 2020, with approximately 12,000 deaths. Endometrial cancer affects mainly post-menopausal women and the average age of a women diagnosed with endometrial cancer is 60.
The Phase 2/3 SIENDO Study in Endometrial Cancer
SIENDO is a randomized, blinded Phase 2/3 trial evaluating selinexor versus placebo as a maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment. During the first quarter of 2019 an Investigational New Drug, or IND, application was submitted by us and accepted by the FDA, resulting in the transition of this study from investigator-sponsored to company-sponsored. The overall objective of SIENDO is to obtain conclusive evidence of efficacy for maintenance selinexor in patients with advanced or recurrent endometrial cancer. This is a multi-national, multi-center trial and is expected to enroll approximately 192 patients. We currently expect to report topline data from the SIENDO study in 2021.
This trial was designed based on the data from our SIGN study, a Phase 2, open-label study of efficacy and safety of oral selinexor in patients with heavily pre-treated,
progressive gynecological cancers. In December 2019, the full results from the SIGN study in patients with recurrent gynecological malignancies were published in
 Gynecologic Oncology
 (I.B. Vergot et.al., Gynecologic Oncology. December 2019). According to the published data, the SIGN study showed selinexor’s promising anti-tumor activity and disease control in gynecological malignancies. Of the 66 patients with ovarian cancer, 20 patients (30%) had disease control, meaning PR or SD for at least 12 weeks, including 7 patients (11%) with a PR. The median duration of response for patients that achieved a PR was 7.4 months. Median PFS for all patients with ovarian cancer was 2.6 months and median OS was 7.3 months. Of the 23 patients with endometrial cancer, eight (35%) had disease control (three PRs and five with SD for at least 12 weeks). Median PFS for the endometrial cancer arm was 2.8 months and median OS was 7.0 months. Across all arms, the most common AEs were nausea (71%), fatigue (68%), decreased appetite (57%), vomiting (53%), weight loss (48%), anemia (36%), and thrombocytopenia (34%), which were managed with supportive care and dose modifications. Notably, fewer Grade 3 and 4 AEs occurred in patients receiving once weekly compared to twice weekly selinexor, with equivalent efficacy.

Glioblastoma
Glioblastoma multiforme, or GBM, is an area of high unmet need, with existing treatments having very limited success in increasing overall surviving rates. GBM is the most common and aggressive malignant primary brain tumor in humans, accounting for 60% of brain tumors in adults. Patients facing GBM face significant morbidity and mortality rates, with over 13,000 deaths per year in the United States. Additionally, GBM patients endure poor prognosis rates, with a
1-year
survival rate of 37.2%, a
5-year
survival rate of 5.1%, and a median survival rate of roughly 10 months. The current standard of care for GBM patients includes surgery, radiation therapy, and chemotherapy. Approved drug treatments for GBM include temozolomide and Avastin
®
(bevacizumab). Despite these treatment options, most patients diagnosed with GBM will quickly succumb to the disease and novel therapies are needed.
The Phase 2 KING Study in Glioblastoma Multiforme
The KING study is a Phase 2 study evaluating the efficacy and safety of oral selinexor in patients with recurrent GBM. In June 2016, we presented data at the American Society of Clinical Oncology, or ASCO, annual meeting where we showed that single-agent oral selinexor demonstrated anti-tumor activity in patients with glioblastoma that recurred after temozolomide and radiation therapy, including selinexor brain penetration at clinically relevant levels, leading to durable anti-cancer activity and disease control of up to 6 months. Specifically, data as of May 23, 2016 from 33 surgically ineligible patients with GBM that progressed after treatment with temozolomide and radiation showed that selinexor dosed twice weekly at 50mg/m
2
(or approximately 80mg flat dosing) demonstrated anti-tumor activity with a 12% ORR (PR or better) and a 33% DCR (SD or better) with durability of up to six months in two patients. The most common AEs were thrombocytopenia, fatigue, anorexia, and nausea, consistent with the selinexor adverse event profile.
In July 2019, updated data were presented at the ASCO 2019 annual meeting based on 76 total patients enrolled in the study as of May 2019. While multiple doses of selinexor were tested in this study (50mg twice weekly, 60 mg twice weekly and 80mg once weekly), the dose of 80mg once per week was determined to be the recommended dose for further evaluation. In the study, there were 30 patients treated with selinexor 80 mg once per week. In this cohort, the rate of patients who were still alive and did not have their disease progress after six
28-day
cycles on therapy (called the
six-cycle
PFS rate) was 30%, the rate of patients who were still alive and did not have their disease progress after six month on therapy (called the six-month
PFS rate) was 19%, and the ORR was 10%. Additionally, the median OS in this arm of the trial was 9.4 months. The most common AEs in this arm of the trial were nausea, fatigue, anorexia, leukopenia, and neutropenia and were predominately Grade 1 and 2 adverse events. No Grade 4 treatment-related AEs were reported in
≥
10% of patients and no fatal (Grade 5) treatment-related AEs were reported.
The Phase 1/2
XPORT-GBM-029
Study in GBM
Based on these positive findings from the KING study, during the second half of 2020, we plan to initiate
XPORT-GBM-029,
a new Phase 1/2 multi-center, open-label study to evaluate selinexor in combination with standard of care therapies. The Phase 1 portion of the study is expected to evaluate selinexor in combination with radiation with or without temozolomide in newly diagnosed GBM and selinexor in combination with lomustine chemotherapy in recurrent GBM. The Phase 2 portion of the study is designed to be a randomized study to compare the combinations evaluated in the Phase 1 portion against standard of care therapies alone in patients with recurrent or newly diagnosed GBM.
Our Other Pipeline Programs
Eltanexor
(KPT-8602)
Eltanexor is a second-generation SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. The mechanism of action for the biological (anti-cancer) activity of eltanexor is believed to be the same as selinexor.

Eltanexor differs from selinexor primarily because it was designed and confirmed to have much lower penetration into the brain in preclinical species compared with selinexor. Following oral administration, animals treated with eltanexor show lower percentage of body weight loss and improved food consumption, as well as less “fatigue behavior,” in comparison to animals similarly treated with selinexor. This allows more frequent dosing of eltanexor, enabling a longer period of exposure at higher levels than is possible with selinexor, which allows for greater indication diversification among our SINE compounds.
In many preclinical model systems, the more intensive dosing regimen leads to superior efficacy in comparison to selinexor treatment.
Therefore, eltanexor may cause fewer side effects which are believed to be mediated through the central nervous system such as nausea, fatigue and anorexia in humans.
As a result, we believe that eltanexor represents a second-generation SINE compound and are evaluating safety, tolerability and efficacy in humans.
We initiated our
first-in-humans
Phase 1/2 clinical trial for eltanexor in patients with relapsed/refractory multiple myeloma in January 2016. At the ASH 2017 annual meeting, we reported positive data from the ongoing Phase 1/2 study demonstrating good tolerability and promising activity in multiple myeloma. The median time on treatment for the overall study population was greater than 130 days, with a range of 10 days to over two years. The ORR across all 34 patients was 21% including one patient with VGPR. No CRs were observed. Among the 14 patients who received a starting dose of eltanexor in combination with dexamethasone, the ORR was 35.7%.
Among the 39 patients evaluable for safety, the most common Grade 1/2 AEs in the multiple myeloma patient population were nausea (54%), fatigue (46%), anemia (38%), diarrhea (38%), dysgeusia (33%), weight loss (33%) and neutropenia (31%). As expected in this patient population, the most common Grade 3/4 AEs were thrombocytopenia (56%), neutropenia (26%), anemia (15%), leukopenia (15%) and hyponatremia (10%). Importantly, nausea, fatigue, diarrhea and vomiting were nearly all Grade 1, generally manageable and transient, and bleeding was uncommon. The maximum tolerated dose was not reached; however, dose escalation was halted as responses were achieved. Based on these data, the RP2D in this patient population has been established as 20mg eltanexor dosed five times per week with 20mg dexamethasone dosed twice weekly.
This Phase 1/2 study has been expanded to include patients with high risk MDS, metastatic CRC or metastatic CRPC to determine the safety, preliminary efficacy, and RP2D of eltanexor in patients with these advanced cancers. These are indications where selinexor and XPO1 inhibition has shown clear activity, but where side effects such as fatigue and anorexia were problematic for patients due to the underlying malignancies.
At the ASH 2019 annual meeting, positive data was presented from the Phase 1/2 study evaluating the safety, tolerability and anti-tumor activity of single-agent oral eltanexor (10mg or 20mg once-daily for five days per week) in elderly patients with higher-risk MDS with disease refractory to hypomethylating agents. Of the 20 patients evaluable for efficacy, seven patients had a complete response without marrow recovery, or mCR, indicating an ORR of 35%. An additional five patients (25%) achieved SD as their best response. Median OS was 10.6 months. The most common treatment-related AEs were hematologic, gastrointestinal and constitutional. The most common non-hematologic
treatment-related AEs were nausea (45%), decreased appetite (40%), fatigue (35%), diarrhea (35%) and dysgeusia (25%); the vast majority were Grade 1 or 2. The most common Grade
≥
3 AEs were anemia (30%), neutropenia (25%), thrombocytopenia (20%) and leukopenia (15%). AEs were dose-dependent and generally managed with supportive care and dose modification. This Phase 1/2 study remains ongoing. Based on these data, we plan to either amend the existing Phase 1/2 study protocol or implement a new protocol to evaluate eltanexor in combination with cedazuridine-decitabine (ASTX727) in patients with newly diagnosed MDS. The dose finding portion of the study evaluating this novel combination is expected to begin during the second half of 2020. Once the RP2D of this combination is established, the study is expected to expand into a Phase 2/3 study to explore the efficacy of this combination in newly diagnosed MDS.
KPT-9274
KPT-9274
is a
first-in-class
orally bioavailable small molecule that is a
non-competitive
dual modulator of
p21-activated
kinase 4, or PAK4, and nicotinamide phosphoribosyltransferase, or NAMPT, which is also known as PBEF or visfatin.
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
lymphoma.
Top-line
results from this Phase 1 study were presented in September 2017 at the European Society of Medical Oncology, or ESMO, annual meeting. Among the 18 patients evaluable for preliminary efficacy, there were six (33%) with SD, the longest for 7.3 months. Tumor reductions were observed in three out of three patients with NAPRT1 deficient tumors. Among the 21 patients evaluated for safety, the most common Grade 2 AEs across dose levels were arthralgia (43%), anemia (24%) and fatigue (24%). The most common drug-related Grade 3 or higher AEs across dose levels include anemia (38%) and fatigue (5%). Gastrointestinal-related AEs were infrequent and low grade. In addition, it was determined that niacin can be safely administered with
KPT-9274
and may improve tolerability, particularly with respect to anemia. Dose escalation remains ongoing and further evaluation of effects in NAPRT1 deficient tumors is planned. Enrollment is planned to continue based on the patients’ NAPRT1 status in a 2:1 ratio with twice as many patients with negative NAPRT1 enrolled versus those patients with positive NAPRT1. These study findings indicate that in patients whose disease has progressed despite most available therapies,
KPT-9274
can induce tumor shrinkage and disease stabilization.
In addition, we plan to evaluate the combination of
KPT-9274
with an
anti-PD1
monoclonal antibody in a phase 1 clinical study in the near future.
Verdinexor (KPT-335):
Oral SINE Compound for Lymphoma in Companion Canines
We have used spontaneously occurring canine cancers as a surrogate model for human malignancies. It is widely known that canine lymphomas display a comparable genetic profile and respond to chemotherapy in a fashion similar to their human counterparts (human NHL, most closely DLBCL). Lymphomas are one of the most common tumors in pet dogs. Lymphoma in dogs is very aggressive and, without treatment, the tumors are often fatal within weeks. The majority of dog lymphomas are DLBCL and most of the others are
T-cell
lymphomas. Given the similarities of dog and human lymphomas, prior to initiating clinical trials of selinexor in humans, we investigated verdinexor
(KPT-335),
a closely related, orally available SINE compound in pet dogs with lymphomas. Verdinexor received a Minor Use / Minor Species, or MUMS, designation from the FDA’s Center for Veterinary Medicine, or CVM, for the treatment of newly-diagnosed or first relapse after chemotherapy lymphomas in pet dogs.
Several different dog tumor cell lines, including those derived from lymphomas, exhibited growth inhibition and apoptosis in vitro upon exposure to nanomolar concentrations of verdinexor. Data from a Phase 1 clinical trial of verdinexor as well as dose expansion study involving pet dogs with cancer, primarily with lymphoma, show efficacy of verdinexor to treat dogs with lymphoma. Side effects included anorexia, weight loss, vomiting and diarrhea and were manageable with dose modulation and supportive care. We conducted an owner observation-based survey and the data indicated that the overall quality of life did not change significantly in dogs treated with verdinexor. Based on these findings, a Phase 2b clinical trial, intended to support regulatory approval under the MUMS designation in the United States, was performed in 58 pet dogs with either newly-diagnosed or first relapse after chemotherapy lymphomas. Verdinexor was administered initially at doses ranging from 25mg/m
2
to 30mg/m
2
two or three days per week. Minimal or no supportive care was given. The results of this Phase 2b clinical trial were published in
BMC Veterinary Research
(Sadowski, A.R., et.al., August 2018). According to the published data, the ORR among the 58 dogs was 37%. The most common AEs related to verdinexor included anorexia, weight loss, vomiting, lethargy and diarrhea. Most events (95%) were considered grade 1 or 2. We submitted the safety and effectiveness sections of a New Animal Drug Application for verdinexor to the CVM in December 2013.
In May 2017, we entered into an exclusive licensing agreement with Anivive Lifesciences, Inc., or Anivive, a privately-held biotech company focused on innovations in the veterinary drug and bioinformatics space, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment and are eligible to receive future milestone payments and royalties. If approved, we believe that verdinexor would represent the first non-chemotherapy-based
approval for the treatment of dog lymphoma.
The Potential of XPO1 in Settings Beyond Oncology
In addition to its role in cancer, XPO1 is known to play a role in neurological, inflammatory, viral, wound healing and other diseases. In the hands of academic collaborators, SINE compounds have shown activity in a variety of non-oncology
models consistent with the biology of XPO1. In January 2018, we entered into an Asset Purchase Agreement with Biogen MA Inc., a subsidiary of Biogen Inc., or Biogen, pursuant to which Biogen acquired
KPT-350,
an investigational new drug application-ready, oral SINE compound with a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions, as well as certain related assets with an initial focus in amyotrophic lateral sclerosis, or ALS. According to publicly available information, an IND application for
KPT-350
(now BIIB100) was filed in December 2018 and the first patient was dosed in a Phase 1 study of sporadic ALS in June 2019.
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
(KPT-335)
is an oral SINE compound and our lead compound that is being evaluated as a potential therapy for viral, inflammatory, and autoimmune indications, in addition to the canine lymphoma program described above. Several autoimmune indications are driven by aberrant pro-inflammatory
responses, particularly uncontrolled
pro-inflammatory
cytokine expression and
NF-kB
activation. These include systemic lupus erythematosus, or SLE, a primary focus of our work with verdinexor. Funded by a grant under the Small Business Innovation Research program, the work to complete pre-clinical
evaluation of verdinexor as a treatment for SLE is expected to finish in early 2020. At such time, we expect to be in position to file an IND application with the FDA. In addition to SLE, we are initiating preclinical research in spinal cord injuries. In September 2019, we and our collaborator were awarded $2.1 million in grant funding from the U.S. Department of Defense to cover all preclinical work required to reach
IND-readiness
in the field of spinal cord injuries.
In addition, several viruses exclusively utilize XPO1 to shuttle cargos necessary for viral replication, such as viral and host proteins from the nucleus to the cytoplasm. Due to the stability of host gene targets compared to viruses which rapidly adapt for best fitness in hosts, targeting host genes may offer an approach to limit drug resistance. We intend to extend preclinical research in viruses that may be relevant to patients with compromised immune systems, such as cytomegalovirus, or CMV. As such, we are conducting pre-clinical
animal studies of verdinexor in
CMV-infected
mice with the National Institutes of Health. We also intend to investigate verdinexor to treat inflammation in virally-suppressed antiretroviral therapy-receiving individuals.

In 2015, we conducted a randomized, double-blind, placebo-controlled, dose-escalating Phase 1 clinical trial of verdinexor in healthy human volunteers in Australia. This study was designed to evaluate the safety and tolerability of verdinexor in healthy adult subjects. Mild to moderate AEs of similar grade and in an equivalent percentage of patients as placebo were reported, and no serious or severe AEs were observed. We plan to continue to explore strategies to pursue the clinical development of verdinexor as a treatment for viral, inflammatory, and autoimmune indications, including potentially partnering with a collaborator or through government-funded grant or contract opportunities.
As part of the exclusive license agreement we entered into with Antengene Therapeutics Limited, or Antengene, in May 2018, we granted Antengene exclusive rights to develop and commercialize verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology
 indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam.
Summary of Mechanism of Action: Transient XPO1 Inhibition by SINE Compounds
Certain functions may only occur within a particular location in the cell, so one of the ways a cell regulates the function of a particular protein is by controlling that protein’s location within the cell. The nuclear pore is a complex gate between the nucleus and cytoplasm, regulating the import and export of most large molecules, called macromolecules, including many proteins, into and out of the nucleus. In healthy cells, nuclear transport, both into and out of the nucleus, is a normal and regular occurrence that is tightly regulated and requires the presence of specific carrier proteins. XPO1 mediates the export of over 220 mammalian cargo proteins and some growth-promoting mRNAs. Particularly, XPO1 mediates the transport of the majority of tumor suppressor proteins and appears to be the only mediator of nuclear export for these proteins. Cancer cells have increased levels of XPO1, causing the increased export of these tumor suppressor proteins from the nucleus. Since the tumor suppressor proteins must be located in the nucleus to survey for DNA damage and initiate programmed cell death, or apoptosis, XPO1 overexpression in cancer cells neutralizes their tumor suppressing function by removing them from the nucleus. By blocking XPO1, our SINE compounds inhibit the export of tumor suppressor proteins, leading to their accumulation and functional reactivation in the nucleus. The accumulation of tumor suppressor proteins in the nucleus amplifies their natural apoptotic function in cancer cells. Because normal cells have little or no DNA damage, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. Further, SINE compounds reduce the translation of certain growth-promoting and anti-apoptosis proteins—often called oncoproteins—by inhibiting the XPO1-mediated nuclear to cytoplasmic transport of a protein called eIF4E (eukaryotic protein translation initiation factor 4E), which itself binds to the

mRNAs that code for these proteins. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins and oncoprotein mRNAs.

We believe that the XPO1-inhibiting SINE compounds that we have discovered and developed to date, including selinexor, have the potential to provide novel, oral, targeted therapies that enable tumor suppressor proteins to remain in the nucleus and promote the apoptosis of potentially any type of cancer cell. In multiple cancer types, patient tumor biopsies have confirmed that selinexor treatment induces nuclear localization of tumor suppressor proteins and, subsequently, cancer cell death, or apoptosis. We believe that XPOVIO is the only currently approved cancer treatment selectively targeting the restoration and increase in the levels of multiple tumor suppressor proteins in the nucleus. We believe that selinexor’s novel mechanism of action and oral administration and low levels of major organ toxicities observed to date in patients treated with selinexor in clinical trials, along with encouraging efficacy data, support the potential for selinexor’s broad use across many cancer types, including both hematological and solid tumor malignancies. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. We own all intellectual property rights related to the compounds that we are developing, including composition of matter and method of use patents covering selinexor issued by the U.S. Patent and Trademark Office in 2015 and which provide patent protection through at least 2032, prior to any adjustments or extensions.
Our Strategy
The critical components of our business strategy are to:
•
Maximize the Commercial Value of XPOVIO and Our Other Drug Candidates.
We are also executing on our U.S. commercial capabilities and supporting the ongoing launch of XPOVIO in the United States. In 2019 we launched XPOVIO in the U.S. market. As of December 31, 2019, approximately 1,400 XPOVIO prescriptions had been fulfilled, driven by strong demand from both academic and community-based oncologists, and XPOVIO had been prescribed by more than 550 unique physicians and healthcare accounts. In 2020, we plan to further penetrate the U.S. commercial market and further educate the medical community about the clinical data that supported the accelerated approval of XPOVIO. Outside of the United States, we will either work with existing and potential partners to establish such commercial infrastructure or may consider establishing this infrastructure ourselves on a case by base basis. To date, we have entered into several strategic arrangements.
In October 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd. for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ASEAN countries. In May 2018, we entered into an exclusive license agreement with Antengene under which we granted Antengene exclusive rights to develop and commercialize selinexor, eltanexor and
KPT-9274,
each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology
 indications. We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the oncology field in mainland China and Macau and licensed the development and commercial rights to Antengene for
 KPT-9274
 in the oncology field and verdinexor in the
 non-oncology
field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. We currently hold development, marketing, and commercialization rights for selinexor in all other countries and are developing selinexor and seeking regulatory approval for its use in oncology indications without a collaborator in North America and Europe.

•
Continue to Develop and Seek Regulatory Approvals of Selinexor, Our Lead Novel Drug Candidate, in North America and Europe.
We plan to seek regulatory approvals of selinexor in North America and Europe for each indication in which we receive favorable results in a trial with a survival endpoint that is registration-enabling. As we did with XPOVIO based on results of the STORM study, we may also seek regulatory approvals where a clinical trial demonstrates significant data in a surrogate endpoint, such as overall response rate, that could allow for accelerated or conditional approval. We or our current or future partners may seek marketing approvals in other geographies as well.

•
Maintain Our Competitive Advantage and Scientific Expertise in the Field of Nuclear Transport.
To further our understanding of the role nuclear transport plays in the underlying biology of cancer, as well other major diseases, we plan to continue research in the field of nuclear transport and related areas, primarily by fostering relationships with scientific advisors and physicians. We continue to explore a variety of standard and novel combinations of other anti-cancer agents with our SINE inhibitors, and these non-clinical
studies are anticipated to provide support for new clinical investigations. One such example includes the recently initiated combination study of selinexor with Venclexta
®
(venetoclax), an oral inhibitor of the oncoprotein
bcl-2.
Pre-clinical
studies have suggested that the combination may be synergistic in killing cancer cells and a new investigator-sponsored study at Vanderbilt University was initiated to evaluate the clinical potential of this combination. Beyond oncology, we have taken this approach in the past with
KPT-350,
an oral SINE compound for which we developed a preclinical data package supporting potential efficacy in a number of neuro-inflammatory conditions, which Biogen acquired from us in early 2018.
KPT-350
was renamed BIIB100 and is currently in clinical evaluation to treat ALS. We believe that investing in the recruitment of exceptional advisors, employees, and management is critical to our continued leadership in the nuclear transport field. We are collaborating with leading patient advocacy groups to provide education on the science behind our SINE compounds and to support the development and execution of clinical trials. We have advanced the understanding and potential application of SINE compounds in cancer treatment through a broad range of collaborations with leading institutions engaged in evaluating SINE compounds in clinical trials in the United States, Canada, many European countries, Australia, India, Israel, Singapore and elsewhere.

•	Continue Developing our Pipeline of Novel Drug Candidates. To date, we have identified several drug candidates: our oral SINE compounds selinexor, eltanexor and verdinexor and our oral dual

PAK4/NAMPT inhibitor,
KPT-9274.
A fifth program,
KPT-350
for ALS and other neuro-inflammatory conditions, was sold to Biogen in January 2018. We may also identify or in-license
novel drug candidates for development in oncology in the future.

•
Maximize the Value of Our Other SINE Compounds in Non-Oncology Indications through Collaborations.
We may seek to enter into global or regional development, marketing, and commercialization collaboration arrangements for our other SINE compounds in non-oncology
indications. For example, in May 2018, we licensed the development and commercial rights to Antengene for verdinexor in the non-oncology
 field in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. As described above, in January 2018, we entered into an asset purchase agreement with Biogen pursuant to which Biogen acquired
KPT-350
as well as certain related assets with an initial focus in ALS.

Our Focus: Nuclear Transport
Cancer is a disease characterized by unregulated cell growth. Cancer cells develop when DNA inside the nucleus of normal cells accumulates damage in genes that regulate cell growth and survival. In healthy cells, proteins called tumor suppressor proteins located in the cell nucleus help prevent accumulation of DNA damage (mutations, chromosomal translocations and other abnormalities) by monitoring DNA for damage, and if damage is detected, the tumor suppressor proteins direct the cell to attempt to repair it. However, if the DNA damage is too severe, the tumor suppressor proteins direct the cell to die in a process called apoptosis.
Proteins, however, are not made inside the nucleus but rather made outside of the nucleus in an area called the cytoplasm. A membrane, called the nuclear membrane, separates the nucleus from the cytoplasm. Larger nuclear proteins, including tumor suppressor proteins, must be transported from the cytoplasm where they are made into the nucleus to perform their functions in keeping a cell healthy. Similarly, when they have completed their normal functions, these proteins are typically exported back into the cytoplasm. Proteins move between the nucleus from the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules, including many other proteins and RNAs, enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins which mediate the import of macromolecules into the nucleus are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins. Therefore, the processes of import and export are carried out separately and are typically regulated independently.
Eight exportins have been identified in human cells. One such export carrier protein was discovered in 1999 and is called exportin 1, or XPO1 or CRM1. XPO1 exports over 220 proteins referred to as its “cargo proteins.” In particular, XPO1 appears to be the sole exporter for most of the tumor suppressor proteins including p53, p73, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E, or eIF4E, also called the “mRNA cap binding protein.” eIF4E binds to the mRNAs for many growth-regulating proteins, including
c-myc,
bcl-2,
bcl-6
and cyclin D. eIF4E depends on XPO1 to help carry these growth-promoting mRNAs from the nucleus into the cytoplasm where the mRNAs are efficiently translated into proteins. XPO1 also exports the anti-inflammatory (and anti-tumor) protein I
k
B, which inhibits a protein called NF-
k
B. NF-
k
B is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases. By exporting I
k
B out of the nucleus, XPO1 augments NF-
k
B activity.
XPO1 levels are reported to be elevated in nearly all cancer cells when compared to their healthy cell counterparts. Therefore, these elevated levels of XPO1 in cancer cells mediate the rapid export of tumor suppressor proteins as well as I
k
B and eIF4E out of the nucleus. When compared to healthy cells, the increased export of tumor suppressor proteins in cancer cells may lead to reduced monitoring for DNA damage, the normal triggering of apoptosis and increased NF-
k
B activity. Higher levels of XPO1 expression in cancer cells is also generally correlated with resistance to chemotherapy and poor prognosis of patients.
Inhibiting XPO1 leads to accumulation of tumor suppressor proteins as well as eIF4E and I
k
B in the cell nucleus, which has been confirmed in a variety of preclinical models as well as in tumor biopsy tissues from patients treated with selinexor. Nuclear retention of tumor suppressor proteins increases their efficiency in detecting DNA damage and subsequently triggering apoptosis in cancer cells. In addition, blocking XPO1 can cause accumulation of eIF4E-bound growth-promoting mRNAs, which may cause a reduction in the levels of growth-promoting proteins in cancer cells; this has also been confirmed in preclinical models and in patients’ tumor biopsy tissues. Accumulation of I
k
B in the nucleus inhibits NF-
k
B, which may be beneficial in overcoming chemotherapy resistance and in treating autoimmune, inflammatory, and neuro-inflammatory disease; this too has been detected in both preclinical models and in human cancer tissues from treated patients. For these reasons, we believe blocking XPO1 is a good strategy for treating cancer as well as autoimmune, inflammatory and neuro-inflammatory diseases. The figure below depicts the process by which XPO1 mediates the nuclear transport process.
XPO1 Mediation of Nuclear Transport
Our Approach: Targeting Nuclear Export with SINE Compounds

XPOVIO, our approved XPO1 inhibitor, and our drug candidates are first-in-class,
oral,
SINE
compounds. SINE compounds inhibit XPO1-mediated nuclear export by strongly, yet reversibly, binding to the XPO1 cargo binding site, effectively blocking the XPO1-cargo protein interaction. The transient XPO1 inhibition period that we have observed to date with our SINE compounds appears to be sufficient for elevation of tumor suppressor protein levels and I
k
B in the nucleus. Accumulation of tumor suppressor proteins in the nucleus of cancer cells allows them to perform their normal role of detecting DNA damage, thereby inhibiting a cancer cell’s ability to divide and promoting apoptosis.
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
Our Initial Indication: Cancer
According to the World Health Organization, cancer is the second leading cause of death globally and responsible for an estimated 9.6 million deaths in 2018. Globally, about 1 in 6 deaths is due to cancer. Additionally, cancer is one of the most important health issues facing patients in the United States. The American Cancer Society estimates that in the United States, more than 16.9 million Americans with a history of cancer were alive on January 1, 2019 and more than 1.8 million new cancer cases are expected to be diagnosed in 2020. Approximately 600,000 Americans are expected to die of cancer in 2020.
The most common methods for treating patients with cancer are a combination of surgery, radiation, and drug therapy. Locoregional therapies, such as surgery and radiation therapy, are particularly effective with localized disease. However, in situations where the cancer has spread beyond the primary site or cannot otherwise be treated through locoregional therapies, physicians generally use systemic drug therapies. In many cases, drug therapy includes combinations of several different drugs. An early approach to cancer treatment was through cytotoxic drugs that kill rapidly proliferating cancer cells by nonspecific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs have been effective in the treatment of some cancers, they act in an indiscriminate manner, killing healthy cells as well as cancer cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in promoting cancer cell death. A different approach to pharmacological cancer treatment has been to develop drugs referred to as targeted therapeutics, which target specific biological molecules in the human body that play a role in the rapid cell growth and spread of cancer. Targeted therapeutics are designed specifically to exploit vulnerabilities in cancer cells to improve efficacy and to minimize side effects. The drugs are designed to either attack a target that causes uncontrolled growth of cancer cells because of a genetic alteration more often found in cancer cells than in healthy cells or attack a target that cancer cells are more dependent on for their growth than are healthy cells.
Our SINE compounds are novel therapies specifically designed to force nuclear accumulation in the levels of multiple tumor suppressor and growth regulatory proteins. When tumor suppressor proteins are located in the cell nucleus, they assess the integrity of a cell’s DNA. In cells with heavily damaged DNA, such as cancer cells, these tumor suppressor proteins induce cell death, or apoptosis.
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
Since our founding by Dr. Sharon Shacham in 2008, our goal has been to establish a leading, independent oncology business. We are led by Dr. Shacham, our President and Chief Scientific Officer, and Dr. Michael Kauffman, our Chief Executive Officer. Dr. Kauffman played a leadership role in the development and approval of Velcade at Millennium Pharmaceuticals and of Kyprolis while serving as Chief Medical Officer at Proteolix and then Onyx Pharmaceuticals. Both prior to her founding of Karyopharm and while at Karyopharm, Dr. Shacham has played a leadership role in the discovery and development of many novel drug candidates, which have been or are being tested in human clinical trials.
Since our inception, we have devoted most of our efforts to research and development. Beginning in July 2019, we have generated revenue from the commercial sale of XPOVIO
®
(selinexor). Net product sales for the year ended December 31, 2019 was $30.5 million. As of December 31, 2019, we had an accumulated deficit of $873.3 million. We had net losses of $199.6 million, $178.4 million and $129.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Our Strategic Relationships
On May 23, 2018, we entered into a license agreement with Antengene Therapeutics Limited, a corporation organized and existing under the laws of Hong Kong, or Antengene, and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China, pursuant to which we granted Antengene exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor and
 KPT-9274,
 each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology
indications. We licensed the development and commercial rights to Antengene for selinexor and eltanexor in the oncology field in mainland China and Macau and licensed the development and commercial rights to Antengene for
KPT-9274
in the oncology field, as well as verdinexor in the
 non-oncology
 field in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the ASEAN countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam). Under the terms of the Antengene Agreement, we received an upfront cash payment of $11.7 million and are entitled to receive up to $105.0 million in milestone payments from Antengene if certain development goals are achieved and up to $45.0 million in milestone payments from Antengene if certain sales milestones are achieved. We are further eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor in China and Macau, and tiered single- to double-digit royalties based on future net sales of
 KPT-9274
 and verdinexor in the licensed territories. Antengene’s obligations under the license agreement have been guaranteed by Antengene Corporation Co. Ltd.
According to publicly available information, Antengene filed Clinical Trial Applications, or CTAs, in China with the National Medical Products Administration, or NMPA, for selinexor in multiple myeloma and DLBCL in 2019. The multiple myeloma CTA, known as MARCH, supports a clinical study of selinexor plus dexamethasone in patients whose disease is refractory to lenalidomide and bortezomib. The first patient in this study was enrolled in September 2019. The DLBCL CTA, known as SEARCH, supports a clinical study of selinexor both as single agent and in combination with
ATG-008,
for the treatment of relapsed/refractory DLBCL. Also, Antengene announced on January 3, 2020 that the Food and Drug Administration, Ministry of Health and Welfare, Taiwan has recently approved the commencement of a phase I open-label clinical trial for the PAK4/NAMPT dual target oral inhibitor
KPT-9274
in patients with advanced solid tumors or NHL which have progressed despite standard therapy, for whom no standard therapy exists, or who have refused standard therapy.
On January 24, 2018, we entered into an asset purchase agreement with Biogen pursuant to which Biogen acquired our oral SINE compound
KPT-350
and certain related assets. XPO1 mediates the nuclear export of multiple proteins that impact neurological and inflammatory processes. Consequently, inhibition of XPO1 by
KPT-350
results in a reduction in inflammation and an increase in anti-inflammatory and neuroprotective responses.
KPT-350
penetrates the blood brain barrier to a greater degree than other SINE compounds. Preclinical data generated largely by external collaborators show efficacy of
KPT-350
and related SINE compounds in animal models of amyotrophic lateral sclerosis, multiple sclerosis, traumatic brain injury, epilepsy, and other neuro-inflammatory indications. We received a one-time
upfront payment of $10.0 million from Biogen and are eligible to receive additional payments of up to $207 million based on the achievement by Biogen of future specified development and commercial milestones. We are also eligible to receive tiered royalty payments that reach low double digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product or the expiration of specified patent protection for the applicable product, determined on a county-by-country
basis. According to publicly available information, an IND application for
KPT-350
was filed in December 2018 and the first patient was dosed in a Phase 1 study of sporadic ALS in June 2019.
Effective October 11, 2017, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, whereby Ono received rights to develop and commercialize selinexor and eltanexor at its own cost and expense, for the diagnosis, treatment and/or prevention of all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ASEAN countries, which we refer to as the Ono Territory. In exchange, we received a one-time
upfront payment of ¥2.5 billion (approximately US$21.9 million) from Ono and retain all rights to selinexor and eltanexor outside the Ono Territory. We are eligible to receive up to an additional ¥19.15 billion (approximately US$176.2 million at the exchange rate on December 31, 2019) if specified future development and commercial milestones are achieved by Ono. We are also eligible to receive low double-digit royalties based on future net sales of selinexor and eltanexor in the Ono Territory. Ono will have the ability to participate in any global clinical study of selinexor and eltanexor and will bear the cost and expense for patients enrolled in clinical studies in the Ono Territory.
In May 2017, we entered into an exclusive licensing agreement with Anivive Life Sciences, Inc., or Anivive, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In exchange, we received an upfront payment of $1.0 million and a subsequent milestone of $250,000 and are eligible to receive up to $43.25 million in future regulatory, clinical and commercial milestone payments, assuming approval in both the United States and the European Union. In addition, Anivive agreed to pay us up to low double-digit royalty payments based on future net sales of verdinexor. If approved, we believe that verdinexor would represent the first non-chemotherapy-
based approval for the treatment of dog lymphoma.
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
We file patent applications directed to the composition of matter and methods of use and manufacture for our drug candidates. As of February 10, 2020, we were the sole owner of 20 patents in the United States and we had 10 pending patent applications in the United States, two pending international applications filed under the Patent Cooperation Treaty, or PCT, 59 granted patents and 96 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. The technology underlying such pending patent applications has been developed by us and was not acquired from any in-licensing
agreement.
The intellectual property portfolios for our key drug candidates as of February 10, 2020 are summarized below.
•
Selinexor (KPT-330)
: Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor, as well as methods of making selinexor, and consists of five issued U.S. patents (two patents are specific to selinexor, two other patents cover both selinexor and verdinexor and the fifth patent covers polymorphs of selinexor), 23 issued foreign patents, 43 pending foreign patent applications, two pending U.S.
non-provisional
applications, including one directed to polymorphs of selinexor and one pending U.S. provisional patent application. Any patents that may issue in the United States as part of our selinexor patent portfolio, with the exception of a patent directed to the polymorphs of selinexor, will expire in 2032, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trademark Office, or USPTO, or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire in 2032. Any patents that may issue in the United States directed to the polymorphs of selinexor will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patent issued in foreign jurisdictions will likewise expire in 2035. If a non-provisional
patent application claiming the benefit of the pending U.S. provisional patent application referenced above is filed in 2020, any patents that may issue from such applications will expire no earlier than 2040.
•
Selinexor (Wound Healing)
: Our patent portfolio covering selinexor for wound healing, including acute and chronic wounds, covers methods of using selinexor or verdinexor for wound healing, including systemic and topical uses, and consists of one issued U.S. patent and one granted European patent. The U.S. patent will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delay by the USPTO or patent term extension under the Hatch-Waxman Act. The European patent will likewise expire in 2034.
•	Verdinexor (KPT-335) : Our selinexor patent portfolio described above, with the exception of the applications directed to polymorphs of selinexor, also covers both the composition of matter and methods of use of verdinexor, as well as methods of making verdinexor. There are four issued U.S. Patents that cover verdinexor. One patent is specific to verdinexor, two patents cover both verdinexor and selinexor (also referenced above with respect to selinexor) and the other covers veterinary uses of verdinexor.
•
Eltanexor
(
KPT-8602)
: Our eltanexor patent portfolio covers both the composition of matter and methods of use of eltanexor, and consists of two issued U.S. patents, one pending non-provisional
U.S. patent application, nine issued foreign patents, 20 pending foreign patent applications and one pending PCT application. The PCT application provides the opportunity for seeking protection in all PCT member states. Any patents that may issue in the United States as part of our eltanexor patent portfolio, with the exception of a patent based on the pending PCT application, will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2034. Any patents that may issue in the United States based on the pending PCT application will expire in 2039, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2039.
•
PAK4/NAMPT Inhibitors
: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as
KPT-9274,
and consists of five patent families with nine issued U.S. patents, five issued foreign patents, two pending U.S.
non-provisional
patent applications, and 28 pending foreign patent applications in total. Any patents that may issue in the United States based on the pending U.S.
non-provisional
applications will expire in 2034 for the earliest filed application and 2036 for the remaining application, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2034 or 2036. Foreign patent applications covering the composition of matter and methods of use of
KPT-9274
have been filed in 21 countries/regions.
In addition to the patent portfolios covering our key drug candidates, as of February 10, 2020, our patent portfolio also includes five patents (U.S. Patent Nos. 8,513,230, 9,303,000, 9,428,490, 9,550,757 and 10,526,295) and 17 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies and biomarkers for XPO1 inhibitors. In the United States, we have trademark registrations for our name and logo, and a combination of the two, XPOVIO, and PORE for our online portal. We also have pending applications to register two additional possible drug names (examination is currently suspended), and KARYFORWARD and a KARYFORWARD logo for our financial aid and charitable services. Outside the United States, XPOVIO is registered or pending in thirty additional jurisdictions, and is registered or pending in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional
patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “—Government Regulation—Patent Term Restoration and Extension” below for additional information on such extensions. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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
There are several companies developing or marketing treatments for cancer and the other indications on which we currently plan to focus, including many major pharmaceutical and biotechnology companies. To our knowledge, only one other company with an XPO1 inhibitor has enrolled patients in clinical trials at the present time. Stemline Therapeutics, Inc. announced in January 2015 that it had exclusively licensed the rights to develop and commercialize
SL-801
(felezonexor), an oral XPO1 inhibitor, from CanBas Co., Ltd. In December 2015, Stemline announced the opening of its IND and planned initiation of a clinical development program in multiple cancer types. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors. Updates were provided at the ESMO 2019 annual meeting indicating one patient had realized a partial response and some other patients had experienced stable disease.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs, or commercialize existing drugs in new indications, and those drugs are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Generic drugs for the treatment of cancer and the other indications on which we currently plan to initially focus are currently on the market, and additional drugs are expected to become available on a generic basis over the coming years. As we have seen with XPOVIO, and in multiple myeloma, if we obtain marketing approval for our other drug candidates or for selinexor in other indications, we expect that they will be priced at a significant premium over generic versions of older chemotherapy agents and other cancer therapies.
The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our drug candidates may compete with many existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our drug candidates will be complimentary with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors.
In addition to currently marketed therapies, there are also a number of drugs in late stage clinical development to treat cancer and the other indications on which we plan to initially focus. These drugs in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our drug candidates for which we obtain marketing approval.
XPOVIO and, if approved, our other lead drug candidates may compete with the investigational therapies and currently marketed drugs discussed below.
Multiple Myeloma
Over the past 15 years, ten agents have been approved in the United States for the treatment of patients with multiple myeloma: bortezomib (Velcade
®
, Takeda), lenalidomide (Revlimid
®
, Celgene), thalidomide (Thalomid
®
, Celgene), liposomal doxorubicin (Doxil
®
, Janssen), carfilzomib (Kyprolis
®
, Amgen), pomalidomide (Pomalyst
®
, Celgene), panobinostat (Farydak
®
, Novartis), daratumumab (Darzalex
®
, Janssen), elotuzumab (Empliciti
®
, BMS), and ixazomib (Ninlaro
®
, Takeda). Approved indications range from the treatment of newly diagnosed patients to those with relapsed and/or refractory multiple myeloma.
Several other anti-cancer agents are in late-stage development for the treatment of patients with multiple myeloma, including anti-B
cell maturation antigen (BCMA), based
CAR-T
therapies such as bb2121 and
CC-93269
(Bluebird Bio/Celgene/BMS), JCHARHI25 (Juno Therapeutics/Celgene),
P-BCMA-101
(Johnson &

Johnson/Poseida Therapeutics),
JNJ-4528
(LCAR-B38M, Johnson & Johnson/Legend BioTech) and
CAR-T-BCMA
(Novartis); monocolonal antibodies such as isatuximab (Sanofi),
TAK-079
(Takeda); antibody-drug conjugates such as belantamab mafodotin (GSK2857916, GlaxoSmithKline);
bi-specific
antibodies such as AMG420 (Amgen), REGN5458 (Regeneron) and
PF-06863135
(Pfizer); and other novel agents such as ibrutinib (Imbruvica
®
, Abbvie/Roche), venetoclax (Venclexta
®
, Abbvie), plitidepsin (PharMar), masitinib (AB Sciences), filanesib (Array Biopharma), oprozomib (Amgen), ricolinostat (Celgene) and melflufen (Oncopeptides).
Non-Hodgkin’s
Lymphoma (NHL)
The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab (Rituxan
®
, Roche). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used. Over the past two years, three therapeutic interventions have been approved in the United States for the treatment of patients with relapsed refractory DLBCL, or RR DLBCL, who have received at least two prior therapies: tisagenlecleucel (Kymriah
®
, Novartis) and axicabtagene ciloleucel (Yescarta
®
, Kite/Gilead), both
CAR-T
therapies, and polatuzumab vedotin (Policy
®
, Genentech/Roche). On December 30, 2019, MorphoSys announced its submission of a biologics license application (BLA) to the FDA for tafasitamab in RR DLBCL. Newer targeted agents such as the BTK inhibitor ibrutinib (Imbruvica
®
, Pharmacyclics) and the immunomodulatory drug lenalidomide (Revlimid
®
, Celgene) have also shown activity in DLBCL. There are also a number of other widely used anti-cancer agents that have broad labels which include NHL, and some of these are being evaluated alone or in combination for the treatment of patients with DLBCL that have relapsed after treatment with chemotherapy. Other anti-cancer agents are also being evaluated in the treatment of DLBCL, including but not limited to, tafasitamab
(MOR-208,
MorphoSys), polatuzumab vedotin (Polivy
™
, Roche), magrolimab
(Hu5F9-G4,
Forty Seven, Inc.), umbralisib/ublituximab (TG Therapeutics), mosunetuzumab (Roche),
ADCT-402
(ADC Therapeutics), zanubrutinib (Brukinsa
™
, Beigene), everolimus (Afinitor
®
, Novartis), venetoclax (Venclexta
®
, Abbvie), acalabrutinib (Calquence
®
, Acerta Pharma), blinatumomab (Blincyto
®
, Amgen), durvalumab (Imfinzi
®
, AstraZeneca), nivolumab (Opdivo
®
, BMS), pembrolizumab (Keytruda
®
, Merck), avelumab (Bavencio
®
, Pfizer/EMD Serono) and brentuximab vendotin (Adcetris
®
, Seattle Genetics). In addition, other
CAR-T
therapies are currently in clinical development.
Dedifferentiated Liposarcoma (DDLS)
Sarcomas are a group of cancers which arise from connective tissue and bone, of which more than 50 subtypes exist. Liposarcoma is one of the more common types of soft tissue sarcoma. The initial treatment for liposarcoma is surgery with or without radiotherapy when possible. When liposarcoma is not amenable to surgery (i.e., unresectable), various systemic treatments, including multiagent and sometimes single agent chemotherapy are used. Agents used in combination therapies include: doxorubicin, ifosfamide, epirubicin, gemcitabine, dacarbazine, docetaxel and vinorelbine. There are a number of anti-cancer agents that have board soft tissue sarcoma labels and are typically used as single agents after initial systemic therapy, which include liposomal doxorubicin, temozolomide, vinorelbine, pazopanib (Votrient
®
Novartis), larotrectinib (for neurotrophic tyrosine receptor kinase, or NTRK, gene fusion-positive sarcomas—Vitrakvi
®
, Bayer) and entrectinib (for NTRK gene fusion-positive sarcomas—Rozlytrek
®
, Genentech/Roche).
Selinexor in being evaluated in patients with advanced, unresectable, dedifferentiated relapsed or refractory liposarcoma who have received at least two prior therapies. Two agents have been approved in the United States for the management of unresectable or metastatic liposarcoma who have received a prior anthracycline-containing regimen: eribulin (Halaven
®
, Eisai Inc. 2017) and trabectedin (Yondelis
®
, Janseen 2019). Other anti-cancer agents are also being evaluated in the treatment of dedifferentiated liposarcoma, including but not limited to HDM201 and LEE011 (Novartis), cabazitaxel (Jevtana
®
, Sanofi), abemaciclib (Verzenio
®
, Lilly), plitidepsin (PharmaMar), Ipilimumab/Nivolumab (BMS), and Pembrolizumab (Keytruda
®
, Merck). The effectiveness of existing treatments for unresectable or metastatic liposarcoma remains limited and few trials have specifically evaluated dedifferentiated liposarcoma at an advanced stage.

Competition with XPO1 Inhibitors
Drug compounds currently in preclinical studies, if developed and approved, could also be competitive with our drug candidates, if approved. In January 2015, Stemline Therapeutics, Inc. announced that it had exclusively licensed the rights to develop and commercialize
SL-801,
an XPO1 inhibitor, from CanBas Co., Ltd. Stemline currently has a Phase 1 trial that is open and enrolling patients with advanced solid tumors and updates were provided at the 2019 ESMO annual meeting indicating one patient had realized a partial response and some other patients had experienced stable disease. Additionally, Kosan Biosciences Inc. (acquired by Bristol-Myers Squibb Company) had evaluated compounds derived from leptomycin B in preclinical studies. To our knowledge, the Kosan compounds are not currently being developed and have never entered human studies.
With respect to indications other than cancer, there are many currently marketed therapies and drugs in late-stage clinical development to treat non-oncology
indications which we may develop of our XPO1 inhibitors. However, to our knowledge, there are no other XPO1 inhibitors in clinical development for the treatment of any diseases other than cancer, including indications such as autoimmune and inflammatory diseases or wound healing. There is no published information on the use of the preclinical compounds that have been developed by Kosan Biosciences or CanBas Co./Stemline in models other than cancer.
Competition with PAK4/NAMPT Dual Inhibitors
Our
first-in-class
PAK4/NAMPT dual inhibitor
KPT-9274,
if developed and approved, would compete with currently marketed therapies and drugs in clinical development to treat cancer. However, there are currently no marketed therapies that target PAK4 and/or NAMPT. We are not aware of any company focusing on the development of a PAK4/NAMPT dual inhibitor.
 KPT-9274
is orally bioavailable and has demonstrated in
pre-clinical
studies consistent pharmacokinetics properties, minimal brain penetration, and minimal inhibition of cytochrome P450
(CYP-450)
enzymes. In early animal models,
KPT-9274
has not shown the retinal and cardiac effects observed with certain NAMPT inhibitors.
Pfizer Inc. developed
PF-03758309,
a
non-selective
PAK inhibitor, meaning that this compound inhibited several of the PAK family members, and not solely PAK4, through Phase 1 clinical development, but that compound had poor oral bioavailability in both animals and humans and, to our knowledge, development has been discontinued. We are aware that PAK4 biology is being evaluated preclinically by AstraZeneca plc and Genentech, Inc. (acquired by Roche Holding AG). We are aware of a possible first in human clinical trial by Arcus Bioscience for its PAK inhibitor in 2020. We are not aware of any other PAK4 inhibitors that are in clinical development at the present time.
In addition to
KPT-9274,
we are aware of three NAMPT inhibitors that have entered phase 1/2 human clinical trials in patients with solid tumors or lymphomas. These compounds include GMX1778 (also known as
CHS-828,
Teva), GMX1777 (water-soluble derivative of GMX1778, Teva), and APO866 (also known as FK866 and WK175). APO866 and GMX1777 was delivered as parenteral infusions, while GMX1778 was evaluated by oral dosing. The safety and preliminary efficacy of these inhibitors as reported in the literature appeared to show unfavorable pharmacokinetics properties (limited/no oral bioavailability, poor plasma stability, high inter- and intra-patient variability, and drug-drug interactions). To our knowledge, development of these inhibitors were discontinued. We are also aware that
OT-82
(OncoTartis) has advanced to first in human clinical development stage. We are aware that NAMPT biology is being evaluated by Genentech, Inc., Eli Lilly & Company, Millennium/Takeda Pharmaceutical Company Ltd., OncoTartis, Inc., Arcus Bioscience, Aurigene Discovery Technologies Limited, and at some academic institutions. We are not aware of any other NAMPT inhibitors in clinical development.
Manufacturing
We do not have any manufacturing facilities or personnel. We currently utilize and expect to continue to utilize third parties for the manufacture and testing of our preclinical, clinical, and commercial drug products. We have engaged one third-party manufacturer to obtain the active pharmaceutical ingredient for selinexor for clinical and commercial testing. We have engaged a separate third-party manufacturer for fill-and-finish
 (tableting) services and have entered into a three-year supply agreement for the manufacture of selinexor 20 mg tablets with this manufacturer. We obtain all other selinexor supplies or materials on a purchase order basis and do not have a long-term supply arrangement in place at this time. We currently maintain sufficient inventories to exceed our two-year
forecasts for selinexor and do not have arrangements in place for a redundant supply. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish
 services as part of our long-term commercial supply plans.
All of our drug products/candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry and formulation processes of selinexor has been developed to meet our large-scale manufacturing needs and do not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND
foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND
foreign studies are conducted in a manner comparable to that required for IND studies.
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
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case
basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency
settings);
intermediate-size
patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2020 of $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.
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

In April 2014, the EU passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the EU, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.
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
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized
enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off
meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to
€
20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the UK left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the UK and the UK have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the UK will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the UK covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called
health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced
and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
In the United States, we participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs, and other governmental pricing programs. We also have obligations to report the average sales price for certain of our drugs to the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid.
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if average manufacture price increases more than inflation (measured by reference to the Consumer Price Index - Urban). If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters.
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Manufacturer-submitted information is used by CMS to calculate Medicare payment rates. Civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing or other information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid for our covered outpatient drugs.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. HRSA requires the federal ceiling price to be reported quarterly.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. HRSA also implemented a new price reporting system during the first quarter of 2019, under which manufacturers are now required to report their 340B ceiling prices to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:
•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340B eligible entities and the submission of false or fraudulent pricing information to government entities;
•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to clinicians and teaching hospitals (and beginning in 2022, additional non-physician clinicians including physician assistants and nurse practitioners) and clinician ownership and investment interests; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Since enactment of the ACA, there have been and continue to be numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the
ACA-mandated
“Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale
discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket
by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket
spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal
government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own
FDA-approved
drugs that are authorized for sale in other countries (multi-market approved products).
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees
As of February 14, 2020, we had 347 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
Information about our Executive Officers
The following table lists the positions, names and ages of our current executive officers:

Name	Age	Position
Michael G. Kauffman, M.D., Ph.D.	56	Chief Executive Officer and Director
Sharon Shacham, Ph.D., M.B.A.	49	President and Chief Scientific Officer
Christopher B. Primiano, J.D., M.B.A.	39	Executive Vice President, Chief Business Officer, General Counsel and Secretary
Ran Frenkel, RPh.	51	Chief Development Operations Officer
Jatin Shah, M.D..	45	Executive Vice President, Chief Medical Officer
Tanya Lewis, M.S.	49	Executive Vice President, Chief Regulatory Officer and Quality Officer
Michael Mason	45	Senior Vice President, Chief Financial Officer and Treasurer
Michael G. Kauffman, M.D., Ph.D
. Dr. Kauffman has served as Karyopharm’s Chief Executive Officer since January 2011 and has been one of our directors since 2008. Dr. Kauffman co-founded
Karyopharm with Dr. Sharon Shacham in 2008 and served as our President from January 2011 to December 2013 and as Chief Medical Officer from December 2012 to December 2013. Prior to joining Karyopharm, he was Chief Medical Officer of Onyx Pharmaceuticals Inc., a biopharmaceutical company, from November 2009 to December 2010. From November 2008 to November 2009, Dr. Kauffman was Chief Medical Officer of Proteolix Inc., which was acquired by Onyx Pharmaceuticals. At Proteolix, he led the development of Kyprolis
®
(carfilzomib), a novel proteasome inhibitor approved in refractory myeloma by the Food and Drug Administration in July 2012. Dr. Kauffman was an operating partner at Bessemer Venture Partners from 2006 to 2008, where he led investments in biotechnology companies. From 2006 to 2008, he was President and Chief Executive Officer of Epix Pharmaceuticals, Inc., a biopharmaceutical company that underwent liquidation proceedings through an assignment for the benefit of creditors under Massachusetts law in 2009. Dr. Kauffman was President and Chief Executive Officer of Predix Pharmaceuticals, Inc., a private biopharmaceutical company focused on G protein-coupled receptors (GPCR), from 2002 until its merger into Epix Pharmaceuticals in 2006. In that role, he led the merger of Predix Pharmaceuticals and Epix Pharmaceuticals, oversaw the discovery and development of four new clinical candidates and led collaboration transactions with Amgen and GlaxoSmithKline. From March 2000 to September 2002, Dr. Kauffman was Vice President, Clinical at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he led the Velcade
®
development program. From September 1997 to March 2000, Dr. Kauffman held a number of senior positions at Millennium Predictive Medicine, Inc., a biopharmaceutical company and a subsidiary of Millennium Pharmaceuticals, where he led the discovery and development of novel molecular diagnostics for major cancers, including melanoma and led transactions with Becton-Dickenson and Bristol Myers Squibb. From August 1995 to September 1997, Dr. Kauffman held a number of senior positions at Biogen Idec, Inc., a biopharmaceutical company, where he led the clinical development of anti-CD40L antibodies in autoimmune and inflammatory diseases, and acted as the main medical advisor to the Biogen business development group. Dr. Kauffman currently serves on the board of directors, nominating and governance committee and research and development committee of Infinity Pharmaceuticals, Inc., a public biopharmaceutical company, on the board of directors and audit committee and as chairman of the compensation committee of Kezar Life Sciences, Inc., also a public biopharmaceutical company, and is the lead director and serves on the board of directors and compensation committee of Verastem Inc., also a public biopharmaceutical company. Dr. Kauffman previously served on the board of directors and compensation and audit committees of Zalicus Inc., a biotechnology company. Dr. Kauffman received his B.A. in Biochemistry from Amherst College and his M.D. and Ph.D. from Johns Hopkins Medical School, and he trained in internal medicine and rheumatology at Beth Israel Hospital (now Beth Israel Deaconess Medical Center) and Massachusetts General Hospital. He is board certified in internal medicine.
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
Christopher B. Primiano, J.D., M.B.A.
Mr. Primiano joined Karyopharm in March 2014 as Vice President, Corporate Development, General Counsel and Secretary, and was appointed Senior Vice President, Corporate Development, General Counsel and Secretary in September 2015; Senior Vice President, Operations, Business Development, General Counsel and Secretary in November 2016 and Executive Vice President, Chief Business Officer, General Counsel and Secretary in January 2018. Prior to joining Karyopharm, Mr. Primiano was a Counsel at Wilmer Cutler Pickering Hale and Dorr LLP, where he had practiced law since October 2012. From August 2010 to August 2012, he served as Vice President, Corporate Development, General Counsel and Secretary of GlassHouse Technologies, Inc., an information technology consulting company, where he led global legal operations and managed asset and subsidiary acquisition and sale activity. Mr. Primiano began his career at Gunderson Dettmer Stough Villeneuve Franklin & Hachigian LLP, where he practiced law from August 2006 to July 2010. Mr. Primiano received a B.A. in Political Economy and English from Georgetown University, an M.B.A. from the Boston College Carroll School of Management and a J.D. from Boston College Law School.
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
Jatin Shah, M.D.
Dr. Shah joined Karyopharm in May 2017 as Vice President, Clinical Strategy, and was appointed Senior Vice President, Clinical Development in April 2018 and Executive Vice President, Chief Medical Officer in July 2019. Prior to joining Karyopharm, Dr. Shah held numerous roles at The University of Texas MD Anderson Cancer Center. From September 2007 to August 2016, Dr. Shah served as an Assistant Professor, Associate Professor, and Associate Program Director of the Malignant Hematology Fellowship, as well as Director of Myeloma Clinical and Translational Research in the Department of Lymphoma/Myeloma, Division of Cancer Medicine. Dr. Shah received his M.D. from The Ohio State University College of Medicine, Columbus, Ohio and holds a degree in Mechanical Engineering from The Ohio State University. Dr. Shah completed his residency in internal medicine at the Cleveland Clinic Foundation, Cleveland, Ohio, and a fellowship in hematology/oncology at the University of Alabama at Birmingham. Dr. Shah holds board certification in hematology and oncology from the American Board of Internal Medicine.
Tanya Lewis, M.S.
Ms. Lewis joined Karyopharm in October 2018 as Senior Vice President, Regulatory and Quality Affairs and was appointed Executive Vice President, Chief Regulatory Officer and Quality Officer in November 2019. Prior to joining Karyopharm, Ms. Lewis held several leadership roles across the biopharmaceutical industry where she was instrumental in the successful negotiations for registration trial designs, approval, and/or commercialization of VELCADE
®
, VARUBI
®
, INTEGRILIN
®
 and ZEJULA
®
. Most recently Ms. Lewis served as Vice President, Regulatory and Quality Affairs for Syros Pharmaceuticals, a pharmaceutical company, from January 2017 to July 2018. Prior to joining Syros Pharmaceuticals, Inc., Ms. Lewis served as Vice President, Regulatory Affairs and Quality Assurance for Idera Pharmaceuticals, Inc., a pharmaceutical company, from October 2015 to December 2016. Prior to joining Idera Pharmaceuticals, Ms. Lewis served as Vice President, Regulatory Affairs for Tesaro, Inc., a pharmaceutical company, from October 2011 to June 2015. Ms. Lewis holds a B.S. in Biology from Northeastern University and a M.S. in Regulatory Affairs and Public Health from Massachusetts College of Pharmacy and Allied Health Science.
Michael Mason, C.P.A., M.B.A.
Mr. Mason has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2019. Mr. Mason served as Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc., a public biopharmaceutical company, from February 2011 until February 2019, as its Principal Accounting Officer from February 2011 to October 2018, and as its Principal Financial Officer from February 2011 to June 2016 and from January 2017 to May 2017. From December 2005 to February 2011, Mr. Mason served as Alynylam’s Corporate Controller. From May 2000 through November 2005, Mr. Mason served in several finance and commercial roles at Praecis Pharmaceuticals Incorporated, a public biotechnology company, most recently as Corporate Controller. Prior to Praecis, Mr. Mason worked in the audit practice at KPMG LLP, a national audit, tax and advisory services firm. Mr. Mason received a B.A. in Business Administration from Stetson University and an M.B.A. from Babson College and is a certified public accountant.
Our Corporate Information
Karyopharm was incorporated under the laws of the state of Delaware on December 22, 2008 under the name Karyopharm Therapeutics Inc. Our principal executive offices are located at 85 Wells Avenue, 2 nd
Floor, Newton, Massachusetts 02459. Our telephone number is (617)
 658-0600,
and our website is located at www.karyopharm.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form
 10-K.
Available Information
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
Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit, Compensation, Nominating and Corporate Governance and Compliance Committees of our board of directors are all available on our website at http://www.karyopharm.com at the “Investors” section under “Corporate Governance”. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Karyopharm Therapeutics Inc., 85 Wells Avenue, 2
nd
floor, Newton, Massachusetts 02459, U.S.A.

ITEM 1A.	RISK FACTORS
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form
10-K
and in other documents that we file with the SEC, in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
Risks Related to the Discovery, Development and Commercialization of Our Drugs and Drug Candidates
We depend heavily on the success of XPOVIO
®
(selinexor). If we are unable to successfully commercialize XPOVIO or successfully develop selinexor for additional indications, or if we experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and commercialization of selinexor. On July 3, 2019, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma, or RRMM, who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to generate product revenues will depend on our successful commercialization of XPOVIO and our obtaining additional marketing approvals for, and successfully commercializing, selinexor for additional indications.
The commercial success of XPOVIO and the successful clinical development of selinexor and our other drug candidates will depend on several factors, including the following:
•	successful commercialization of XPOVIO in the United States, including establishing and maintaining sales, marketing and distribution capabilities for XPOVIO;
•	the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety, efficacy and effectiveness profile of XPOVIO and any potential impact on our FDA accelerated approval and/or FDA package insert for XPOVIO;
•	our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA and medical community since continued approval for this indication may be contingent upon verification of a clinical benefit in confirmatory trials;
•	acceptance of XPOVIO and, if and when approved, our other drug candidates, by patients, the medical community and third-party payors;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement by third-party payors, including government payors, for XPOVIO and our drug candidates;
•	successful completion of preclinical studies;
•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;
•	successful enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;
•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drug candidates for which we may obtain marketing approval, whether alone or in collaboration with others;
•	launching commercial sales of any drug candidates for which we obtain marketing approval, whether alone or in collaboration with others;
•	effectively competing with other therapies;
•	maintaining an acceptable safety profile of the drugs following approval;
•	compliance with existing and new health care laws and regulations currently being considered or implemented in the United States, including price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage;
•	enforcing and defending intellectual property rights and claims; and
•	maintaining and growing an organization of scientists and business people, including collaborators, who can develop and commercialize our drug candidates.
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
The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we did in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or
non-U.S.
regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study. With respect to the STORM and SADAL studies, the FDA has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach.
Finally, independent review committees are typically implemented to adjudicate efficacy outcomes in clinical studies that are intended to support requests for marketing authorization. For example, in our STORM study, the primary endpoint of overall response rate was determined based on efficacy adjudications by an independent review committee, or IRC, comprised of physicians who are expert in treating and evaluating patients with multiple myeloma. While the FDA agreed with the assessments of the IRC for the STORM study in conducting its review of those data, we cannot be certain that other regulatory authorities will agree with the assessments of the IRC for STORM or any other study for which we may submit data to support a request for marketing authorization.
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
If serious adverse or unacceptable side effects are identified or we observe limited efficacy of our drug candidates, we may need to abandon or limit the development or commercialization of one or more of our drug candidates, and such findings may delay or prevent regulatory approval, limit commercial viability, or result in significant negative consequences following any marketing approval.
Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. If XPOVIO or any of our drug candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon their development or limit development or marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Adverse events, or AEs, in our clinical trials to date have been generally predictable and manageable, although some patients have experienced more serious AEs. The most common drug-related AEs were gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, were thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, amongst the 202 patients enrolled in Parts 1 and 2 of the STORM study who were treated with selinexor in combination with dexamethasone, the most common AEs (incidence
≥
20%) were thrombocytopenia, fatigue, nausea, anemia, decreased appetite, decreased weight, diarrhea, vomiting, hyponatremia, neutropenia, leukopenia, constipation, dyspnea, and upper respiratory tract infections. The treatment discontinuation rate due to AEs was 27%; 53% of patients had a reduction in the selinexor dose, and 65.3% had the dose of selinexor interrupted. In this group of patients, the most frequent AEs requiring permanent discontinuation in 4% or greater of patients who received selinexor included fatigue, nausea, and thrombocytopenia. Similarly, in the SADAL study, as of April 3, 2019, among the 127 patients included in the safety analysis, the most common AEs (incidence
≥
20%) were thrombocytopenia, nausea, fatigue, anemia, anorexia, diarrhea, constipation, weight loss, neutropenia, vomiting, pyrexia and asthenia. Some patients across our clinical trials have experienced SAEs deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.
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
XPOVIO or any of our drug candidates that receive marketing approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our drug candidates will require significant resources and may not be successful. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If XPOVIO or our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of XPOVIO and our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We are in the process of continuing to build and maintain a sales and marketing infrastructure for XPOVIO, our first product, and our company does not have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales, marketing and distribution organization or outsource these functions to other third parties. In the future, we may choose to build a sales, marketing and distribution infrastructure to market or co-promote
one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We intend to work with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside the United States.
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
We may not receive royalty or milestone revenue under our partnership agreements for several years, or at all.
Certain of our partnership agreements provide for payments on achievement of development and/or commercialization milestones and for royalties on product sales. However, because drug development entails a high risk of failure, we may never realize any material portion of the milestone revenue provided in our partnership agreements and we do not expect to receive any royalty revenue for several years, if at all.
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
Since inception, we have incurred significant operating losses. Our net losses were $199.6 million, $178.4 million, and $129.0 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $873.3 million and $673.7 million, respectively. As we only recently launched our first
FDA-approved
product, XPOVIO, in July 2019, we have had limited revenues to date from product sales and have financed our operations to date principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially launch XPOVIO for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Other than the FDA’s accelerated approval of XPOVIO, our lead drug candidate, oral selinexor (for indications not yet approved), as well as eltanexor, verdinexor, and
KPT-9274,
are in clinical development. Although we expect to continue to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.
We anticipate that our expenses will continue to increase substantially as compared to prior periods as we continue to commercialize XPOVIO in the United States and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other drug candidates, including due to the impact of increased headcount, to support our clinical and commercialization activities, expanded infrastructure and increased insurance premiums.
We anticipate that our expenses will increase substantially if and as we:
•	continue to commercialize XPOVIO in the United States and seek regulatory approval for XPOVIO outside of the United States;

•	continue to grow our sales, marketing and distribution infrastructure during the commercialization of XPOVIO and any drug candidates for which we may obtain marketing approval, prior to or upon receiving marketing approval in the United States or outside the United States;

•	continue our research and preclinical and clinical development of our drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control, scientific, commercial and management personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any commercialization efforts and our other operations as a public company; and

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

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
XPOVIO is our only product that has been approved for sale and it has only been approved in the United States for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to become and remain profitable will depend, in part, on the timing and success of commercial sales of XPOVIO, which we commercially launched in the United States in July 2019. However, the successful commercialization of XPOVIO in the United States is subject to many risks. We are currently undertaking our first commercial launch with XPOVIO, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of XPOVIO alone, in the currently approved indication, will be sufficient for us to become profitable for several years, if at all.
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
We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form
 10-K.
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
Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Senior Notes due 2025, or Notes.
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
Our ability to pay the principal of or interest and additional interest, if any, on the Notes or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Notes or other future indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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
Under ASC
 470-20,
an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC
 470-20
on the accounting for the Notes is that the equity component is required to be included in the additional paid-in
capital section of stockholders’ equity at the issuance date, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash
interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report a larger net loss in our financial results because ASC
 470-20
will require interest to include both the amortization of the value of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the market price of our common stock and the trading price of the Notes.

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
On September 14, 2019, we entered into the Revenue Interest Agreement with HCR. Pursuant to the Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products and limits on our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. In addition, the Revenue Interest Agreement includes customary events of default upon the occurrence of enumerated events, including non-payment
of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCR may accelerate payments due under the Revenue Interest Agreement up to $138.8 million, less the aggregate of all of the payments previously paid to HCR. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Revenue Interest Agreement and require us to make payments necessary for HCR to receive $75 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, then HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States. In July 2019, the FDA approved XPOVIO
(selinexor) in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication is approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing, randomized Phase 3 BOSTON study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone may, if successful, serve as the confirmatory trial. In addition, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices, or GCP, inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the

FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use, or CHMP. In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the outstanding questions. We are currently working with CHMP to address the outstanding questions and expect to receive a decision on the application in mid-2020.
With the exception of our Supplemental New Drug Application, or sNDA, submission to the FDA requesting approval of selinexor to treat relapsed or refractory diffuse large
B-cell
lymphoma, or DLBCL, we have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved.
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
For drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of XPOVIO, we are required to (i) complete and submit a final report with full datasets from the BOSTON study following completion of the study, (ii) conduct a randomized phase 2 clinical trial of selinexor plus dexamethasone with three doses of selinexor including the approved dose of 80 mg on days 1 and 3 of each week and two doses that are lower than the approved dose, in a similar patient population for which XPOVIO is indicated (which we plan to conduct outside the United States), (iii) conduct a trial with selinexor in patients who have mild, moderate or severe hepatic impairment, and (iv) conduct a drug interaction trial with selinexor in patients to evaluate the effect of co-administration
of a strong CYP3A4 inhibitor on the pharmacokinetics of selinexor.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the UK left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the UK and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the UK will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the UK covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK and/or European Union for our product candidates, which could significantly and materially harm our business.

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
Based on the positive results of the SADAL study, we submitted a sNDA to the FDA in December 2019, with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed and/or refractory DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA accepted the application for filing on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under the Prescription Drug User Fee Act, or PDUFA. In November 2018, the FDA granted fast track designation to selinexor for this indication. While the FDA agreed that the trial design and indication appear appropriate for accelerated approval, they reiterated to us in their feedback that the availability of accelerated approval will depend on the trial results and available therapies at the time of regulatory action. The FDA also has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach and, for DLBCL, recommended two randomized trials that isolate the treatment effect of selinexor for a DLBCL indication. During a pre-sNDA meeting with the FDA in November 2019, the FDA noted that the sufficiency of efficacy, tolerability and dose optimization data would be a review issue. Although we believe that our SADAL study presents an opportunity for us to request that the FDA grant accelerated approval for selinexor in relapsed and/or refractory DLBCL, there can be no assurance that the FDA will grant such approval, whether on an accelerated basis, or at all.
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
®
(bortezomib), Kyprolis
®
(carfilzomib), Revlimid
®
(lenalidomide), Pomalyst
®
(pomalidomide) and Darzalex
®
(daratumumab) and whose disease is refractory to at least one proteasome inhibitor (Velcade or Kyprolis), one immunomodulatory agent (Revlimid or Pomalyst), glucocorticoids and to Darzalex, as well as to the most recent therapy. In addition, in November 2018, the FDA granted fast track designation to selinexor for the treatment of patients that have relapsed and/or refractory DLBCL after at least two prior multi-agent therapies and who are ineligible for transplantation, including high dose chemotherapy with stem cell rescue. However, even with these fast track designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that selinexor will be approved by the FDA for additional indications. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the PDUFA action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle despite the fast track designation. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.
If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the PDUFA action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle. Receiving priority review from the FDA does not guarantee approval within the six-month
review cycle or thereafter.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label
use, and if we or our collaborators do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label
marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In addition, later discovery of previously unknown AEs or other problems with our drugs or their manufacturers or manufacturing processes, data integrity issues with regulatory filings, or failure to comply with regulatory requirements, may yield various results, including:
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

With the recent passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved drug products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.
On December 20, 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.
To bring an action under the statute, an ANDA or 505(b)(2) applicant must take certain steps to request the reference product, which, in the case of products covered by a REMS with ETASU include obtaining authorization from the FDA for the acquisition of the reference product. If the applicant does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the applicant prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.
Additionally, the new statutory provisions authorize a federal court to award the product developer an amount “sufficient to deter” the NDA holder from refusing to provide sufficient product quantities on commercially reasonable, market-based terms if the court finds, by a preponderance of the evidence, that the NDA holder did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved drug products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with XPOVIO and any of our other drug candidates, if approved, which could impact our ability to maximize product revenue.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for XPOVIO and for any of our product candidates for which we may obtain regulatory approval or the frequency with which XPOVIO or any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the
ACA-mandated
“Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
out-of-pocket
spending, and drug price increases.
In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal
government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own
FDA-approved
drugs that are authorized for sale in other countries (multi-market approved products).
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
•
False Claims Act
—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim
penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim; ;
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
Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel drug candidates and other discoveries that are important to our business. As of February 10, 2020, 73 patents have issued that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the United States, and their use in targeted therapeutics. In addition, 13 patents have issued that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for
KPT-9274
in the United States and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.
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
As of February 10, 2020, we have trademark registrations in the United States for our name and logo, and a combination of the two, XPOVIO, and PORE for our online portal. We also have pending applications in the United States to register two additional drug names (examination is currently suspended), and KARYFORWARD and a KARYFORWARD logo for our financial aid and charitable services. Outside the United States, XPOVIO is registered or pending in thirty additional jurisdictions, and is registered or pending in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.
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
As of December 31, 2019, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since January 1, 2015, our common stock has traded at prices per share as high as $38.47 and as low as $3.92. On February 20, 2020, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.41 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. We are a target of this type of litigation. See Part I, Item 3, “Legal Proceedings” in this Annual Report on Form
10-K
for information concerning securities litigation recently initiated against us and certain of our executive officers and directors and certain other defendants. We may become the target of additional securities litigation in the future. For example, we may face additional securities class action litigation or other litigation if we fail to successfully launch and commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our drug candidates. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A portion of the outstanding shares of our common stock are eligible for sale in the public market under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and other conditions of Rule 144. The holders of these shares may at any time decide to sell their shares in the public market. We have also registered all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, to the extent applicable.
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
Our headquarters are located in Newton, Massachusetts, where we lease 98,502 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany and 4,736 square feet of office space in Tel Aviv-Yafo, Israel.
Item 3.	Legal Proceedings
We have been named as a defendant in securities class action litigation in the U.S. District Court for the District of Massachusetts. A complaint was filed on July 23, 2019, by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. A second complaint was filed by Heather Mehdi on September 17, 2019, against the same defendants with the exception of the underwriters. The two complaints are related and we expect them to be consolidated by the court. Both complaints allege violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seek unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; unspecified recessionary damages; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We intend to defend vigorously against this litigation.
Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, began trading on the Nasdaq Global Select Market on November 6, 2013, where its prices are quoted under the symbol “KPTI.”
Holders
As of February 14, 2020, there were 6 holders of record of our common stock.
Dividends
We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
Overview
We are an innovation-driven pharmaceutical company focused on the discovery, development and commercialization of novel, first-in-class
drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds that inhibit the nuclear export protein exportin 1, or XPO1. These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of high unmet medical need diseases. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. Our lead asset, XPOVIO
®
(selinexor) tablets, was the first SINE compound to receive marketing approval by the U.S. Food and Drug Administration, or FDA, on July 3, 2019 and is currently indicated for use in adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, or PIs, at least two immunomodulatory agents, or IMiDs, and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory myeloma. This indication is approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The ongoing, randomized Phase 3 BOSTON (
Bo
rtezomib,
S
elinexor and Dexame
t
has
on
e) study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone in patients with myeloma treatment with between one and three prior therapies is expected to serve as the confirmatory trial.
Our focus is on marketing XPOVIO in its currently approved indication as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical need. We plan to conduct additional clinical trials and seek additional approvals for the use of selinexor in combination with other oncology therapies to expand the patient populations that are eligible for selinexor. Thus, we are currently advancing the clinical development of selinexor in multiple hematological malignancies and solid tumor indications. Studies that support submitted applications for regulatory approval include STORM (
S
elinexor
T
reatment of
R
efractory
M
yeloma) and SADAL (
S
elinexor
A
gainst
D
iffuse
A
ggressive
L
ymphoma). Ongoing clinical trials evaluating selinexor include the pivotal, randomized Phase 3 BOSTON study in multiple myeloma, the Phase 1b/2 STOMP (
S
elinexor and Backbone
T
reatments
o
f
M
ultiple Myeloma
P
atients) study in combination with standard therapies in multiple myeloma, the Phase 2/3 SEAL (
Se
linexor in
A
dvanced
L
iposarcoma) study in liposarcoma, and the Phase 3 SIENDO (
S
elinexor/Placebo After Combination Chemotherapy
I
n Patients with Advanced or Recurrent
ENDO
metrial Cancer) study evaluating selinexor as maintenance therapy in endometrial cancer. During 2019, final data from the Phase 2b STORM study were published in the
New England Journal of Medicine
(Chari, A.
et al
. August 2019). In addition, we reported updated, positive data from the SADAL study as well as updated interim data for the STOMP study at various medical conferences. As a result of the positive results from STORM, in addition to the FDA approval of our first New Drug Application, or NDA, we also filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in January 2019 and expect to receive a decision on our application in the middle of 2020.

Based on the positive results of the SADAL study, we submitted a Supplemental New Drug Application, or sNDA, to the FDA in December 2019, with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed and/or refractory diffuse large
B-cell
lymphoma, or DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA filed the application on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under the Prescription Drug User Fee Act, or PDUFA. Selinexor has received both Orphan Drug and Fast Track designations from the FDA for this same indication. Provided that marketing approval is granted by the FDA, we expect to be prepared to commercialize selinexor in the United States as a treatment for patients with relapsed and/or refractory DLBCL as early as the middle of 2020. We also plan to submit a MAA to the EMA in 2020 with a request for conditional approval.
In addition to selinexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compounds eltanexor
(KPT-8602)
and verdinexor
(KPT-335),
as well as our oral dual PAK4/NAMPT inhibitor,
KPT-9274.
We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, or MDS, colorectal cancer, or CRC, and metastatic castration-resistant prostate cancer, or CRPC. Based on clinical results to date and resource prioritization, we plan to focus on the development of eltanexor in MDS in 2020. We began clinical testing of
KPT-9274
in patients with hematologic or solid tumors during 2016 and we plan to study its combination with an anti-PD1
monoclonal antibody in a phase 1 clinical study in the near future. Finally, verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications in humans and by a collaborator as a potential therapy for cancers in companion animals.
As of December 31, 2019, we had an accumulated deficit of $873.3 million. We had net losses of $199.6 million, $178.4 million and $129.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net product sales for XPOVIO, which was approved by the FDA in July 2019, were $30.5 million through December 31, 2019. As we only recently launched XPOVIO, we have had limited revenues to date from product sales and have financed our operations to date principally through private placements of our preferred stock (prior to our initial public offering), proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt, proceeds from a Revenue Interest Financing Agreement (deferred royalty obligation) and cash generated from our business development activities.
We anticipate that our expenses will continue to increase substantially as compared to prior periods as we continue to commercialize XPOVIO in the United States and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other drug candidates, including due to the impact of increased headcount, to support our clinical and commercialization activities, expanded infrastructure and increased insurance premiums.
We anticipate that our expenses will increase substantially if and as we:
•	continue to commercialize XPOVIO in the United States and seek regulatory approval for XPOVIO outside of the United States;
•	continue to grow our sales, marketing and distribution infrastructure during the commercialization of XPOVIO and any drug candidates for which we may obtain marketing approval, prior to or upon receiving marketing approval in the United States or outside the United States;
•	continue our research and preclinical and clinical development of our drug candidates;
•	initiate additional clinical trials for our drug candidates;
•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;

•	manufacture our drug candidates;

•	hire additional clinical, quality control, scientific, commercial and management personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any commercialization efforts and our other operations as a public company; and

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

Financial Overview
Revenue Recognition
We began generating product revenue from the sale of XPOVIO in the United States during the third quarter of 2019. Our ability to continue to generate product revenues will depend on our successful commercialization of XPOVIO and our obtaining additional marketing approvals for, and successfully commercializing, selinexor for additional indications.
Prior to the third quarter of 2019, our revenue was primarily from license arrangements as well as foundation and government grants and contracts.
Cost of Sales
Cost of sales includes the cost of producing and distributing inventories that are related to XPOVIO product revenue in the United States (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation is that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred.
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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected as prepaid expenses or accrued research and development expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits, travel, and other related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and our commercial operations, especially as it relates to the sales and marketing of XPOVIO. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Interest Expense
Interest expense consists of interest expense related to the aggregate $172.5 million principal amount of 3.0% Convertible Senior Notes due 2025 that we issued in a private offering to qualified institutional buyers in October 2018 (the Notes) as well as interest expense related to the aggregate $75.0 million principal amount of the deferred royalty obligation entered into in September 2019 with HealthCare Royalty Partners. A portion of the interest expense on both the Notes and the deferred royalty obligation is non-cash
expense relating to the accretion of the value of the debt discount and amortization of issuance costs.
Other Income (Expense)
Other income consists primarily of interest income earned on our cash and cash equivalents and investments. Other expense consists primarily of foreign currency transaction losses associated with our German and Israeli subsidiaries whose functional currency is the Euro and Israeli Shekel, respectively.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form
10-K,
we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We adopted Accounting Standards Update (ASU)
 2014-09,
 Revenue from Contracts with Customers, as well as subsequent amendments, which were codified in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of our contracts with customers was required.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product Revenue Recognition
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
The following are the components of variable consideration related to product revenue:
Cash discounts and distributor fees
: We provide customary discounts on XPOVIO sales to our customers for prompt payment, terms for which are explicitly stated in our contracts with such customers. We also pay fees for distribution services to our customers for sales order management, data, and distribution services, terms for which are also explicitly stated in our contracts with such customers. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (cash discounts) or as a component of accrued expenses (distributor fees).

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
Government rebates
: We are subject to discount obligations under state Medicaid programs, Medicare, the Department of Veterans Affairs (VA), the Department of Defense (DOD), and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses. For Medicare, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under Medicare Part D. Our liability for these rebates consists of invoices received for claims from prior and current quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.
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
Product revenue reserves and allowances:
 As noted above, cash discounts, product returns, and chargebacks are recorded as reductions of accounts receivable, and distributor fees, government rebates, and other incentives are recorded as a component of accrued expenses. As of December 31, 2019, we have determined a material reversal of revenue would not occur in a future period for the estimates detailed above, and, therefore, the transaction price was not reduced further during the year ended December 31, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product revenue, net and earnings in the period in which such variances become known.
License and Asset Purchase Agreements
We generate revenue from license, asset purchase or similar agreements with pharmaceutical companies for the development and commercialization of certain of our product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how,
delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by such pharmaceutical companies may include non-refundable
upfront fees, payments upon the exercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of product candidates if they are successfully approved and commercialized.
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
For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues:
Product revenue, net	$30,540	$—	$—
License and other revenue	10,353	30,336	1,605
Operating expenses:
Cost of sales	2,407	—	—
Research and development	122,340	161,372	107,273
Selling, general and administrative	105,421	48,847	24,870

Loss from operations	(189,275)	(179,883)	(130,538)
Other (expense) income, net	(10,275)	1,502	1,617

Loss before income taxes	(199,550)	(178,381)	(128,921)
Income tax provision	(40)	(26)	(63)

Net loss	$(199,590)	$(178,407)	$(128,984)

Comparison of Years Ended December 31, 2019 and 2018
Product Revenue, net.
We began to record product revenue, net in the third quarter of 2019 following the approval of XPOVIO by the FDA in July 2019 and its subsequent commercial launch in the United States. Product revenue, net for the year ended December 31, 2019 was $30.5 million.

License and Other Revenue.
License and other revenue for the year ended December 31, 2019 was $10.4 million compared to $30.3 million for the year ended December 31, 2018. We recognized $9.4 million in revenue pursuant to a license arrangement with Antengene Therapeutics Limited, $0.3 million in revenue for clinical supply provided to various partners, as well as $0.7 million in revenue pursuant to a government grant arrangement during the year ended December 31, 2019. In comparison, we recognized revenue pursuant to an Asset Purchase Agreement (APA) with Biogen MA Inc. (Biogen) for $10.0 million and a license arrangement with Ono Pharmaceutical Co., Ltd. (Ono) for $19.7 million, and $0.6 million pursuant to a government grant arrangement during the year ended December 31, 2018.
Cost of Sales.
 Cost of sales includes the cost of producing and distributing inventories that are related to XPOVIO product revenue in the United States during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval as it is our expectation that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the year ended December 31, 2019, we recorded $2.4 million of cost of sales, including $1.6 million related to royalties. The cost of sales during the year ended December 31, 2019 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand
 upon approval were approximately $2.8 million. At December 31, 2019, we have $2.7 million of this previously expensed XPOVIO and related material on-hand.
Research and Development Expense.
Research and development expense decreased by approximately $39.1 million to $122.3 million for the year ended December 31, 2019 from $161.4 million for the year ended December 31, 2018. The decrease was primarily related to:
•	a decrease of $17.5 million in clinical trial costs, primarily related to the selinexor program;

•	a decrease of $11.7 million in consulting and professional costs;

•	a decrease of $9.6 million in personnel costs; and

•	a decrease of $0.9 million in travel costs; offset by

•	an increase of $0.6 million in facility costs and information technology infrastructure costs.

We expect our research and development expenses to increase in 2020 as compared with 2019 as we continue clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor.
In addition, based on the positive results of the SADAL study, we submitted an NDA to the FDA with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed or refractory diffuse large
B-cell
lymphoma, or DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA accepted the application for filing on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under the Prescription Drug User Fee Act, or PDUFA. We also plan to submit a MAA to the EMA in 2020 with a request for conditional approval.
Selling, General and Administrative Expense.
Selling, general and administrative expense increased by approximately $56.6 million to $105.4 million for the year ended December 31, 2019 from $48.8 million for the year ended December 31, 2018. The increase was primarily related to:
•	an increase of $35.9 million in personnel costs, primarily due to increased headcount and related onboarding costs associated with building our commercial team in preparation for and in connection with the U.S. commercial launch of XPOVIO;

•	an increase of $9.4 million in commercial related activities;

•	an increase of $7.3 million in costs related to corporate training, travel and corporate events; and

•	an increase of $4.3 million in facility costs and information technology infrastructure costs.

We expect our selling, general and administrative expenses to increase in 2020 to support of our expanding operating and commercial activities related to sales and marketing of XPOVIO and any of our drug candidates for which we obtain marketing approval.
Other Income (Expense), Net
. Other income (expense), net decreased by approximately $11.8 million to $10.3 million in net expense for the year ended December 31, 2019 from $1.5 million in other income for the year ended December 31, 2018. The net decrease is primarily due to a $13.2 million increase of interest expense related to the Notes and the deferred royalty obligation offset by a $1.4 million increase in interest income due to increased returns resulting from a general increase in interest rates and higher investment balances in 2019. We expect interest expense to increase in 2020 and beyond, related to the imputed interest on the deferred royalty obligation.
Comparison of Years Ended December 31, 2018 and 2017
Discussion and analysis of the year ended December 31, 2018 compared to the year ended December 31, 2017 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2018 as filed with the SEC on February 28, 2019 (2018 Form
10-K).
Liquidity and Capital Resources
During the third quarter of 2019, we began generating revenues from drug sales, as XPOVIO first became commercially available in the United States in July 2019. We have had limited revenues to date from product sales and have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities.
As of December 31, 2019, our principal source of liquidity was $264.0 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $199.6 million for the year ended December 31, 2019. Net cash used in operations for the year ended December 31, 2019 was $190.8 million. We expect that cash, cash equivalents and investments at December 31, 2019 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form
10-K.
On September 14, 2019, we entered into a Revenue Interest Financing Agreement (deferred royalty obligation) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (HCR). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million (First Investment Amount), less certain transaction expenses, at the initial closing, which occurred on September 27, 2019, as disclosed in Note 15 to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form
10-K.
On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was $166.9 million, after deducting the initial purchasers’ discounts and commissions and actual offering expenses payable by us.

In August 2018, we entered into an open market sale agreement (Open Market Sale Agreement) with Jefferies LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $75.0 million (Open Market Shares). As of February 20, 2020, we had sold an aggregate of 3,712,359 shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold during the year ended December 31, 2019.
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
During the years ended December 31, 2018 and 2017 combined, we received $44.6 million in upfront payments under our arrangements with Anivive Lifesciences, Inc., Ono Pharmaceutical Co., Ltd., Biogen MA Inc., and Antengene Therapeutics Limited pursuant to which we are also entitled to receive milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements.
Cash flows
The following table provides information regarding our cash flows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(190,822)	$(159,117)	$(73,717)
Net cash provided by (used in) investing activities	78,450	(107,664)	17,108
Net cash provided by financing activities	124,305	316,109	75,743
Effect of exchange rate changes	19	(78)	211

Net increase in cash, cash equivalents and restricted cash	$11,952	$49,250	$19,345

Net Cash Used in Operating Activities
Net cash used in operating activities was $190.8 million during the year ended December 31, 2019 compared to $159.1 million during the year ended December 31, 2018. Net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. The increase in cash used in operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven primarily by a $21.2 million increase in our net loss due to an increase in our operating expenses and changes in the components of working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $78.5 million during the year ended December 31, 2019, and increased by approximately $186.1 million compared to $107.7 million in net cash used in investing activities during the year ended December 31, 2018. The increase was primarily related to an increase of $119.6 million in the proceeds from maturities of investments, as well as a decrease of $64.3 million in purchases of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $124.3 million during the year ended December 31, 2019 compared to $316.1 million during the year ended December 31, 2018. The $191.8 million decrease is primarily related to the net proceeds of $166.9 million from the issuance of the Notes and $145.7 million from our follow-on
offering in May 2018, in comparison to net proceeds of $73.6 million from the deferred royalty obligation executed with HCR in September 2019 and the net proceeds of $46.2 million from the sale of Open Market Shares under the Open Market Sale Agreement during the year ended December 31, 2019.
A discussion of changes in our cash flow from the year ended December 31, 2017 to the year ended December 31, 2018 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Form
10-K.
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize XPOVIO and continue the clinical trials of, and as we seek marketing approval for, our drug candidates. In addition, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of any of our drug candidates for which we obtain marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug candidate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.
We expect that cash, cash equivalents and short- and long-term investments at December 31, 2019 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form
 10-K
while we continue to commercialize XPOVIO in the United States and continue the clinical trials of our drug candidates. Our future capital requirements will depend on many factors, including:
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
Recently Issued Accounting Pronouncements
Recent accounting pronouncements which may be applicable to us are described in Note 2 to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form
10-K.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appears on pages 133 through 138 of this Annual Report on Form
10-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Senior Vice President, Chief Financial Officer and Treasurer), to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
 13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the period covered by this Annual Report on Form
 10-K.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
and
15d-15(d)
of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.
Opinion on Internal Control over Financial Reporting
We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(
2013 framework)
(
the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2020

Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form
 10-K
and is incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2020 Proxy Statement. We expect to file our 2020 Proxy Statement with the SEC within 120 days of December 31, 2019.
Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2020 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.karyopharm.com or request a copy without charge from:
Karyopharm Therapeutics Inc.
Attention: Investor Relations
85 Wells Avenue, 2
nd
Floor
Newton, MA 02459
We will post to our website any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.
Item 11.	Executive Compensation

The information required by this Item 11 of Form
 10-K
regarding executive compensation will be included in our 2020 Proxy Statement and is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form
 10-K
regarding security ownership of certain beneficial owners and management will be included in our 2020 Proxy Statement and is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form
 10-K
regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 of Form
 10-K
regarding principal accountant fees and services will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013
framework
)
and our report dated February 26, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No.
 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No.
 2016-02,
Leases
, and related amendments.
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
Boston, Massachusetts
February 26, 2020

Karyopharm Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$128,858	$118,021
Short-term investments	133,098	210,178
Accounts receivable	7,862	—
Inventory	346	—
Prepaid expenses and other current assets	7,289	6,413
Restricted cash	1,117	—

Total current assets	278,570	334,612
Property and equipment, net	3,046	3,863
Operating lease right-of-use assets	10,617	—
Long-term investments	2,016	2,001
Restricted cash	714	716

Total assets	$294,963	$341,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$4,332
Accrued expenses	40,878	32,493
Deferred revenue	2,341	9,362
Operating lease liabilities	1,646	—
Deferred rent	—	390
Other current liabilities	500	327

Total current liabilities	46,350	46,904
Convertible senior notes	109,857	102,664
Deferred royalty obligation	73,588	—
Operating lease liabilities, net of current portion	13,202	—
Deferred revenue, net of current portion	2,192	4,532
Deferred rent, net of current portion	—	3,922

Total liabilities	245,189	158,022

Commitments and contingencies (Note 9 )

Stockholders’ equity:
Preferred stock, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $ 0.0001 par value; 200,000,000 shares authorized; 65,370,448 and 60,829,308 shares issued and outstanding at December 31, 2019 and 2018, respectively	7	6
Additional paid-in capital	923,142	857,156
Accumulated other comprehensive loss	(37)	(244)
Accumulated deficit	(873,338)	(673,748)

Total stockholders’ equity	49,774	183,170

Total liabilities and stockholders’ equity	$294,963	$341,192

The accompanying notes are an integral part of these consolidated financial statements.
13
4

Karyopharm Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Product revenue, net	$30,540	$—	$—
License and other revenue	10,353	30,336	1,605
Total revenues	40,893	30,336	1,605
Operating expenses:
Cost of sales	2,407	—	—
Research and development	122,340	161,372	107,273
Selling, general and administrative	105,421	48,847	24,870

Total operating expenses	230,168	210,219	132,143

Loss from operations	(189,275)	(179,883)	(130,538)
Other income (expense):
Interest income	5,422	4,028	1,698
Interest expense	(15,647)	(2,493)	—
Other expense	(50)	(33)	(81)

Total other (expense) income, net	(10,275)	1,502	1,617

Loss before income taxes	(199,550)	(178,381)	(128,921)
Income tax provision	(40)	(26)	(63)

Net loss	$(199,590)	$(178,407)	$(128,984)

Net loss per share—basic and diluted	$(3.22)	$(3.14)	$(2.81)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	61,955,420	56,799,699	45,899,784

The accompanying notes are an integral part of these consolidated financial statements.
13
5

Karyopharm Therapeutics Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net loss	$(199,590)	$(178,407)	$(128,984)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	207	39	(97)
Foreign currency translation adjustment	—	(66)	154

Comprehensive loss	$(199,383)	$(178,434)	$(128,927)

The accompanying notes are an integral part of these consolidated financial statements
.
13
6

Karyopharm Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	41,887,829	4	528,617	(274)	(366,104)	162,243
Cumulative effect adjustment for adoption of new accounting guidance	—	—	253	—	(253)	—
Vesting of restricted stock	182,496	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	154,623	—	858	—	—	858
Stock-based compensation expense	—	—	20,405	—	—	20,405
Issuance of common stock, net of issuance costs of $ 1.1 million	7,308,202	1	74,884	—	—	74,885
Unrealized loss on investments	—	—	—	(97)	—	(97)
Foreign currency translation adjustment	—	—	—	154	—	154
Net loss	—	—	—	—	(128,984)	(128,984)

Balance at December 31, 2017	49,533,150	5	625,017	(217)	(495,341)	129,464
Vesting of restricted stock	113,800	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	656,934	—	3,519	—	—	3,519
Stock-based compensation expense	—	—	17,275	—	—	17,275
Issuance of common stock, net of issuance costs of $ 0.2 million	10,525,424	1	145,704	—	—	145,705
Equity component of 2025 Notes	—	—	67,850	—	—	67,850
Equity component of deferred financing costs for 2025 notes	—	—	(2,209)	—	—	(2,209)
Unrealized gain on investments	—	—	—	39	—	39
Foreign currency translation adjustment	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(178,407)	(178,407)

Balance at December 31, 2018	60,829,308	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	17,500	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	811,281	—	4,505	—	—	4,505
Stock-based compensation expense	—	—	15,291	—	—	15,291
Issuance of common stock, net of issuance costs of $ 1.0 million	3,712,359	1	46,190	—	—	46,191
Unrealized gain on investments	—	—	—	207	—	207
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(199,590)	(199,590)

Balance at December 31, 2019	65,370,448	$7	$923,142	$(37)	$(873,338)	$49,774

The accompanying notes are an integral part of these consolidated financial statements.
13
7

Karyopharm Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(199,590)	$(178,407)	$(128,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	735	713
Net amortization of premiums and discounts on investments	(1,382)	29	1,187
Stock-based compensation expense	15,291	17,275	20,405
Amortization of the value of debt discount and issuance costs	7,193	1,420	—
Change in operating assets and liabilities:
Accounts receivable	(7,862)	—	—
Inventory	(346)	—	—
Prepaid expenses and other current assets	(868)	(4,663)	342
Operating lease right-of-use assets	1,094	—	—
Accounts payable	(3,301)	(1,380)	909
Accrued expenses and other liabilities	8,512	11,255	10,070
Operating lease liabilities	(1,175)	—	—
Deferred revenue	(9,362)	(8,027)	21,921
Deferred rent	—	2,646	(280)

Net cash used in operating activities	(190,822)	(159,117)	(73,717)

Investing activities
Purchases of property and equipment	(206)	(2,363)	(62)
Proceeds from maturities of investments	257,145	137,510	115,544
Purchases of investments	(178,489)	(242,811)	(98,374)

Net cash provided by (used in) investing activities	78,450	(107,664)	17,108

Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	166,885	—
Proceeds from issuance of common stock, net of issuance costs	46,191	145,705	74,885
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	4,505	3,519	858
Proceeds from deferred royalty obligation, net	73,609	—	—

Net cash provided by financing activities	124,305	316,109	75,743

Effect of exchange rate on cash, cash equivalents and restricted cash	19	(78)	211
Net increase in cash, cash equivalents and restricted cash	11,952	49,250	19,345
Cash, cash equivalents and restricted cash at beginning of period	118,737	69,487	50,142

Cash, cash equivalents and restricted cash end of period	$130,689	$118,737	$69,487

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$128,858	$118,021	$68,997
Short-term restricted cash	1,117	—	200
Long-term restricted cash	714	716	290
Total cash, cash equivalents and restricted cash	$130,689	$118,737	$69,487
Supplemental disclosures:
Cash paid for interest on convertible debt	$5,175	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,711	$—	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$2,889	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.
Notes to Consolidated Financial Statements
1. Organization and Operations
The Company
We are an innovation-driven pharmaceutical company focused on the discovery, development and commercialization of novel, first-in-class
drugs directed against nuclear export and related targets for the treatment of cancer and other major diseases. Our
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (XPO1). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.
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
As of December 31, 2019, we had an accumulated deficit of $873.3 million.
We have had limited revenues to date from product sales and have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation), and cash generated from our business development activities. We expect to continue to incur significant expenses and operating losses for at least the foreseeable future. We expect that our cash, cash equivalents and investments at December 31, 2019 will be sufficient to fund current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer and certain other major diseases. All of our revenue to date has been derived in the United States. All of our material long-lived assets reside in the United States.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including estimates related to our net product revenue, clinical trial accruals, stock-based compensation expense, interest expense on our deferred royalty obligation
 and
 other reported amounts of expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation
The consolidated financial statements at December 31, 2019 include the accounts of (i) Karyopharm Therapeutics Inc., (ii) Karyopharm Securities Corp. (“KPSC”, our wholly-owned Massachusetts corporation incorporated in December 2013), (iii) Karyopharm Europe GmbH (our wholly-owned German Limited Liability Company, incorporated in September 2014), (iv) Karyopharm Therapeutics (Bermuda) Ltd. (our limited liability company, registered in Bermuda in March 2015), and (vi) Karyopharm Israel Ltd. (our wholly
-
owned Israeli subsidiary formed in June 2018). All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. Cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. We do not hold any money market funds with significant liquidity restrictions that would be required to be excluded from cash equivalents.
Investments
We determine the appropriate classification of our investments in debt securities at the time of purchase. All of our securities are classified as available-for-sale
and are reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business.
Available-for-sale
investments are recorded at fair value, with unrealized gains or losses included in Accumulated Other Comprehensive Loss, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are composed of corporate debt securities, commercial paper, U.S. government agency securities and certificates of deposit.
Concentrations of Credit Risk and
Off-Balance
Sheet Risk
Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents and investments. We hold these investments in highly rated financial institutions, and, by policy, limit the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. We have no off-balance
sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
Fair Value Measurements
Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at December 31, 2019 and 2018.
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

Our cash equivalents are composed of money market funds. We measure these investments at fair value. The fair value of cash equivalents is determined based on “Level 1” inputs.
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
In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 1
5
, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 1
5
, “Long-Term Obligations.”

The following table presents information about our financial assets and liability
that have been measured at fair value at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$71,380	$71,380	$—	$—
Investments:
Short-term:
Corporate debt securities	89,079	—	89,079	—
Commercial paper	39,022	—	39,022	—
U.S. government and agency securities	4,997	—	4,997	—
Long-term:
Corporate debt securities (one to two year maturity)	2,016	—	2,016	—

	$206,494	$71,380	$135,114	$—

Financial liability
Embedded derivative liability	$2,300	$—	$—	$2,300

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability during the year ended December 31, 2019 (in thousands):

Embedded Derivative Liability
Balance as of December 31, 2018	$—
Addition of derivative related to deferred royalty obligation .	2,300
Change in fair value of derivative since issuanc e	—
Balance as of December 31, 2019	$2,300

Our
L
evel 3 embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 1
5
, “Long-Term Obligations”.
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
Long-Lived Assets
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. We have not recorded an impairment in any period since inception.
Deferred Rent
Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to our operating leases under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense. Tenant improvement allowances and other incentives were also recorded as deferred rent under ASC 840 through December 31, 2018. Deferred rent and lease incentives are recorded as a reduction to our operating lease right-of-use
assets as of December 31, 2019.
Revenue Recognition
We adopted Accounting Standards Update (“ASU”)
 2014-09,
 Revenue from Contracts with Customers
, as well as subsequent amendments, which were codified in ASC 606, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, stockholder’s equity or cash flows as of the adoption date, as no transition adjustment for any of our contracts with customers was required.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects
14
3

the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue Recognition
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
14
4

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
Product revenue reserves and allowances:
As noted above, cash discounts, product returns, and chargebacks are recorded as reductions of accounts receivable and distributor fees, government rebates, and other incentives are recorded as a component of accrued expenses. To date, we have determined a material reversal of revenue would not occur in a future period, for the estimates detailed above, as of December 31, 2019 and,
1
45

therefore, the transaction price was not reduced further during the year ended December 31, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product revenue, net and earnings in the period in which such variances become known.
License and Asset Purchase Agreements
We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how,
delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include non-refundable
upfront fees, payments upon the exercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of product candidates if they are successfully approved and commercialized.
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
For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
1
46

Accounts Receivable
In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 days for specialty pharmacy customers and 65 days for specialty distributor customers
. We analyze accounts that are past due for collectability, and periodically evaluate the creditworthiness of our customers. As of December 31, 2019, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.
Inventory
Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. We capitalize the costs to manufacture our products incurred after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Such costs are generally recorded as costs of sales upon shipment. In connection therewith, we value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in,
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
Deferred Royalty Obligation
We treat the liability related to net revenues, as discussed further in Note 15, as a deferred royalty obligation, amortized under the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than
14
7

previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.
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
Foreign Currency Transactions
The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations.
Net foreign exchange losses of less than $0.1 million were recorded in other income for the years ended December 31, 2019, 2018 and 2017.
Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. We have evaluated available evidence and concluded that we may not realize the benefit of our deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets. We recognize interest and/or penalties related to income tax matters in income tax expense. Our foreign tax provision pertains to foreign income taxes due at our German subsidiary which operates on a cost plus profit margin basis.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) resulted in significant changes to the U.S. corporate income tax system. For additional details regarding this act, see Note
14
, “Income Taxes”.
1
4
8

Accounting for Stock-Based Compensation
We account for our stock-based compensation awards in accordance with FASB ASC Topic 718,
Compensation—Stock Compensation
(“ASC 718”). ASC 718 requires all stock-based payments to employees

and
non-employees,
including grants of employee stock options, restricted stock and restricted stock units, as well
as modifications to existing stock options and shares issued under our employee stock purchase plan (“ESPP”), to be recognized in the consolidated statements of operations based on their fair values. We use the Black-Scholes option pricing model to determine the fair value of options granted.
Compensation expense related to awards to employees and
non-employees
with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. Forfeitures are recognized as they occur.
Net Loss Per Share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Our potential dilutive shares, stock options, unvested restricted stock and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect at December 31, 2019, 2018 and 2017 (in common stock equivalent shares):

	December 31,
	2019	2018	2017
Outstanding stock options	9,843,094	8,917,084	7,019,083
Unvested restricted stock units	787,320	25,000	253,100

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. As the Notes are not convertible as of December 31, 2019, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on our net loss position, there is no impact on the calculation of dilutive loss per share during the year ended December 31, 2019.
Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No.
 2016-02,
 Leases (Topic 842)
(“ASU
2016-02”),
which supersedes the lease guidance under FASB ASC Topic 840,
Leases
, resulting in the creation of FASB ASC Topic 842,
Leases
(“ASC 842”).
The FASB also issued amendments to ASU
2016-02,
including ASU
2018-10,
Codification Improvements to Topic 842, Leases
(“ASU
2018-10”)
and ASU
2018-11,
Leases (Topic 842) Targeted
Improvements
(“ASU
2018-11”),
which we collectively refer to as the new leasing standard. In summary, the new leasing standard requires that all lessees (i) recognize, on the balance sheet, liabilities to remit lease payments and right-of-use
assets, representing the right to use the underlying asset for the lease term for both finance and operating leases, and (ii) disclose qualitative and quantitative information about its leasing arrangements. We adopted the standard effective January 1, 2019 using the optional transition method under ASU
2018-11
and, therefore, prior period financial information has not been retrospectively adjusted.
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
1
49

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
As summarized in the table below, the standard had a material impact on our condensed consolidated balance sheet as of December 31, 2019, specifically through recognition of right-of-use
assets of $11.7 million

and lease liabilities of $16.0 million for our existing operating lease for office space in Newton, MA on the effective date. The difference between the operating lease right-of-use
assets and operating lease liabilities is due to the change in classification of deferred rent and lease incentives through December 31, 2018 from liabilities to a reduction in our operating lease right-of-use
assets. However, the standard did not have a material impact on our consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2019, as expense for our existing operating leases continues to be recognized consistent with the recognition pattern before adoption of the new standard.
Please refer to Note 9, “Commitments and Contingencies” for further information
.

	January 1, 2019 Prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as Adjusted
Consolidated balance sheet data (in thousands):
Operating lease and right-of-use assets(1)	$—	$11,711	$11,711
Deferred rent(2)	$390	$(390)	$—
Deferred rent non-current(2)	$3,922	$(3,922)	$—
Operating lease liabilities(3)	$—	$1,175	$1,175
Non-current operating lease liabilities(3)	$—	$14,848	$14,848

(1)	Represents capitalization of operating lease right-of-use assets, offset by reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.

(2)	Represents reclassification of deferred rent and tenant incentives to operating lease right-of-use assets.

(3)	Represents recognition of operating lease liabilities.

We implemented internal controls to enable the preparation of financial information upon adoption.
In June 2018, the FASB issued ASU No.
 2018-07,
Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
(“ASU
 2018-07”).
ASU
 2018-07
largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Topic 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance was adopted on January 1, 2019 and it did not have a material impact on our consolidated financial statements.
In November 2018, the FASB issued ASU No.
 2018-18,
Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606
(“ASU
2018-18”).
The amendments in ASU
2018-18
clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU
2018-18
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU
2018-18
should be applied retrospectively to the date of initial application of ASC 606. We adopted this guidance effective January 1, 2019 using the modified retrospective approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements, as each of our arrangements detailed below within Note
11
, “License and Asset Purchase Agreements,” were previously accounted for under ASC 606, not ASC 808, and we have no other arrangements within the scope of ASC 808.
15
0

In December 2019, the FASB issued ASU No.
 2019-12,
Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
The ASU removes the exception to the incremental approach for intraperiod allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income recorded in Other Comprehensive Income. The general rule under ASC
740-20-45-7
is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations
(the
so-called
incremental approach). Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The new guidance is effective for public business entities with fiscal years, and the related interim periods, beginning after December 15, 2020. For other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance in the ASU may be adopted prior to the effective date. We adopted this guidance effective January 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
ASU
2016-13
requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale
debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU
2016-13
are effective for interim and annual fiscal periods beginning after December 15, 2019. We do not expect the adoption of ASC
2016-13
to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement
(“ASU
2018-13”).
The amendments in ASU
2018-13
modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU
2018-13
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We do not expect ASU
2018-13
to have a material impact on our consolidated financial statements
In August 2018, the FASB issued ASU No.
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

15
1

3. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Life Years	2019	2018
Laboratory equipment	4	$593	$593
Furniture and fixtures	5	654	607
Office and computer equipment	3	598	559
Leasehold improvements	Lesser of useful life or lease term	5,443	5,397

		7,288	7,156
Less accumulated depreciation and amortization		(4,242)	(3,293)

		$3,046	$3,863

Depreciation and amortization expense recorded for the years ended December 31, 2019, 2018, and 2017 was $1.0 million,
 $0.7 million and $0.7 million, respectively.
4. Investments
The following table summarizes our investments in debt securities, classified as available-for-sale
as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$89,110	$12	$(43)	$89,079
Commercial paper	39,004	18	—	39,022
U.S. government and agency securities	4,990	7	—	4,997
Long-term:
Corporate debt securities (one to two year maturity)	2,017	—	(1)	2,016

	$135,121	$37	$(44)	$135,114

The following table summarizes our investments in debt securities, classified as available-for-sale
as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$143,254	$3	$(178)	$143,079
Commercial paper	44,001	—	(23)	43,978
U.S. government and agency securities	19,131	10	(17)	19,124
Certificates of deposit	4,000	—	(3)	3,997
Long-term:
Corporate debt securities (one to two year maturity)	2,007	—	(6)	2,001

	$212,393	$13	$(227)	$212,179

15
2

At December 31, 2019 and December 31, 2018, we held 27 and 79 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2019 and 2018 was $63.8 million and $180.6 million, respectively. As of December 31, 2019 we did no
t have any securities in a continuous unrealized loss position for more than 12 months.

As of December 31, 2018, 8 corporate debt securities with a fair value of $14.9 million had been in a continuous unrealized loss position for more than 12 months. The unrealized losses of less than $0.1 million related to these corporate debt securities were included in accumulated other comprehensive loss as of December 31, 2018. At December 31, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it was not likely that we would be required to sell these securities before recovery of their amortized cost basis.
We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if we have experienced a credit loss and have the intent to sell the investment or if it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The unrealized losses at December 31, 2019 and 2018 are attributable to changes in interest rates, and we do no
t believe any unrealized losses represent other-than-temporary impairments.
5. Inventory
The following table presents our inventory of XPOVIO at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and work in process	$273	$—
Finished goods	73	—

Total inventory	$346	$—

At December 31, 2019, all of our inventory was related to XPOVIO, which was approved by the FDA in July 2019, at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred. At December 31, 2019, we have determined that a reserve related to XPOVIO inventory is not required.
6. Accrued Expenses
Accrued expenses consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Research and development costs	$13,122	$15,903
Payroll and employee-related costs	13,630	10,103
Professional fees	6,172	4,931
I nterest	4,371	—
Other	3,583	1,556

	$40,878	$32,493

15
3

7. Related Party Transactions
We paid consulting expenses of $0.2 million for the years ended December 31, 2019 and 2018, for consulting services with certain related parties, including a family member of management and a board member. At December 31, 2019 and 2018, there was less

than
$0.1
 million
 and $0,
respectively, included in accounts payable and accrued expenses due to related parties.
8. Stockholders’ Equity
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
On April 28, 2017, we completed a
follow-on
offering under our shelf registration statement on Form
S-3
(File No.
 333-214489)
pursuant to which we issued an aggregate of 3,902,439 shares of common stock at a public offering price of $10.25 per share. We received net proceeds of approximately $37.9 million

from the offering after deducting the underwriting discount and commissions and offering expenses.
Controlled Equity Offering Sales Agreement
On December 7, 2015, we entered into a Controlled Equity Offering Sales Agreement (as amended on November 7, 2016 and December 1, 2017, the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we issued and sold through Cantor an aggregate of 9,172,159 shares of our common stock, for net proceeds of approximately $89.1 million. The Sales Agreement was terminated effective August 12, 2018. Under the Sales Agreement, Cantor sold shares of our common stock by methods deemed to be an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We paid Cantor a commission of up to 3.0% of the gross proceeds from the sale of the shares of our common stock pursuant to the Sales Agreement and provided Cantor with customary indemnification and contribution rights.
During the year ended December 31, 2018, we did not sell any shares under the Sales Agreement. During the year ended December 31, 2017, we sold an aggregate of 3,405,763 shares under the Sales Agreement for net proceeds of approximately $37.0 million.

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

15
4

the sale of the Open Market Shares in the amount of up to 3.0% of gross proceeds from the sale of the Open Market Shares pursuant to the Open Market Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.
During the year ended December 31, 2019, we sold an aggregate of 3,712,359 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million.
9.
Commitments and Contingencies
Operating Leases
We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million. The amount is classified within long-term restricted cash.
Upon the adoption of ASU
2016-02,
we recorded an operating lease
right-of-use
asset of $11.7 million and corresponding lease liability of $16.0 million related only to the Newton, MA Lease. As of December 31, 201
8
, there was a balance of $1.7 million and $2.6 million related to unamortized deferred rent and tenant incentive allowances, respectively, for the Newton, MA Lease, both accounted for as liabilities. These balances were deducted from the lease liability on the Newton, MA Lease in arriving at the right-of-use
asset upon adoption of ASU
2016-02
on January 1, 2019.
The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The Newton, MA Lease also includes real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments. As these charges were included in minimum annual rental payments as part of our accounting for the Newton, MA Lease under ASC 840 through December 31, 2018, we have included such amounts in the calculation of the operating lease liability, consistent with ASC 842 and our accounting policy elections thereunder, as specified in Note 2, “Recent Accounting Pronouncements.” The operating lease cost for the Newton, MA Lease for the year ended December 31, 2019 was $2.8 million, of which approximately $0.9 million was charges for CAM.
In addition, we are party to short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of
use asset or lease liability for such leases. These costs were insignificant for the year ended December 31, 2019.
Lease Commitments
As of December 31, 2019, future minimum lease payments under non-cancellable
operating lease agreements for which we have recognized operating lease right-of-use
assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2020	$3,200
2021	3,277
2022	3,447
2023	3,718
2024 and thereafter	6,735

Total minimum lease payments	$20,377
Less: present value adjustment	(5,529)

Present value of minimum lease payments	$14,848

15
5

As of December 31, 2019, the remaining lease term on the Newton, MA Lease was 5.8 years. The lease has a renewal option for an additional five years, although there is no economic penalty for failure to exercise the option. However, because we did not elect the use of hindsight in estimating the lease term for leases subject to transition to the new standard, and the renewal option was not previously considered in our assessment of the lease term for the Newton, MA Lease before adoption of ASC 842, the renewal option was not considered as part of the lease term in calculating the operating lease right-of-use
assets and liabilities as of January 1, 2019.
As a discount rate was not directly observable for our Newton, MA Lease, the discount rate used to calculate the net present value of future payments was our incremental borrowing rate calculated at transition based on the remaining lease term. Upon adoption and through December 31, 2019, the discount rate used to calculate the operating lease liability was 11.0%. The incremental borrowing rate is the rate of interest that we would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, we considered

(i) our estimated public credit rating, (ii) our observable debt yields, as well as other bonds in the market issued by other companies with similar credit ratings as us, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.
Litigation
From time to time we may face legal claims or actions in the normal course of business. We have been named as a defendant in securities class action litigation in the U.S. District Court for the District of Massachusetts. A complaint was filed on July 23, 2019, by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. A second complaint was filed by Heather Mehdi on September 17, 2019, against the same defendants with the exception of the underwriters. The two complaints are related and we expect them to be consolidated by the court. Both complaints allege violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seek unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; unspecified recessionary damages; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We intend to defend vigorously against this litigation.
10. Product Revenue
To date, our only source of product revenue has been from the U.S. sales of XPOVIO, which we began shipping to our customers in July 2019. The following table summarizes activity in each of the product revenue allowance and reserve categories from the date of approval by the FDA through December 31, 2019 (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Short-term:
Beginning balance at July 3 , 2019	$—	$—	$—	$—
Provision related to sales in the current year	2,657	2,318	234	5,209
Credit and payments made	(1,655)	(499)	—	(2,154)

Ending balance at December 31, 2019	$1,002	$1,819	$234	$3,055

Discounts, chargebacks, and returns are recorded as reductions of accounts receivable, and fees, rebates, and other incentives are recorded as a component of accrued expenses.

15
6

11. License and Asset Purchase Agreements
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
and regulatory
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
As part of the Antengene License Agreement, Antengene will also have the right to participate in global clinical studies of the Antengene Licensed Compounds and will bear the cost and expense for patients enrolled in clinical studies in the Antengene Territory. Antengene is responsible for seeking regulatory and marketing approvals for the Antengene Licensed Compounds in the Antengene Territory, as well as any development of the products specifically necessary to obtain such approvals. Antengene is also responsible for the commercialization of the Antengene Licensed Compounds in the Oncology Field and
Non-Oncology
Field, as applicable, in the Antengene Territory at its own cost and expense. Until such time as Antengene elects to manufacture its own drug substance, we will furnish clinical supplies of drug substance to Antengene for use in Antengene’s development efforts pursuant to a clinical supply agreement between us and Antengene, and Antengene may elect to have us provide commercial supplies of drug product to Antengene pursuant to a commercial supply agreement between us and Antengene, in each case the costs of which will be borne by Antengene.
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

1
57

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
In further evaluating the promises detailed above, we determined that the exclusive licenses, initial data transfers, and stand-ready obligation to provide initial clinical supply for each Antengene Licensed Compound were not distinct from one another, and must be combined as four separate performance obligations (the “Antengene Combined License Obligation for selinexor
,
” “Antengene Combined License Obligation for eltanexor
,
” “Antengene Combined License Obligation for
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
Upon execution of the Antengene License Agreement, the only fixed component of the transaction price included the $11.7 million up-front
payment owed to us. As referenced above, we are eligible to receive additional payments of up to $105.0 million in milestone payments if certain development and regulatory
goals

1
58

are achieved and up to $45.0 million in milestone payments if certain sales milestones are achieved, as well as a high single-digit to low double-digit royalty on future net sales of the Antengene Licensed Compounds in the Antengene Territory. In addition, we would receive cost reimbursement in connection with Antengene’s election to receive additional clinical supply for the Antengene Licensed Compounds in the future. We expect to receive
the next milestone
payment
under this agreement, which is $5.0 million, upon the first NDA filing in the Antengene Territory in Multiple Myeloma.
The future
development a
nd
regulatory milestones and cost reimbursement for providing additional clinical supply of the Antengene Licensed Compounds, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through December 31, 2019, because the amounts were fully constrained as of December 31, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside of our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
Through the year ended December 31, 2019, we recognized $9.4 million in revenue under the Antengene License Agreement, as the Antengene Combined License Obligation for selinexor was satisfied when the initial clinical supply of selinexor was delivered during the second quarter of 2019. Revenue will be recognized for the Antengene Combined License Obligation for eltanexor, the Antengene Combined License Obligation for
KPT-9274,
and the Antengene Combined License Obligation for verdinexor once our promise to provide initial clinical supply of each of the Antengene Licensed Compounds in the future is fulfilled. We currently expect the initial clinical supplies of
KPT-9274
, eltanexor and verdinexor to be delivered within twelve months of the balance sheet date of December 31, 2019. Accordingly, and as of December 31, 2019, the remaining $2.3 million of the upfront payment represents a contract liability, all of which was included in deferred revenue and is classified as a current liability.
Biogen Asset Purchase Agreement
On January 24, 2018, we entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).
Under the terms of the APA and Letter Agreement, we sold to Biogen exclusive worldwide rights to develop and commercialize our oral SINE compound
KPT-350
and certain related assets with an initial focus in amyotrophic lateral sclerosis (“ALS”) (the “Transfer of IP”), and also granted Biogen: (i) an exclusive worldwide license under certain of our intellectual property to manufacture or have manufactured
KPT-350
(the “Manufacturing License”), (ii) a technology transfer package, consisting of information and our know-how
regarding the manufacture of
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
and regulatory
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
country-by-country
basis.

1
59

We and Biogen have made customary representations and warranties and agreed to customary covenants in the APA, including covenants requiring Biogen to use commercially reasonable efforts to develop
KPT-350
in specified neurological indications, including ALS, in any of the United States, United Kingdom, France, Spain, Germany or Italy. The APA will continue in effect until the expiration of all royalty obligations, provided that the APA may be terminated earlier by Biogen, subject to the requirements that Biogen (i) negotiate in good faith with us regarding an assignment or license back to us of the purchased assets and (ii) not transfer or license the purchased assets to a third party unless such third party assumes Biogen’s obligations to us under the APA.
We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. We identified the following material promises in the arrangement: the Transfer of IP and the Manufacturing License. We also identified immaterial promises under the contract that were not deemed performance obligations. We further determined that other promises for Additional Supply and Transition

Assistance represented customer options, which would create an obligation for us if exercised by Biogen. Since no additional or material consideration is owed to us by Biogen upon exercise of the customer options for Additional Supply and Transition Assistance, we determined that both are offered at significant and incremental discounts. Accordingly, they were assessed as material rights and, therefore, separate performance obligations in the arrangement. We then determined that the Transfer of IP and the Manufacturing License were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). This is because Biogen requires the Manufacturing License to derive benefit from the Transfer of IP. Based on these determinations, as well as the considerations noted above with respect to the material rights for Additional Supply and Transition Assistance, we identified three distinct performance obligations at the inception of the contract: (i) the Combined Performance Obligation, (ii) the material right for Additional Supply, and (iii) the material right for Transition Assistance. We further determined that the up-front
payment of $
10.0
million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative stand-alone selling prices. In connection therewith, we estimated the stand-alone selling price of the (i) Combined Performance Obligation, (ii) material right for Additional Supply, and (iii) material right for Transition Assistance, and determined that the stand-alone selling price of the material rights for Additional Supply and Transition Assistance were insignificant based on various quantitative and qualitative considerations. Accordingly, we further determined that the allocation of the transaction price to the material rights for Additional Supply and Transition Assistance was insignificant. Based on the estimates of the stand-alone selling prices for each of the performance obligations, we determined that substantially all of the $
10.0
million transaction price should be allocated to the Combined Performance Obligation. We believe that a change in the assumptions used to determine our best estimate of the stand-alone selling prices for the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.
Upon execution of the APA, the transaction price included only the $10.0 million up-front
payment owed to us. We may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales.
We expect to receive the next milestone payment under this agreement, which is $2.0 million, when the fifth patient in a Phase 1 Multiple Ascending Dose Trial in the United States of a Product in amyotrophic lateral sclerosis is dosed.
The future development and regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such milestones is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

16
0

We recognized $10.0 million of revenue during the first quarter of 2018, which was when we had satisfied our promises under the Combined Performance Obligation by transferring the underlying promised goods.
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
and regulatory
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
Subject to the Ono Manufacturing Election, we will furnish clinical supplies of drug substance to Ono for use in Ono’s development efforts pursuant to a clinical supply agreement between us and Ono, and Ono may elect to have us provide commercial supplies of drug product to Ono pursuant to a commercial supply agreement between us and Ono, in each case the costs of which will be borne by Ono.
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

16
1

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
Upon execution of the Ono License Agreement, the transaction price included only the ¥2.5 billion (US$21.9 million on the date received)
up-front
payment owed to us. As referenced above, we are eligible to receive additional payments of up to ¥10.15 billion (approximately US$90.5 million at the exchange rate as of the Ono Effective Date) based on the achievement by Ono of future specified development and regulatory
milestones and up to ¥9.0 billion (approximately US$80.2 million at the exchange rate as of the Ono Effective Date) based on the achievement by Ono of future specified commercial milestones, as well as a low double-digit royalty based on future net sales of selinexor and eltanexor in the Ono Territory. In addition, we could receive cost reimbursement in connection with our promise to stand-ready to provide initial clinical supply for eltanexor in the future. We expect to receive
the next
milestone payment under this agreement upon the first licensed product in Multiple
Myelomna
, of ¥
1.5
 billion (approximately US$
1.5
million), in Japan.

16
2

The future development and regulatory milestones and cost reimbursement for providing initial clinical supply of eltanexor, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2019. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Ono, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to Ono and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate
the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
As the initial clinical supply of selinexor was delivered in April 2018, the Ono Combined License Obligation for selinexor was determined to be fulfilled and revenue of $19.7 million was recognized during the quarter ended June 30, 2018. The transaction price allocated to the Ono Combined License Obligation for eltanexor will be recognized as revenue once our stand-ready promise to provide initial clinical supply of eltanexor in the future is fulfilled, which is the last remaining undelivered promise associated with the Ono Combined License Obligation for eltanexor. As of December 31, 2019, $2.2 million of the Ono License Agreement upfront payment is included in deferred revenue and is classified as a non-current
liability.
12. Stock-based Compensation
During 2010, we established the 2010 Stock Incentive Plan (the “Plan” or the “2010 Plan”). Under the terms of the Plan, we granted options to our employees, officers, directors, consultants and advisors. The exercise price of each stock option is the fair market value as determined in good faith by the Board of Directors (the Board) at the time each option is granted. We granted service-based options under the Plan, which generally vest as follows: 25% of the shares vest one calendar year from the vesting start date, 2.083% of the shares vest on the first day of each month for the three years thereafter. The options granted under the Plan generally expire in 10 years from the date of grant. We will grant no further stock options or other awards under the 2010 Plan.
In October 2013,
the Board
adopted and our stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective immediately prior to the closing of the IPO and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Plan is equal to the sum of (1) 969,696 shares plus (2) the number of shares (up to 2,126,377 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2010 Plan and the number of shares of common stock subject to outstanding awards under the 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lesser of (A) 1,939,393 shares of common stock, (B) 4% of the number of shares of common stock outstanding on the first day of such fiscal year, or (C) an amount determined by the Board.
In January 2019, 2018 and 2017, the number of shares available for issuance under the 2013 Plan was increased by 1,939,393, 1,939,393 and 1,675,513 shares of common stock, respectively. As of December 31, 2019, we had 2,373,779 shares available for issuance under the 2013 Plan.

16
3

In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$6,457	$8,686	$11,208
Selling, general and administrative	8,834	8,589	9,197

Total	$15,291	$17,275	$20,405

Stock Options
The total stock-based compensation
expense related to employee and
non-employee
stock options for the years ended December 31, 2019, 2018 and 2017 was $12.6 million, $16.4 million and $16.7 million, respectively.
The following table summarizes stock option activity for employees and nonemployees:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	8,917,084	$13.78	7.4	$8,197
Granted	3,325,390	8.67
Exercised	(394,358)	7.18
Forfeited	(2,005,022)	13.36

Options outstanding at December 31, 2019	9, 843,094	$12.40	7.0	$82,134

Options exercisable at December 31, 2019	5,391,153	$14.65	5.6	$39,879

The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $6.0 million and $0.4 million, respectively.
The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees
on each reporting date and upon vesting using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the awards:

Years Ended December 31,
	2019	2018	2017
Volatility	79%-81%	79%-81%	79%-85%
Expected term (in years)	5.5-6.0	5.5-9.8	5.5-9.6
Risk-free interest rate	1.42%-2.58%	2.50%-3.05%	1.76%-2.29%
Dividend	—%	—%	—%

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107,
Share-Based Payment
, to calculate the expected term as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees and utilize the contractual term for options granted to non-employees.
The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including early stage of product development and therapeutic focus. For these analyses, we select companies with comparable characteristics to

16
4

ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We account for forfeitures as they occur.
Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2019, 2018 and 2017 was $6.01, $8.91 and $7.22 per share, respectively.
At December 31, 2019, the total unrecognized compensation related to unvested employee and non-employee
stock option awards granted under the 2013 Plan was $26.7 million, which we expect to recognize over a weighted-average period of approximately 2.66 years.
Restricted Stock Units
A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant.

We grant RSUs with service conditions that vest in
two
or
four
equal annual installments provided that the employee remains employed with us.
During the year ended December 31, 2019, we granted
1,065,970
shares of RSUs under the 2013 Plan. The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2019 and 2018, respectively:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	25,000	$9.87
Granted	1,065,970	9.25
Forfeited	(286,150)	9.24
Vested	(17,500)	8.96

Unvested at December 31, 2019	787,320	$9.28

The total stock-based compensation expense related to RSUs for the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $0.4 million and
$
3.4 million, respectively.
As of December 31, 2019, there was $5.8 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.12 years.
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
In 2013, our shareholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the Board.
During the years ended December 31, 2019, 2018 and 2017, $1.7 million, $0.9 million and 0.4 million, respectively, was withheld from employees, on an after-tax
basis, in order to purchase 415,257, 98,770 and

16
5

57,582 shares of our common stock, respectively. For the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense related to the ESPP

of $1.1 million, $0.4 million and $0.2 million, respectively. As of December 31, 2019, 404,332 shares of our
common stock remained available for issuance under the ESPP. As of December 31, 2019, there was $0.4 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.
The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Volatility	61% -104%	48%-61%	48%-78%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	2.4% -2.5%	1.3%-2.1%	0.5%-1.3%
Dividend	—%	—%	—%

13. 401(k) Plan
We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, we adopted a Safe Harbor Plan that provides a Company match up to 4% of salary. We contributed a match of $1.7 million, $1.1 million and $0.6 million to the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017, respectively.
14. Income Taxes
New Tax Legislation
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. We have recognized the impact of the TCJA in these consolidated financial statements and related disclosures. In the year ended December 31, 2018, we recorded an impact of $0.5 million related to the return to provision items for federal rate change, which is offset by a full valuation allowance. The impact of the remeasurement of our U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $42.7 million, which is offset by a full valuation allowance. There was no impact to our income statement due to the reduction in the U.S. corporate tax rate.
Income Taxes
For the years ended December 31, 2019, 2018 and 2017, we recorded an income tax expense of less than $
0.1
million for our operations in Germany. Our foreign tax provision pertains to foreign income taxes due at our German subsidiary which operates on a cost-plus profit margin.

16
6

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Foreign	$(23,350)	$(28,689)	$(35,680)
U.S.	(176,200)	(149,692)	(93,241)

Totals	$(199,550)	$(178,381)	$(128,921)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The significant components of our deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
U.S. and state net operating loss carryforwards	$150,909	$116,236
Stock-based compensation	11,914	11,228
Accruals and other temporary differences	4,212	3,605
Research and development credits	62,374	49,307
Capitalized research and development	1,021	1,388
Fixed assets and intangibles	5,893	6,422
Deferred revenue	1,051	527
Foreign net operating loss carryforwards	4	72
Lease liability	3,443	—
Deferred royalty embedded derivative	533	—
Valuation allowance	(224,943)	(173,247)

Total deferred tax assets	16,411	15,538

Deferred tax liabilities:
Convertible debt amortization	(13,431)	(15,538)

Right-of-use asset	(2,462)	—
Deferred royalty obligation	(518)	—
Total deferred tax liabilities	(16,411)	(15,538)

Net deferred tax assets	$—	$—

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased approximately $51.7
million during the year ended December 31, 2019 to $224.9
million, from $173.2 million during the year ended December 31, 2018, primarily due to the generation of net operating losses.

16
7

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax expense at statutory rate	21.0%	21.0%	34.0%
State income tax, net of federal benefit	1.7%	0.7%	5.9%
Permanent differences	(0.5)%	—%	(3.9)%
Research and development credit	6.0%	7.8%	8.4%
Foreign rate differential	(2.5)%	(3.4)%	(9.4)%
Change in valuation allowance	(25.9)%	(28.2)%	(1.4)%
Provision to return adjustments	0.6%	2.4%	1.0%
Other	(0.4)%	(0.6)%	(1.4)%
Federal rate change	—%	0.3%	(33.2)%

Effective income tax rate	—%	—%	—%

As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards of approximately $576.5 million and $427.0 million, respectively, which may be able to offset future income tax liabilities. Of the $
576.5

million carryforward as of December 31, 2019, $
283.6

million of the carryforward has an indefinite life and

$
292.9

million will expire at various dates through 2037. As of December 31, 2019 and 2018, we had U.S. state net operating loss carryforwards of approximately $502.3 million and
$
414.8

million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 203
9
. Also as of December 31, 2019, we had foreign net operating loss carryforwards of less than

$
0.1

million, which
have an indefinite li
fe and
may be able to offset future foreign income tax liabilities.
As of December 31, 2019 and 2018, we had federal research and development tax credit carryforwards of approximately
$
58.5
million and $
46.9

million, respectively, available to reduce future tax liabilities, which expire at various dates through 203
9
. As of December 31, 2019 and 2018, we had state research and development tax credit carryforwards of approximately $
4.9

million and $
3.0

million, respectively, available to reduce future tax liabilities, which expire at various dates through 203
4
. We completed a study of R&D tax credits through December 31, 2018 and adjusted our deferred tax asset for the result of that study. For the year ending December 31, 2019, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of us immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Previously, we have completed several financings since our inception, which resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. We completed a Section 382 analysis through July 31, 2015 and subsequently reduced our deferred tax assets for tax attributes we believe will expire unused. We updated our Section 382 analysis through December 31, 2019 and confirmed there were no ownership changes since July 31, 2015. In the future, we may complete financings that could result in a change in control,

16
8

which will reduce our deferred tax assets for tax attributes we believe will expire unused due to the change in control limitations.
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
We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.
We or one of our subsidiaries file income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent we have tax attribute carryforwards
, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.
15. Long-term obligations
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
As of December 31, 2019, none of the above circumstances had occurred and as such, the Notes could not have been converted.
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
The outstanding balances of the Notes as of December 31, 2019 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(62,643)

Net carrying amount	$109,857

Equity component:	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of December 31, 2019, the
“if-converted
value” did not

17
0

exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of December 31, 2019 was approximately $251.0 million.
The following table sets forth total interest expense recognized related to the Notes during the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Contractual interest expense	$5,175
Amortization of debt discount	6,849
Amortization of debt issuance costs	344

Total interest expense	$12,368

Future minimum payments on the Notes as of December 31, 2019 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$5,175
2021	5,175
2022	5,175
2023	5,175
2024 and thereafter	182,850

Total minimum payments	$203,550
Less: interest	(31,050)
Less: unamortized discount	(62,643)
Less: current portion	—

Convertible senior notes	$109,857

Deferred Royalty Obligation

In September 2019,
we entered into a Revenue Interest Financing Agreement (”deferred royalty obligation”) with HealthCare Royalty Partners
III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) whereby HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of future net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. We received $75.0 million upon closing (the “First Investment Amount”) and have the right to receive an additional $75.0 million (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”) upon the achievement of future regulatory and commercial milestones and subject to the approval of both parties and customary closing conditions.
In exchange for the First Investment Amount, HCR will receive a tiered royalty in the mid-single
digits based on worldwide net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentages are subject to reduction in the future if a target based on cumulative U.S. net sales is met. Total royalty payments are capped at 185% of the Investment Amount.
If HCR has not received 65% of the Investment Amount by December 31, 2022 or 100% of the Investment Amount by December 31, 2024, we must make a cash payment sufficient to gross HCR up to such minimum amounts.

17
1

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185%
of the Investment Amount by the twelve-year anniversary of the initial closing date, we shall pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the United States or our breach of any covenant contained in the Revenue Interest Financing Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Revenue Interest Financing Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO.
We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have further evaluated the terms of the debt and determined that the repayment of 185%
of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2. The aggregate fair value of the embedded derivative at issuance date is included in deferred royalty obligation. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
The effective interest rate as of December 31, 2019 was
18.4
%.
In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $
1.4
million. Debt issuance costs have been netted against the debt as of December 31, 2019 and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
The carrying value of the deferred royalty obligation at December 31, 2019 was $
71.3

million based on
$
75.0

million of proceeds, net of fair value of the bifurcated embedded derivative liability and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximates fair value at December 31, 2019 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2019)

3.2
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 18, 2013)

4.1
Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2
Third Amended and Restated Investors’ Rights Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

4.3
Indenture (including form of Note) with respect to the Registrant’s 3.00% convertible senior notes due 2025, dated as of October 16, 2018, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 16, 2018)

4.4**	Description of Securities Registered under Section 12 of the Exchange Act

10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

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

Exhibit Number	Description of Exhibit

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

10.31†
License Agreement, dated October 11, 2017, by and between the Registrant and Ono Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 15, 2018)

10.32†
Asset Purchase Agreement, dated January 24, 2018, by and between the Registrant and Biogen MA Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.33†
License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

Exhibit Number	Description of Exhibit

10.34
Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.35*
Offer Letter, dated February 3, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.36*
Nonstatutory Stock Option Agreement, dated February 25, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.37*
Karyopharm Therapeutics Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 6, 2019)

10.38***
Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P, and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Registrant)

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Michael G. Kauffman, M.D., Ph.D., Chief Executive Officer of the Registrant, and Michael Mason, Senior Vice President, Chief Financial Officer and Treasurer of the Registrant

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
†	Confidential treatment has been granted as to portions of the exhibit.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
***	Certain portions of this exhibit (indicated by “***”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: February 26, 2020	By:	/s/ Michael G. Kauffman
Michael G. Kauffman, M.D., Ph.D. Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Kauffman	Chief Executive Officer and Director	February 26, 2020
Michael G. Kauffman, M.D., Ph.D.	(Principal Executive Officer)

/s/ Michael Mason Michael Mason	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2020
(Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	February 26, 2020
Garen G. Bohlin

/s/ Mikael Dolsten	Director	February 26, 2020
Mikael Dolsten, M.D., Ph.D.

/s/ J. Scott Garland	Director	February 26, 2020
J. Scott Garland

/s/ Barry E. Greene	Director	February 26, 2020
Barry E. Greene

/s/ Deepika R. Pakianathan	Director	February 26, 2020
Deepika R. Pakianathan, Ph.D.

/s/ Mansoor Raza Mirza	Director	February 26, 2020
Mansoor Raza Mirza, M.D.