Form 10-Q
period 2020-03-31
Karyopharm Therapeutics Inc.
filed 2020-05-05
CIK 1503802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, there were
73,121,914
shares of Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited).
KARYOPHARM THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	March 31 , 2020	December 31 , 2019
Assets
Current assets:
Cash and cash equivalents	$202,247	$128,858
Short-term investments	149,884	133,098
Accounts receivable	9,281	7,862
Inventory	970	346
Prepaid expenses and other current assets	7,551	7,289
Restricted cash	987	1,117

Total current assets	370,920	278,570
Property and equipment, net	2,814	3,046
Operating lease right-of-use assets	10,320	10,617
Long-term investments	31,373	2,016
Restricted cash	714	714

Total assets	$416,141	$294,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,694	$985
Accrued expenses	43,783	40,878
Deferred revenue	1,287	2,341
Operating lease liabilities	1,711	1,646
Other current liabilities	1,224	500

Total current liabilities	49,699	46,350
Convertible senior notes	111,769	109,857
Deferred royalty obligation	73,588	73,588
Operating lease liabilities, net of current portion	12,746	13,202
Deferred revenue, net of current portion	2,192	2,192

Total liabilities	249,994	245,189
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 73,095 and 65,370 shares issued and outstanding at March 31 , 2020 and December 31 , 2019 , respectively	7	7
Additional paid-in capital	1,092,829	923,142
Accumulated other comprehensive loss	(420)	(37)
Accumulated deficit	(926,269)	(873,338)

Total stockholders’ equity	166,147	49,774

Total liabilities and stockholders’ equity	$416,141	$294,963

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended, March 31,
	2020	2019
Revenues:
Product revenue, net	$16,061	$—
License and other revenue	2,077	155

Total revenues	18,138	155

Operating expenses:
Cost of s ales	819	—
Research and development	33,997	37,974
Selling, general and administrative	30,678	27,103

Total operating expenses	65,494	65,077

Loss from operations	(47,356)	(64,922)
Other income (expense):
Interest income	975	1,771
Interest expense	(6,509)	(2,998)
Other income (expense), net	25	(2)

Total other expense, net	(5,509)	(1,229)

Loss before income taxes	(52,865)	(66,151)
Income tax provision	(66)	(10)

Net loss	$(52,931)	$(66,161)

Net loss per share—basic and diluted	$(0.78)	$(1.09)

Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	67,627	60,856

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(52,931)	$(66,161)

Comprehensive income (loss)
Unrealized (loss) gain on investments	(314)	257
Foreign currency translation adjustment	(69)	(41)

Comprehensive loss	$(53,314)	$(65,945)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(52,931)	$(66,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	245
Net amortization of premiums and discounts on investments	12	(522)
Amortization of debt discount and issuance costs	1,912	1,704
Stock-based compensation expense	5,152	3,907
Changes in operating assets and liabilities:
Accounts receivable	(1,419)	—
Inventory	(624)	—
Prepaid expenses and other current assets	(268)	(597)
Operating lease right-of-use assets	297	263
Accounts payable	711	(2,016)
Accrued expenses and other liabilities	3,350	(3,255)
Deferred revenue	(1,054)	—
Operating lease liabilities	(391)	(191)

Net cash used in operating activities	(45,011)	(66,623)
Investing activities
Purchases of property and equipment	(10)	(49)
Proceeds from maturities of investments	47,413	60,033
Purchases of investments	(93,882)	(27,993)

Net cash (used in) provided by investing activities	(46,479)	31,991
Financing activities
Proceeds from issuance of common stock, net of issuance costs	162,096	—
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,733	152

Net cash provided by financing activities	164,829	152
Effect of exchange rate on cash, cash equivalents and restricted cash	(80)	(37)

Net increase (decrease) in cash, cash equivalents and restricted cash	73,259	(34,517)
Cash, cash equivalents and restricted cash at beginning of period	130,689	118,737

Cash, cash equivalents and restricted cash at end of period	$203,948	$84,220

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$202,247	$83,506
Short-term restricted cash	987	—
Long-term restricted cash	714	714

Total cash, cash equivalents and restricted cash	$203,948	$84,220

Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$11,711
Deferred financing costs in accrued expenses	$294	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$796	$630
Cash paid for interest on deferred royalty obligation	$1,240	$—
See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	189	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	348	—	2,733	—	—	2,733
Stock-based compensation expense	—	—	5,152	—	—	5,152
Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Unrealized loss on investments	—	—	—	(314)	—	(314)
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(52,931)	(52,931)

Balance at March 31, 2020	73,095	$7	$1,092,829	$(420)	$(926,269)	$166,147

Balance at December 31, 2018	60,829	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	5	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	30	—	152	—	—	152
Stock-based compensation expense	—	—	3,907	—	—	3,907
Unrealized gain on investments	—	—	—	257	—	257
Foreign currency translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(66,161)	(66,161)

Balance at March 31, 2019	60,864	$6	$861,215	$(28)	$(739,909)	$121,284

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM
THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Nature of Business
Karyopharm Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), is an innovation-driven pharmaceutical company focused on the discovery, development and commercialization of novel, first-in-class
 drugs directed against nuclear export and related targets for the treatment of cancer and other major diseases. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts. Our
S
elective
 I
nhibitor of
 N
uclear
 E
xport
 (
SINE
) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (XPO1). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. In July 2019, the U.S. Food and Drug Administration (“FDA”) approved XPOVIO
®
(selinexor) tablets in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma (“RRMM”) who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. XPOVIO became commercially available in the U.S. in July 2019.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation
 S-X,
Rule
 10-01.
Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Annual Report on Form
 10-K
for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“Annual Report”).
Basis of Consolidation
The condensed consolidated financial statements at March 31, 2020 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The significant accounting policies used in preparation of these condensed consolidated financial statements on Form
 10-Q
for the three months ended March 31, 2020 are consistent with those discussed in Note 2, “
Summary of Significant Accounting Policies
,” in our Annual Report.
2. Recent Accounting Pronouncements and Other
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
Certain amendments thereto were also issued by the FASB. ASU
2016-13
and the related amendments require that credit losses be reported as an allowance using an expected loss model, representing the entity’s current estimate of credit losses expected to be incurred. The previous accounting guidance, as applied by us through December 31, 2019, was based on an incurred loss model. For available-for-sale
debt securities with unrealized losses, ASU
2016-13
and the related amendments now require allowances to be recorded instead of reducing the amortized cost of the investment. ASU
2016-13
and the related amendments are effective for interim and annual fiscal periods beginning after December 15, 2019. We adopted this guidance effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement
(“ASU
2018-13”).
The amendments in ASU
2018-13
modify the disclosure requirements on fair value measurements in Accounting Standards Codification (“ASC”) 820,
Fair Value Measurement
, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU
2018-13
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No.
2018-15,
 Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40)
(“ASU
 2018-15”).
ASU
 2018-15
updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU
 2018-15
are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020. The adoption of this standard did not have an impact on our condensed consolidated financial statements.
Other
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and provides an estimated $2.2 trillion to fight the
COVID-19
pandemic and stimulate the U.S. economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based
tax laws. Some of the key income tax provisions include eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2020, 2019 or 2018 and reinstating it for tax years after 2020; allowing NOLs generated in 2020, 2019 or 2018 to be carried back five years; increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2020 and 2019 tax years; allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end
entities). We have assessed the impact of these provisions and they are not material to our condensed consolidated financial statements or related disclosures.
Measures not related to income-based taxes within the CARES Act include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and (2) allowing eligible employers subject to closure due to the
COVID-19
pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. These measures of the CARES Act also are not material to our condensed financial statements or related disclosures.

3. Product Revenue
To date, our only
source
of product revenue has been from the U.S. sales of XPOVIO, which we began shipping to our customers in July 2019. For the three months ended March 31, 2020
,
we recorded net product
revenue of $16.1 million
.

We did not have net product revenue for the three months ended March 31, 2019. For the three months ended March 31, 2020, we recorded a total of $
2.8
 million
as a reduction of revenue consisting primarily of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns.
As of March 31, 2020 and December 31, 2019, net product revenue related to receivables of $9.3 million and $7.9 million, respectively, were included in accounts receivable. To date, we have no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of
March 31, 2020.
4. Inventory
The following table presents our inventory of XPOVIO at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and work in process	$817	$273
Finished goods	153	73

Total inventory	$970	$346

At March 31, 2020, all of our inventory was related to XPOVIO, which was approved by the FDA in July 2019, at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred. At March 31, 2020, we have determined that a reserve related to XPOVIO inventory is not required.
5. License and Asset Purchase Agreements
In prior periods, we entered into
out-licensing
and asset purchase agreements with Anivive Lifesciences, Inc. (“Anivive”), Ono Pharmaceutical Co., Ltd. (“Ono”), Biogen MA Inc. (“Biogen”), and Antengene Therapeutics Limited (“Antengene”), all of which are accounted for within the scope of ASC 606,
Revenue from Contracts with Customers
. During the three months ended March 31, 2020, there were no material changes, including amendments and/or other contract modifications, to the above agreements.
For further details on the terms and accounting treatment considerations for the contracts noted above, please refer to Note 11, “
License and Asset Purchase Agreements
,” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.
As summarized in the following table, which presents changes in balance sheet accounts for our out-licensing
and asset purchase agreements, we
recognized $1.1 million
under the license agreement with Antengene during the three months ended March 31, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	March 31, 2020
Short-term Deferred Revenue
Antengene	$2,341	$—	$1,054	$1,287
Total short-term deferred revenue	$2,341	$—	$1,054	$1,287
Long-term Deferred Revenue
Ono	$2,192	$—	$—	$2,192
Total long-term deferred revenue	$2,192	$—	$—	$2,192
Total deferred revenue	$4,533	$—	$—	$3,479

In April 2020, we terminated our October 2017 license agreement with Ono for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the ASEAN countries. In addition, in May 2020, we amended our May 2018 license agreement with Antengene to expand the territory for the exclusive development and commercialization rights of selinexor and eltanexor and
KPT-9274,
each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology
 indications (the “Amended Antengene Agreement”). Under the terms of the Amended Antengene Agreement, Antengene now has the exclusive development and commercialization rights for selinexor and eltanexor,
KPT-9274
and verdinexor in Mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand. Previously, Antengene’s territory covered mainland China and Macau for selinexor and eltanexor and mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam for
KPT-9274
and verdinexor.
Under the terms of the original Antengene Agreement, we
received
an upfront cash payment of $11.7 million and were entitled to receive up to $105.0 million in milestone payments from Antengene if certain development goals are achieved and up to $45.0 million in milestone payments from Antengene if certain sales milestones are achieved. Under the terms of the Amended Antengene Agreement, we will receive an additional $12.0 million one-time
upfront payment, which we expect to receive in the second quarter of 2020 and additional future milestone payments from Antengene if certain regulatory and commercialization goals are achieved. In addition, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and
KPT-9274
in the Antengene territory.
6. Fair Value of Financial Instruments
Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at March 31, 2020 and December 31, 2019.
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
Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate debt securities, U.S. government and agency securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 11, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes
a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “
Summary of Significant Accounting Policies
,” and Note 15, “
Long-Term Obligations
” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

The following table presents information about our financial assets and liability that have been measured at fair value at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$152,770	$152,770	$—	$—
Commercial paper	1,500	—	1,500	—
Corporate debt securities	1,002	—	1,002	—
Investments:
Short-term:
Corporate debt securities	118,753	—	118,753	—
Commercial paper	31,131	—	31,131	—
Long-term:
Corporate debt securities (one to two-year maturity)	26,361	—	26,361	—
U.S. government and agency securities (one to two-year maturity)	5,012	—	5,012	—

	$336,529	$152,770	$183,759	$—

Financial liability
Embedded derivative liability	$2,300	$—	$—	$2,300

The following table presents information about our financial assets and liability that have been measured at fair value at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$71,380	$71,380	$—	$—
Investments:
Short-term:
Corporate debt securities	89,079	—	89,079	—
Commercial paper	39,022	—	39,022	—
U.S. government and agency securities	4,997	—	4,997	—
Long-term
Corporate debt securities (one to two-year maturity)	2,016	—	2,016	—

	$206,494	$71,380	$135,114	$—

Financial liability
Embedded derivative liability	$2,300	$—	$—	$2,300

7. Investments
The following table summarizes our investments in debt securities, classified as available-for-sale,
as of March 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$119,110	$78	$(435)	$118,753
Commercial paper	31,087	44	—	31,131
Long-term:
Corporate debt securities (one to two-year maturity)	26,372	89	(100)	26,361
U.S. government and agency securities (one to two-year maturity)	5,010	2	—	5,012

	$181,579	$213	$(535)	$181,257

The following table summarizes our investments in debt securities, classified as available-for-sale
as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$89,110	$12	$(43)	$89,079
Commercial paper	39,004	18	—	39,022
U.S. government and agency securities	4,990	7	—	4,997
Long-term:
Corporate debt securities (one to two-year maturity)	2,017	—	(1)	2,016

	$135,121	$37	$(44)	$135,114

We review investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive income.
Changes in the allowance for credit losses are recorded as
a
provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale
security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at March 31, 2020 and December 31, 2019 are attributable to changes in interest rates and we do not believe any unrealized losses represent credit losses.
At March 31, 2020 and December 31, 2019, we held 41 and 27 debt securities, respectively, that were in an unrealized loss. The following table summarizes debt securities available-for-sale
in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available-for-sale securities
Corporate debt securities	$94,804	$(535)	$—	$—	$94,804	$(535)

Total available-for-sale securities	$94,804	$(535)	$—	$—	$94,804	$(535)

8. Net Loss Per Share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Our potentially dilutive shares, which include outstanding stock options and unvested restricted stock units, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect
 (in thousands)
:

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	11,233	10,520
Unvested restricted stock units	1,734	950

We have the option to settle the conversion obligation for our 3.00%
convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of March 31, 2020, they are not participating securities and do not have an impact on the calculation of basic loss per share. Based on our net loss position, there was no impact to the calculation of dilutive loss per share during the three months ended March 31, 2020 or 2019.
9. Stock-based Compensation
The following table summarizes stock-based compensation expenses included in operating expenses, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,323	$1,548
Selling, general and administrative	2,829	2,359

Total stock-based compensation	$5,152	$3,907

10. Equity
Underwritten Offerings
On March 6, 2020, we completed a
follow-on
offering under our shelf registration statement on Form
 S-3
pursuant to which we issued an aggregate of 7,187,500 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $24.00 per share. We received aggregate net proceeds of approximately $161.8 million from the offering after deducting the underwriting discounts and commissions and other offering expenses.
Open Market Sale Agreement
On August 17, 2018, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).
Under the Open Market Sale Agreement, Jefferies may sell the Open Market Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We may sell the Open Market Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the Open Market Shares in an
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
As of March 31, 2020, we have sold an aggregate of 3,712,359
Open Market Shares
under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold during the year ended December 31, 2019.

We did
no
t sell Open Market Shares under the Open Market Sale Agreement during the three months ended March 31, 2020 or 2019
.
11. Long-Term Obligations
3.00% Convertible Senior Notes due 2025
In October 2018, we issued $172.5 million aggregate principal amount of convertible senior notes due 2025 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to our ability to settle the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in
capital and $3.4 million was allocated to the Liability Component and recorded as a reduction of the Notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.
The Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The Notes will be subject to redemption at our option, on or after October 15, 2022, in whole or in part, if the conditions described below are satisfied. The Notes will
mature on
October 15, 2025
, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of
63.0731
 shares of common stock per $
1
principal amount of the Notes (equivalent to an initial conversion price of approximately $
15.85
per share of common stock).

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

As of March 31, 2020, none of the above circumstances had occurred and as such, the Notes could not have been converted.
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
The outstanding balances of the Notes as of March 31, 2020 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(60,731)

Net carrying amount	$111,769

Equity component:	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of March 31, 2020, the
“if-converted
value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of March 31, 2020 was approximately $250.9 million.

The following table sets forth total interest expense recognized related to the Notes during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,294	$1,294
Amortization of debt discount	1,821	1,623
Amortization of debt issuance costs	91	81

Total interest expense	$3,206	$2,998

Future minimum payments on the Notes as of March 31, 2020 were as follows (in thousands):

Years ended December 31 ,	Future Minimum Payments
2020	$5,175
2021	5,175
2022	5,175
2023	5,175
2024 and thereafter	182,850

Total minimum payments	$203,550
Less: interest	(31,050)
Less: unamortized discount	(60,731)

Convertible senior notes	$111,769

Deferred Royalty Obligation
In September 2019, we entered into a Revenue Interest Financing Agreement (“deferred royalty obligation”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) whereby HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties.
We received $75.0 million upon closing (the “First Investment Amount”) and have the right to receive an additional $75.0 million (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”) upon the achievement of future regulatory and commercial milestones and subject to the approval of both parties.
In exchange for the First Investment Amount, HCR receives tiered royalties in the mid-single
digits based on worldwide net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentages are subject to reduction in the future if a target based on cumulative U.S. net sales is met. Total royalty payments are capped at 185% of the Investment Amount.
If HCR has not received 65% of the Investment Amount by December 31, 2022 or 100% of the Investment Amount by December 31, 2024,
we must make a cash payment sufficient to gross up the payments to such minimum amounts.
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
We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “
Summary of Significant Accounting Policies
” and Note 15, “
Long-Term Obligations
” to our

Consolidated Financial Statements contained in Item 8 of our Annual Report. The aggregate fair value of the embedded derivative is $2.3 million and is included in deferred royalty obligation. We remeasure the embedded derivative to fair value each reporting period until the time the features lapses and/or the termination of the Revenue Interest
Financing
Agreement.
The effective interest rate as of March 31, 2020 was approximately 18%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million in the quarter ended September 30, 2019. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
The carrying value of the deferred royalty obligation, as presented on the condensed consolidated balance sheet, approximates fair value at March 31, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “
Summary of Significant Accounting Policies
” and Note 15, “
Long-Term Obligations
” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form
 10-K
for the year ended December 31, 2019, or Annual Report.
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
Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to successfully commercialize XPOVIO
®
(selinexor) tablets; the impact of the ongoing
COVID-19
pandemic on our business, including by reducing sales of XPOVIO, interrupting or delaying research and development efforts, impacting the ability to procure sufficient supply for the development and commercialization of selinexor or other product candidates, delaying ongoing or planned clinical trials, impeding the execution of business plans, planned regulatory milestones and timelines, or inconveniencing patients; the adoption of XPOVIO in the commercial marketplace; adverse results in our drug discovery and clinical development activities; decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our drug candidates; our ability to raise additional capital to support our clinical development program and other operations; our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates; our ability to obtain, maintain and enforce our intellectual property rights; the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials; our reliance on third-parties; competitive developments; the effect of current and future legislation and regulation and regulatory actions; as well as other risks described in this Quarterly Report on Form
 10-Q,
our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2020, and other filings with the SEC.
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
S
elective
I
nhibitor of
N
uclear
E
xport
(
SINE
) compounds that inhibit the nuclear export protein exportin 1, or XPO1. These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of high unmet medical need diseases. Our SINE compounds were the first oral XPO1 inhibitors in clinical development. Our lead asset, XPOVIO, was the first SINE compound to receive marketing approval by the FDA in July 2019 and is currently indicated for use in adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, or PIs, at least two immunomodulatory agents, or IMiDs, and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory myeloma. This indication was approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The randomized Phase 3 BOSTON (
Bo
rtezomib,
S
elinexor and Dexame
t
has
on
e) study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone in patients with myeloma treatment with between one and three prior therapies is expected to serve as the confirmatory trial based on positive topline data announced in March 2020.

Our focus is on marketing XPOVIO in its currently approved indication as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical needs. We plan to conduct additional clinical trials and seek additional approvals for the use of selinexor in combination with other oncology therapies to expand the patient populations that are eligible for selinexor. Thus, we are currently advancing the clinical development of selinexor in multiple hematological malignancies and solid tumor indications. Studies that support submitted applications for regulatory approval include STORM (
S
elinexor
T
reatment of
R
efractory
M
yeloma) and SADAL (
S
elinexor
A
gainst
D
iffuse
A
ggressive
L
ymphoma). On March 2, 2020, we announced positive topline data from the pivotal, randomized Phase 3 BOSTON study in multiple myeloma. Ongoing clinical trials evaluating selinexor include the Phase 1b/2 STOMP (
S
elinexor and Backbone
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
(Chari, A.
et al
. August 2019). In addition, we reported updated, positive data from the SADAL study as well as updated interim data for the STOMP study at various medical conferences. As a result of the positive results from STORM, in addition to the FDA approval of our first New Drug Application, or NDA, we also filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in January 2019 and currently expect to receive a decision on our application by late 2020.
Based on the positive results of the SADAL study, we submitted a Supplemental New Drug Application, or sNDA, to the FDA in December 2019, with a request for accelerated approval for selinexor as a new treatment for adult patients with relapsed and/or refractory diffuse large
B-cell
lymphoma, or DLBCL, not otherwise specified, who have received at least two prior therapies. The FDA accepted the application for filing on February 18, 2020 and granted Priority Review with a target decision date of June 23, 2020 under the Prescription Drug User Fee Act, or PDUFA. Selinexor has received both Orphan Drug and Fast Track designations from the FDA for this same indication. Provided that marketing approval is granted by the FDA on or about the PDUFA goal date, we expect to be ready to commercialize selinexor in the U.S. as a treatment for patients with relapsed and/or refractory DLBCL upon approval. Although we currently believe that the timing for this review remains on track, due to the
COVID-19
pandemic, we cannot be certain that a decision by the FDA will be reached by the PDUFA goal date. We also plan to submit an MAA to the EMA in 2021 with a request for conditional approval of selinexor in DLBCL.
In April 2020, we initiated a global randomized Phase 2 clinical trial for low dose oral selinexor in hospitalized patients with severe
COVID-19.
This study, known as
XPORT-CoV-1001,
is expected to enroll approximately 230 patients at clinical sites in the U.S., Europe and Israel and will assess the activity and safety of 20mg of selinexor given orally three times a week for two weeks. Patients tolerating therapy well and experiencing clinical benefit may continue treatment for an additional two weeks at the discretion of the treating physician. The primary endpoint of the study is time to clinical improvement based on improvement in the Ordinal Scale, consistent with the
COVID-19
trial recommendations by the World Health Organization and the FDA. In addition to its role in cancer, XPO1 has also been shown to facilitate the transport of several viral proteins from the nucleus of the host cell to the cytoplasm, and it amplifies the activities of pro-inflammatory
transcription factors. SINE compounds have shown potential to interfere with key host protein interactions with influenza, respiratory syncytial virus and other viruses, including
SARS-CoV-2,
the virus that causes
COVID-19.
On April 20, 2020, we announced that the first patient in our
COVID-19
study has been dosed.
In addition to selinexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compounds eltanexor and verdinexor, as well as our oral dual PAK4/NAMPT inhibitor,
KPT-9274.
We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, or MDS, colorectal cancer and metastatic castration-resistant prostate cancer. Based on clinical results to date and resource prioritization, we plan to focus on the development of eltanexor in MDS in 2020. We began clinical testing of
KPT-9274
in patients with hematologic or solid tumors during 2016 and we plan to study its combination with an anti-PD1
monoclonal antibody in a phase 1 clinical study in
mid-2020.
Finally, verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications in humans and by a collaborator as a potential therapy for cancers in companion animals.
In May 2020, we agreed with Antengene Corporation, or Antengene, to an expansion of their development and commercial rights to our compounds in parts of Asia, Australian and New Zealand by entering into an amendment to the May 2018 license agreement between us and Antengene. We granted Antengene, our existing partner in China and other regions in Asia, the exclusive right to develop and commercialize selinexor and eltanexor in all human oncology indications in the following geographies comprising the Antengene Territory: Australia, New Zealand, South Korea, Taiwan, Hong Kong and the ASEAN countries, which are currently comprised of Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. The amended agreement also includes the development and commercialization of
KPT-9274
in all human oncology indications and verdinexor in human
non-oncology
indications in Australia and New Zealand. Under the terms of the agreement, we will receive a one-time
upfront payment of $12.0 million from Antengene. We are also eligible to receive additional payments if certain future prespecified regulatory and commercial milestones are achieved by Antengene. In addition, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and
KPT-9274
in the Antengene territory. Certain countries in the expanded territory with Antengene became available due to the reacquisition of exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd. in April 2020. We have chosen to retain the rights to selinexor and eltanexor in Japan.
As of March 31, 2020, we had an accumulated deficit of $926.3 million. We had net losses of $52.9 million and $66.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we have generated $46.6 million in net sales from XPOVIO, which first became commercially available in the U.S. in July 2019.
Commercialization of XPOVIO in the United States
In July 2019, XPOVIO became commercially available to patients in the U.S. The commercial launch of XPOVIO is being supported by approximately 70 Karyopharm sales representatives and nurse liaisons as well as KaryForward
TM
, an extensive patient and healthcare provider support program. Our commercial efforts are also being supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.
As of March 31, 2020, approximately 2,200 XPOVIO prescriptions have been filled, driven by strong demand from both academic and community-based oncologists. Net product sales for XPOVIO were $16.1 million for the three months ended March 31, 2020. XPOVIO sales have been driven by a combination of new patient starts and prescription refills.
In 2020, we expect to build upon XPOVIO’s early commercial success in the late-line relapsed refractory multiple myeloma market by educating physicians, healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action. Based on the positive results from the BOSTON trial, which we announced in early March 2020, our commercial team is preparing for XPOVIO’s potential expansion into the second line relapsed refractory multiple myeloma market, subject to the FDA’s review and approval of our expected sNDA submission based on the data from the BOSTON trial.
We expect to submit this sNDA by the end of May 2020. Finally, pending FDA approval of XPOVIO to treat patients with DLBCL, we expect to sell XPOVIO in this indication to hematologists and oncologists in the U.S. with our existing field sales force.
Commercialization Outside of the United States
In January 2019, we submitted a MAA to the EMA requesting conditional approval for selinexor in combination with dexamethasone as a new treatment for patients with triple class refractory multiple myeloma, meaning patients who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. This submission was based on the positive results from the Phase 2b STORM study. We received feedback from EMA’s Committee for Medicinal Products for Human Use, or CHMP, including the integrated inspection report, based on site audits and a sponsor inspection. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the CHMP’s outstanding questions related to the application. We are currently working with CHMP to address the outstanding questions; however, due to reduced access to clinical trial sites as a result of the
COVID-19
pandemic, we have not yet been able to complete certain
re-monitoring
activities and, therefore, have requested, and the EMA has granted us, additional time to submit our response. As a result, we currently expect to receive a decision on the application during late 2020.
To commercialize selinexor following any regulatory approval outside of the U.S., we will work with existing and potential future partners to establish the appropriate commercial infrastructure outside of the U.S., or we may, in certain geographies, elect to establish the commercial infrastructure ourselves. We maintain complete commercial rights to selinexor in all territories outside of the Antengene Territory and Israel, including the U.S., Canada, Europe, Japan, and Latin America.
Uncertainty Relating to the
COVID-19
Pandemic
The
 COVID-19
pandemic has and will continue to affect economies and businesses around the world. We are closely monitoring the impact of
 COVID-19
on all aspects of our business, including how it will impact our employees, patients and business operations. We have and may continue to experience disruptions in the future that could impact our results of operations and financial condition. We are unable to predict the impact that
 COVID-19
will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the geographic spread of the pandemic, the severity of the virus, the duration of the outbreak, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. We will continue to monitor the
 COVID-19
situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. The situation surrounding the
 COVID-19
pandemic remains fluid and continues to rapidly involve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of
 COVID-19
on us, see Item 1A - Risk Factors included in this Quarterly Report on Form
10-Q.
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
There were no changes to the critical accounting policies we identified in the Annual Report. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Annual Report.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2020 and March 30, 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Product revenue, net	$16,061	$—	$16,061	100%
License and other revenue	2,077	155	1,922	1240%
Operating expenses:
Cost of sales	819	—	819	100%
Research and development	33,997	37,974	(3,977)	(10)%
Selling, general and administrative	30,678	27,103	3,575	13%

Loss from operations	(47,356)	(64,922)	17,566	(27)%
Other expense, net	(5,509)	(1,229)	(4,280)	348%

Loss before income taxes	(52,865)	(66,151)	13,286	(20)%
Income tax provision	(66)	(10)	(56)	560%

Net loss	$(52,931)	$(66,161)	$13,230	(20)%

Product revenue, net.
We recognized $16.1 million of product revenue, net in the three months ended March 31, 2020 from commercial sales of XPOVIO in the U.S. following its FDA approval and commercial launch in July 2019. We expect XPOVIO net product sales to be slightly higher in the second quarter of 2020 as compared to the first quarter of 2020.
License and other revenue
. License and other revenue for the three months ended March 31, 2020 was $2.1 million compared to $0.2 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we recognized $1.1 million pursuant to our license agreement with Antengene, $0.5 million pursuant to a license agreement with a distributor, and $0.5 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement. We recognized revenue in the three months ended March 31, 2019 related to clinical supply provided to various partners as well as grant revenue pursuant to a government grant arrangement.
We expect license and other revenue to increase in the second quarter of 2020 due to the portion of the $12.0 million upfront milestone payment from Antengene that we expect to recognize under the terms of the amended license agreement with Antengene.
Cost of sales.
Cost of sales includes the cost of producing and distributing inventories that are related to XPOVIO product revenue in the U.S. during the respective period (including salary-related expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation is that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the three months ended March 31, 2020, we recorded $0.8 million of cost of sales, including $0.7 million related to royalties. The cost of sales during the three months ended March 31, 2020 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand
upon FDA approval were approximately $2.8 million. At March 31, 2020, we have $2.7 million of this previously expensed XPOVIO and related material on-hand.

We expect cost of sales to remain relatively consistent quarter over quarter for the remainder of the year.
Research and development expense.
Research and development expense decreased approximately $4.0 million to $34.0 million for the three months ended March 31, 2020 from approximately $38.0 million for the three months ended March 31, 2019. The decrease was primarily related to:
•	a decrease of $3.9 million in clinical trial costs, primarily related to the selinexor program; and

•	a decrease of $2.1 million in consulting and professional costs; offset by

•	an increase of $2.0 million in personnel costs.

We expect our research and development expense to remain relatively consistent quarter over quarter for the remainder of the year, with possible fluctuation over the quarters due to disruptions to our clinical trial enrollment, timing and completion, in part due to
COVID-19.
Selling, general and administrative expense.
Selling,
g
eneral and administrative expense increased approximately $3.6 million to $30.7 million for the three months ended March 31, 2020 from approximately $27.1 million for the three months ended March 31, 2019. The increase is primarily related to:
•	an increase of $2.6 million in commercial related activities;

•	an increase of $1.4 million in personnel costs; and

•	an increase of $0.2 million in facility costs and information technology infrastructure costs; offset by

•	a decrease of $0.6 million in travel, consulting and professional costs.

We expect our selling, general and administrative expenses to remain relatively consistent quarter over quarter for the remainder of the year due to decreased travel and corporate events due to
COVID-19
impacts, offset by costs expected to be incurred for the launch preparations of SADAL and BOSTON.
Other expense, net.
Other expense, net increased from $1.2 million for the three months ended March 31, 2019 to $5.5 million for the three months ended March 31, 2020. The net increase of approximately $4.3 million was primarily due to an increase in interest expense of $3.5 million related to our 3.00% senior convertible notes due 2025, or Notes, and our Revenue Interest Financing Agreement, or deferred royalty obligation, coupled with a decrease in interest income of $0.8 million.
We expect interest expense to increase in the second quarter of 2020 and beyond, related to the imputed interest on our deferred royalty obligation.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
During the third quarter of 2019, we began generating revenues from drug sales, as XPOVIO first became commercially available in the U.S. in July 2019. We have had limited revenues to date from product sales and have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. Although we do not currently expect that the ongoing
COVID-19
pandemic will have a material impact on our business plans or results of operations, we are continually monitoring our liquidity and capital requirements in light of the evolving situation.
At March 31, 2020, our principal source of liquidity was $383.5 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $52.9 million for the three months ended March 31, 2020. Net cash used in operations for the three months ended March 31, 2020 was $45.0 million. We expect that cash, cash equivalents and investments at March 31, 2020 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form
 10-Q.

On March 6, 2020, we completed a
follow-on
offering under our shelf registration statement on Form
 S-3
pursuant to which we issued an aggregate of 7,187,500 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $24.00 per share. We received aggregate net proceeds of approximately $161.8 million from the offering after deducting the underwriting discounts and commissions and other offering expenses.
On September 14, 2019, we entered into a Revenue Interest Financing Agreement, with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P, or HCR. Pursuant to the Revenue Interest Financing Agreement, HCR paid us $75.0 million, or First Investment Amount, less certain transaction expenses, at the initial closing, which occurred on September 27, 2019, as disclosed in Note 11 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was $166.9 million, after deducting the initial purchasers’ discounts and commissions and actual offering expenses payable by us.
In August 2018, we entered into an open market sale agreement with Jefferies LLC, as agent, relating to an “at the market offering”, or Open Market Sale Agreement, pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $75.0 million. As of April 30, 2020, we had sold an aggregate of 3,712,359 shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold in 2019.
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
Cash Flows
The following table provides information regarding our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(45,011)	$(66,623)
Net cash (used in) provided by investing activities	(46,479)	31,991
Net cash provided by financing activities	164,829	152
Effect of exchange rate changes	(80)	(37)

Net increase (decrease) in cash, cash equivalents and restricted cash	$73,259	$(34,517)

Operating activities.
The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. The decrease in cash used in operating activities during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily driven by our decreased loss from operations during that period.
Investing activities.
The net cash (used in) provided by investing activities during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily reflects a decrease in the maturities of investments of $12.6 million coupled with an increase in the purchases of investments of $65.9 million.
Financing activities.
The net cash provided by financing activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, reflects an increase of $164.7 million. The increase quarter over quarter is primarily related to the net cash proceeds of $162.1 million from the sale of shares of our common stock from the follow-on
offering under our shelf registration statement on Form
 S-3
during the first quarter of 2020, coupled with a $2.6 million increase in proceeds from the exercise of stock options in the first quarter of 2020 compared to the first quarter of 2019.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $383.5 million as of March 31, 2020. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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
We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with contract research organizations and contract manufacturing organizations that are located in Canada and Europe, which are denominated in foreign currencies. We also contract with a number of clinical trial sites outside of the U.S., and our budgets for those studies are frequently denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
 and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule
 13a-15(d)
and
15d-15(d)
of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have been named as a defendant in a securities class action litigation filed on July 23, 2019, in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. The active complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; unspecified recessionary damages; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We intend to defend vigorously against this litigation.

Item 1A. Risk Factors.
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
The
 COVID-19
pandemic has adversely disrupted, and is expected to continue to adversely disrupt, our operations, including our clinical trial activities and commercial operations, which could have an adverse effect on our business and financial results.
The outbreak of the novel coronavirus disease, or
 COVID-19,
is a global pandemic that has affected many segments of the global economy. As a result, we have experienced, and we expect to continue to experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:
•	decreased revenue for XPOVIO
®
(selinexor) tablets in the current quarter, which may continue as the
COVID-19
pandemic persists, including as a result of decreased new patient starts due to the inability of our sales force and our patients to meet with healthcare professionals;

•	delays or difficulties in enrolling patients in our clinical trials, such as our SEAL, SIENDO and STOMP trials;

•	delays or difficulties in initiating new clinical studies, including clinical site initiation and difficulties in recruiting clinical site investigators and clinical site staff;

•	reduction or diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by government officials or entities, employers and others or interruption of clinical trial patient visits and study procedures (particularly any procedures that may be deemed non-essential),
which may impact the integrity of clinical trial data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies, including the European Medicines Agency, or EMA, which may impact regulatory review and approval timelines, such as the EMA review of our Marketing Authorization Application, or MAA, for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study;

•	negative impacts on any or all aspects of our operations due business disruptions related to COVID-19 at our third-party vendors who we rely upon in the conduct of our business; and

•	limitations on employee resources that would otherwise be focused on the conduct of our business, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home.

The
 COVID-19
outbreak continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, including social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.
Our pursuit of a treatment for severe
COVID-19
in hospitalized patients is at an early stage. We have not previously tested selinexor in this capacity and cannot assure you that selinexor will prove to be an effective treatment of severe
COVID-19
or approved for marketing by the FDA, EMA or other regulatory authorities.
In April 2020, we announced the initiation of a global, randomized clinical trial to evaluate the use of selinexor to treat hospitalized patients with severe
COVID-19.
Although we believe that selinexor has the potential to provide anti-viral and/or anti-inflammatory benefits to patients with severe
COVID-19,
selinexor has not previously been tested as a treatment for patients with severe viral infections and, therefore, we cannot predict its efficacy or whether we will be able to obtain marketing approval from the FDA, EMA or other regulatory authorities. Our development of this potential treatment is in early stages, and we may be unable to provide a treatment that successfully treats the virus and/or its symptoms in a timely manner, if at all. If the outbreak is effectively contained or the risk of
COVID-19
infection is diminished or eliminated before we can successfully complete clinical development and obtain regulatory approval of selinexor as a treatment for
COVID-19,
we may be unable to recoup any costs we incur in the development of this additional indication for selinexor and we may never recognize any revenue from the sale of selinexor to treat
COVID-19,
even if we do receive one or more regulatory approvals.

Furthermore, the biotechnology market is highly competitive and there are numerous companies that are currently pursuing a treatment or vaccine for
COVID-19.
Our competitors may develop these products more rapidly or more effectively than us. If our competitors are more successful in developing, obtaining regulatory approval or commercializing their products than us, their success could adversely affect our competitive position in this area and harm our business prospects.
We depend heavily on the success of XPOVIO. If we are unable to successfully commercialize XPOVIO or successfully develop selinexor for additional indications, or if we experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug candidate, selinexor. In July 2019, the FDA granted accelerated approval for XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma, or RRMM, who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, regulatory approval and commercialization of selinexor. For example, in April 2020, we announced the initiation of a global randomized clinical trial to evaluate the use of selinexor to treat hospitalized patients with severe
COVID-19.
Although we believe that selinexor has the potential to provide anti-viral and anti-inflammatory activities to patients with severe
COVID-19,
selinexor has not previously been tested as an inhibitor in patients with severe viral infections and therefore we cannot predict its efficacy or whether we will be able to obtain the necessary regulatory approval from the FDA or other
non-U.S.
regulatory authorities.
The commercial success of XPOVIO and the successful clinical development of selinexor and our other drug candidates will depend on several factors, including the following:
•	successful commercialization of XPOVIO in the U.S., including maintaining sales, marketing and distribution capabilities for XPOVIO;

•	the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety, efficacy and effectiveness profile of XPOVIO and any potential impact on our FDA accelerated approval and/or FDA package insert for XPOVIO;

•	our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA and medical community since continued approval for this indication may be contingent upon verification of a clinical benefit in confirmatory trials;

•	acceptance of XPOVIO and, if and when approved, our other drug candidates, by patients, the medical community and third-party payors;

•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement by third-party payors, including government payors, for XPOVIO and our drug candidates;

•	successful and timely completion of preclinical studies;

•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;

•	successful and timely enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;

•	receipt of marketing approvals from applicable regulatory authorities in a timely fashion;

•	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	establishing sales, marketing, manufacturing and distribution capabilities to commercialize any drug candidates for which we may obtain marketing approval, whether alone or in collaboration with others;

•	launching commercial sales of any drug candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•	effectively competing with other therapies;

•	maintaining an acceptable safety profile of our drugs following approval;

•	compliance with existing and new health care laws and regulations currently being considered or implemented in the U.S., including government pricing, price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage;

•	enforcing and defending intellectual property rights and claims;

•	maintaining and growing an organization of scientists and business people, including collaborators, who can develop and commercialize our drug candidates; and

•	the impact of the
COVID-19
pandemic on the above factors, including the limitation of our sales professionals to meet with
healthcare professionals as the result of travel restrictions or hospital limitations on access for non-patients.

If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize XPOVIO or our drug candidates, which would materially harm our business.
The results of previous clinical trials may not be predictive of future results and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or
non-U.S.
regulatory authorities.
Clinical failure can occur at any stage of the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and
non-U.S.
regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and interim results of a clinical trial are not necessarily indicative of final results.
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
In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.
Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or
non-U.S.
regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change the requirements for the approval of a drug candidate even after providing a positive opinion on, or otherwise reviewing and providing comments or advice on, a protocol for a clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Furthermore, the FDA or
non-U.S.
regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

To date, we have had several discussions with the FDA and
non-U.S.
regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. In July 2019, the FDA approved, under accelerated approval based on response rate from the STORM study, XPOVIO in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. We plan to seek additional regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or
non-U.S.
regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and
non-U.S.
regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor is safe and effective. If we are required to conduct additional clinical trials of selinexor prior to approval of additional indications in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.
The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression-free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression-free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we did in our SADAL study and our STORM study. These clinical trials will not be randomized against control arms and the primary endpoints of these trials are overall response rate. If selinexor does not demonstrate sufficient overall response rates in these indications, or any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or
non-U.S.
regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, it will likely not be approved for that indication based on the applicable study. With respect to the STORM and SADAL studies, the FDA has reiterated to us that it recommends, in general, a randomized trial with a progression-free survival endpoint as an initial registration approach.
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

Research programs to identify new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to generate revenues from the sale of drugs in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
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
Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, certain data from our Phase 1 and Phase 2 clinical trials of selinexor to date are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Furthermore, the failure of any drug candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of XPOVIO or our other drug candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our drug candidates are approved.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:
•	delays associated with the
COVID-19
pandemic, including impacts to healthcare systems, our trial sites’ ability to conduct trials, and interruption or unavailability of clinical supplies, regulatory reviews, site monitors and patient enrollment;

•	regulatory authorities or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations;

•	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, suspend ongoing clinical trials or abandon drug development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors, including those manufacturing our drug candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our drug candidates for various reasons, including
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

As we seek to advance our clinical programs, we remain in close contact with our contract research organizations, clinical sites and suppliers to attempt to assess the impacts that
 COVID-19
may have on our clinical trials, current timelines and costs and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that
 COVID-19
may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. To date, we have incurred delays in enrollment for our SEAL, SIENDO and STOMP clinical trials. In addition, we may experience delays in certain regulatory filings, which may impact our approval timelines, such as the EMA review of our Marketing Authorization Application, or MAA, for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study. Further, in response to the
COVID-19
pandemic, the FDA issued guidance on March 18, 2020, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of
COVID-19;
a list of all study participants affected by
COVID-19-related
study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.
If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, on a timely basis or at all, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
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

Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all, particularly as a result of the
COVID-19
pandemic. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates, allow our competitors to bring drugs to market before we do or impair our ability to successfully commercialize our drug candidates, which would harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of regulatory approval of our drug candidates.
If we experience delays or difficulties in the enrollment of patients in clinical trials, or we are otherwise delayed in our ability to conduct clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S. In addition, some of our competitors may have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.
Patient enrollment is affected by other factors, including:
•	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites or enrolling participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies, and other factors;

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•	patient eligibility criteria for the study in question;

•	competing drugs in clinical development;

•	actual or perceived risks and benefits of the drug candidate under study;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	external negative impacts to our efforts to facilitate timely enrollment in clinical trials, such as the ongoing governmental “stay at home” orders related to the COVID-19 pandemic;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

In addition, patient enrollment may be affected by future regulatory actions, such as Form 483 observations or clinical holds. For example, in February 2017, following the conclusion of a joint inspection conducted by the FDA and Danish Medicines Agency at our corporate headquarters, the FDA issued a Form 483 noting certain deficiencies in procedures and documentation that were identified in our selinexor development program. In addition, in March 2017, the FDA notified us that it had placed the clinical trials under our IND for selinexor on partial clinical hold, which is an order by the FDA to delay or suspend part of a sponsor’s clinical work requested under its IND as well as investigator-sponsored trials. If in the future we are delayed in addressing, or unable to address, any concerns of the FDA or other regulators, we could be subject to other Form 483 observations or clinical holds and consequently be delayed or prevented from enrolling patients in our current or future clinical trials.
Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may also result in increased development costs for our drug candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing.
If serious adverse or unacceptable side effects are identified or we observe limited efficacy of our drug candidates, we may need to abandon or limit the development or commercialization of one or more of our drug candidates, and such findings may delay or prevent regulatory approval, limit commercial viability, or result in significant negative consequences following any marketing approval.
Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. If XPOVIO or any of our drug candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon their development or limit development or marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Adverse events, or AEs, in our clinical trials to date have been generally predictable and manageable, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO included gastrointestinal, such as nausea, anorexia, diarrhea and vomiting, and fatigue. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, included thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, amongst the 202 patients enrolled in Parts 1 and 2 of the STORM study who were treated with selinexor in combination with dexamethasone, the most common AEs (incidence
≥
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
20%) were thrombocytopenia, nausea, fatigue, anemia, anorexia, diarrhea, constipation, weight loss, neutropenia, vomiting, pyrexia and asthenia. Some patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.
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
XPOVIO or any of our drug candidates that receive marketing approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our drug candidates require significant resources and may not be successful. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If XPOVIO or our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of XPOVIO and our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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

Our estimates of the potential market opportunities for XPOVIO and our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for XPOVIO, selinexor or any other drug candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve profitability.
If we are unable to maintain or expand our sales, marketing and distribution capabilities or maintain current agreements or enter into additional sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XPOVIO or any of our drug candidates that we may develop if and when they are approved.
We have built a sales and marketing infrastructure for XPOVIO, our first commercial product, and our company does not have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we have or may have in the future, we must either develop a sales, marketing and distribution organization or outsource these functions to other third parties. In the future, we may choose to build a sales, marketing and distribution infrastructure to market or co-promote
one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We intend to work with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside of the U.S.
There are risks involved with both establishing and maintaining our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. Further, we may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our drug candidates for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in maintaining current arrangements or entering into additional arrangements with third parties to sell, market and distribute XPOVIO or any of our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. Furthermore, we may be unable to enter into an arrangement with a third party if the current restrictions relating to
COVID-19
continue to restrict travel, limit the ability of us or potential partners to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. The extent to which
COVID-19
impacts our search for a partner will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate an arrangement may be materially adversely affected.
If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing XPOVIO or any of our drug candidates for which we obtain marketing approval.
We have a limited number of contractual arrangements with specialty pharmacies and specialty distributors. The specialty pharmacies sell XPOVIO directly to patients. The specialty distributors sell XPOVIO to healthcare entities who then resell XPOVIO to patients. While we have entered into agreements with each of these pharmacies and distributors to distribute XPOVIO in the U.S., they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional pharmacies or distributors, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty pharmacies and specialty distributors, we would be exposed to substantial distribution risk.
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
The discovery, development and commercialization of new drugs is highly competitive. We face competition with respect to XPOVIO and our drug candidates and will face competition with respect to any drug candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our drug candidates, although we believe that to date, none of these competitive drugs and therapies currently in development are based on scientific approaches that are the same as our approach. In addition, there are a large number of companies that are currently developing potential treatments for
COVID-19.
Even if we are able to obtain regulatory approval of XPOVIO for the treatment of severe
COVID-19
in hospitalized patients following the completion of our recently initiated global clinical trial, we may not be able to compete with other companies, who may have greater financial, sales and marketing capabilities or other competitive advantages. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.
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
The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In the U.S., approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from the Congress and regulatory authorities of the pricing of pharmaceutical products. As a result, we might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.
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
A primary trend in the healthcare industry in the U.S. and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Accordingly, we cannot be sure that reimbursement will or continue to be available for XPOVIO and any drug candidate that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, XPOVIO or any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize XPOVIO or any drug candidate for which we obtain marketing approval.
There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable regulatory authorities outside of the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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
The business that we conduct outside of the U.S. may be adversely affected by international risk and uncertainties.
Although our operations are based in the U.S., we conduct business outside of the U.S. and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside of the U.S. In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside of the U.S. will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:
•	potentially reduced protection for intellectual property rights;

•	the potential for
so-called
parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, volatility in currency exchange rates or political instability in particular foreign economies and markets, including as a result of the current economic situation stemming from the
COVID-19
pandemic;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;

•	business interruptions resulting from pandemics (including the
 COVID-19
outbreak),
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
Since inception, we have incurred significant operating losses. Our net loss was $52.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $926.3 million. With the launch of our first
FDA-approved
product, XPOVIO, in July 2019, we have had limited revenues to date from product sales and have historically financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on
offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially launch XPOVIO for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Other than the FDA’s accelerated approval of XPOVIO, our lead drug candidate, oral selinexor (for indications not yet approved), as well as eltanexor, verdinexor, and
KPT-9274,
are in clinical development. Although we expect to continue to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.
We anticipate that we will continue to incur substantial expenses as we continue to commercialize XPOVIO in the U.S. and potentially outside of the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our other drug candidates.
We anticipate that our expenses will increase substantially if and as we:
•	continue to commercialize XPOVIO in the U.S. and seek regulatory approval for XPOVIO outside of the U.S.;

•	continue to grow our sales, marketing and distribution infrastructure to support the commercialization of XPOVIO and any drug candidates for which we may obtain marketing approval, prior to or upon receiving marketing approval in the U.S. or outside of the U.S.;

•	continue our research and preclinical and clinical development of our drug candidates;

•	initiate additional clinical trials for our drug candidates;

•	seek marketing approvals for any of our drug candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	manufacture XPOVIO and our drug candidates;

•	hire additional clinical, quality control, scientific, commercial and management personnel;

•	identify additional drug candidates;

•	acquire or in-license other drugs and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any commercialization efforts and our other operations as a public company; and

•	increase our product liability insurance coverage as we grow our commercialization efforts.

Our ability to become and remain profitable depends on our ability to commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. While we began to generate revenue from the sales of XPOVIO in July 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. This will require us to be successful in a range of challenging activities, including:
•	continued successful commercialization of XPOVIO, including by maintaining our sales force, marketing and distribution capabilities;

•	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for XPOVIO and any other drugs we commercialize;

•	completing preclinical studies and clinical trials of our drug candidates;

•	obtaining marketing approval for these drug candidates;

•	manufacturing at commercial scale, marketing, selling and distributing XPOVIO or any drug candidates for which we may obtain marketing approval;

•	maintaining regulatory and marketing approvals for XPOVIO and for any drug candidates for which we obtain marketing approval;

•	establishing and managing any collaborations for the development, marketing and/or commercialization of our drug candidates;

•	hiring and building a full commercial organization required for the marketing, selling and distribution for those drugs for which we obtain marketing approval;

•	navigating the negative impacts resulting from the ongoing COVID-19 pandemic to the healthcare systems and the ability of our clinical trial sites to conduct current or future trials; and

•	obtaining, maintaining and protecting our intellectual property rights.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the FDA or other regulatory authorities to perform clinical trials and non-clinical
studies in addition to those that have been conducted or are currently expected, or if there are any delays in the development of our drug candidates or the manufacture of any of our drug candidates.
XPOVIO is our only product that has been approved for sale and it has only been approved in the U.S. for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Our ability to become and remain profitable will depend, in part, on the timing and success of commercial sales of XPOVIO, which we commercially launched in the U.S. in July 2019. However, the successful commercialization of XPOVIO in the U.S. is subject to many risks. We do not anticipate our revenue from sales of XPOVIO alone, in the currently approved indication, will be sufficient for us to become profitable for several years, if at all.
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
We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates, conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates and establishing a commercial infrastructure to launch XPOVIO. To date, we have not generated significant revenue from the sale of XPOVIO. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize XPOVIO and continue the clinical trials of, and seek marketing approval and prepare for commercialization of, selinexor in additional indications and our other drug candidates, including as a potential treatment for hospitalized patients with severe
COVID-19.
Our expenses have increased as we continue to commercialize XPOVIO, including costs associated with our sales force and increased marketing and distribution capabilities. If we obtain marketing approval for any drug candidates that we develop, we expect to incur significant additional commercialization expenses for such drug candidate to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such drug candidate. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Further, any sustained disruption in the capital markets from the
 COVID-19
pandemic could negatively impact our ability to raise capital and we cannot predict the extent or duration of the macro-economic disruption stemming from the
COVID-19
pandemic. If the macro-economic disruption continues for
pro-longed
periods we may need to raise additional capital and capital may not be available on acceptable terms, or at all.
If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and drug development programs or any current or future commercialization efforts.
We expect that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form
 10-Q.
Our future capital requirements will depend on many factors, including:
•	our ability to successfully commercialize and sell XPOVIO in the U.S.;

•	the cost of, and our ability to expand and maintain, the commercial infrastructure required to support the commercialization of XPOVIO and any other drug for which we receive marketing approval, including product sales, medical affairs, marketing and distribution;

•	the progress and results of our current and planned clinical trials of selinexor;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates, including whether any additional clinical trials or other activities are required for approval or label expansion;

•	our ability to establish and maintain collaborations on favorable terms;

•	the success of any collaborations that we have entered into and may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•	the costs of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our drug candidates for which we receive marketing approval, and pre-commercialization
costs for our drug candidates incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities that are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our drug candidates, if approved;

•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish; and

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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
Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, in the past few months, the spread of
 COVID-19
has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the
COVID-19
pandemic. If the equity and credit markets continue to deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the
COVID-19
pandemic, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our ability to pay the principal of or interest and additional interest, if any, on the Notes or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Notes or other future indebtedness and make necessary capital expenditures. In addition, if the impact of the
COVID-19
pandemic to our results of operations and business prospects is more severe and prolonged than we currently anticipate, our ability to repay the Notes could be impaired. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.
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
Risks Related to Our Dependence on Third Parties
We depend on third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO or our drug candidates and plan to enter into additional collaborations. If those collaborations are not successful, we may not be able to capitalize on the market potential of XPOVIO or our drug candidates.
We intend to maintain our existing collaborations and will continue to seek additional third-party collaborators for certain aspects of the development, marketing and/or commercialization of our drug candidates within and outside of the U.S. For example, we are parties to a license arrangement with Antengene Therapeutics Limited and a distribution agreement with Promedico Ltd. and plan to continue to seek to enter into additional license and distribution relationships, for marketing and commercialization of selinexor for other geographies outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other SINE compounds for indications outside of oncology. Potential collaborators for any collaboration arrangements include large and mid-size
pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, the third-parties upon whom we rely to develop, market and commercialize XPOVIO and our drug candidates could be negatively impacted by the
COVID-19
pandemic, including as a result of businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity. If our third-party collaborators are so affected, our business prospects and results of operations could be severely adversely impacted.
Collaborations involving our drug products and candidates pose the following risks to us:
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
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside of the U.S., the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate.
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
In addition, as discussed above, the third-parties upon whom we rely to conduct our clinical trials could be negatively impacted as a result of disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites or enrolling participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies, and other factors. If these third parties are so affected, our business prospects and results of operations could be severely adversely impacted.
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
We do not have any manufacturing facilities or personnel. We do not currently have nor do we plan to build internal infrastructure or capability to manufacture XPOVIO or our drug candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our drug candidates for preclinical studies and clinical trials. We have engaged third-party manufacturers for drug substance and drug product services.

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

This process is difficult and time consuming and we may face competition for access to manufacturing facilities, as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our drug candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could negatively impact our XPOVIO revenues or delay commercialization of any drug candidates that are subsequently approved.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.
Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. For example, as a result of the
COVID-19
 pandemic, our suppliers and contract manufacturers could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions or could incur increased costs associated with ensuring the safety and health of their personnel. If our suppliers or contract manufacturers are so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates or drugs, we may incur added costs and delays in identifying and qualifying any such replacement.
Our current and anticipated future dependence upon others for the manufacture of XPOVIO or any drug candidates that we develop may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.
Risks Related to Regulatory Approval and Marketing of Our Products and Product Candidates and Other Legal Compliance Matters
Even if we complete the necessary preclinical studies and clinical trials for our product candidates, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates in a timely manner, or at all. As a result, we cannot predict when or if we or any of our collaborators will obtain marketing approval to commercialize a drug candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the U.S. or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the U.S. In July 2019, the FDA approved XPOVIO in combination with dexamethasone for the treatment of adult patients with RRMM who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. This indication was approved under accelerated approval based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The randomized Phase 3 BOSTON study evaluating selinexor in combination with Velcade
®
(bortezomib) and
low-dose
dexamethasone is expected to serve as the confirmatory trial based on positive topline data announced in March 2020. The BOSTON study is one of the post-marketing requirements for continued marketing authorization under the accelerated approval issued by the FDA for XPOVIO based on the results of the STORM study. If the FDA does not approve our planned supplemental New Drug Application, or sNDA, submission based on the data from the BOSTON study, we will suffer substantial harm, including potential loss of the accelerated approval for XPOVIO based on the results of the STORM study. In addition, we submitted a Marketing Authorization Application, or MAA, to the EMA in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices, or GCP, inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use, or CHMP. In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the outstanding questions. We are currently working with CHMP to address the outstanding questions; however, due to reduced access to clinical trial sites as a result of the
COVID-19
pandemic, we have not yet been able to complete certain
re-monitoring
activities and, therefore, have requested, and the EMA has granted us, additional time to submit our response. As a result, we currently expect to receive a decision on the application during late 2020. With the exception of our sNDA submission to the FDA requesting approval of selinexor to treat relapsed or refractory diffuse large
B-cell
lymphoma, or DLBCL, we have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the U.S. and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. In addition, we may experience delays in the regulatory review process for our drug candidates as a result of the ongoing
COVID-19
pandemic, such as the EMA review of our MAA for selinexor in multiple myeloma based on the results on the STORM study, as discussed above, and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study.
Further, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we or any of our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our collaborators to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Under the FDA’s accelerated approval regulations, we must still comply with post-approval development and regulatory requirements to maintain our approval of XPOVIO and, if we fail to do so, the FDA could withdraw its approval of XPOVIO, which would lead to substantially lower revenues.
For drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of XPOVIO, we are required to (i) complete and submit a final report with full datasets from the BOSTON study following completion of the study, (ii) conduct a randomized phase 2 clinical trial of selinexor plus dexamethasone with three doses of selinexor including the approved dose of 80 mg on days 1 and 3 of each week and two doses that are lower than the approved dose, in a similar patient population for which XPOVIO is indicated (which we plan to conduct outside of the U.S.), (iii) conduct a trial with selinexor in patients who have mild, moderate or severe hepatic impairment, and (iv) conduct a drug interaction trial with selinexor in patients to evaluate the effect of co-administration
of a strong CYP3A4 inhibitor on the pharmacokinetics of selinexor.
The FDA may withdraw approval of XPOVIO if, for example, the trial required to verify the predicted clinical benefit of XPOVIO fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that XPOVIO is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed/refractory DLBCL, or any other cancer indication.
There can be no assurance that the FDA or any similar regulatory authority will determine that the BOSTON study, which was conducted as part of our post-marketing obligations, will confirm that the surrogate marker used for accelerated approval of XPOVIO showed an adequate correlation with clinical outcomes. If the FDA or any similar regulatory authority determines that the BOSTON study fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of XPOVIO.
Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for our product candidates in the U.S. does not assure approval of product candidates in foreign jurisdictions.
In order to market and sell our drugs in the European Union and many other jurisdictions, we and our current or future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We and our collaborators may not obtain approvals from regulatory authorities outside of the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Additionally, in June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the UK left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the UK and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the UK will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
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
If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may not grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the PDUFA action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle. Receiving priority review from the FDA does not guarantee approval within the six-month
review cycle or thereafter.
We may not be able to obtain orphan drug exclusivity for our product candidates.
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
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
Accordingly, in connection with our currently approved products and assuming we or our current or future collaborators receive marketing approval for one or more of our drug candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.
If we and our collaborators are not able to comply with post-approval regulatory requirements, regulatory authorities could withdraw the marketing approvals of our drugs, and our or our collaborators’ ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
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
XPOVIO and any of our drug candidates for which we or our collaborators obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For example, as a condition of the XPOVIO approval, we are required to complete certain post-marketing commitments, as described above. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.
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
In December 2016, the 21
st
Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the
“two-for-one”
provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget in February 2017, the administration indicates that the
“two-for-one”
provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one
provisions and other previously issued executive orders relating to the review of federal regulations. In response to the
COVID-19
pandemic, the Trump Administration is looking for additional ways to provide regulatory relief. It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the recent passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved drug products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.
On December 20, 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications, or ANDAs, and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.
To bring an action under the statute, an ANDA or 505(b)(2) applicant must take certain steps to request the reference product, which, in the case of products covered by a risk evaluation and mitigation strategy with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the applicant does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the applicant prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell or commercialize XPOVIO or any drug candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved drugs.
Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business, including, without limitation, our ability to commercialize our drugs and the prices we may obtain for any of our drug candidates that are approved for sale, are the following:
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for XPOVIO and for any of our product candidates for which we may obtain regulatory approval or the frequency with which XPOVIO or any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for XPOVIO or any other approved product and/or the level of reimbursement physicians receive for administering XPOVIO or any other approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the
ACA-mandated
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
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the Supreme Court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income
patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside of the European Union, including the U.S. and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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
Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain drug candidates outside of the U.S. and require us to develop and implement costly compliance programs.
We are subject to numerous laws and regulations in each jurisdiction outside of the U.S. in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.
The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.
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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain
non-U.S.
nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the U.S., has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the U.S., which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
Governments outside of the U.S. tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel drug candidates and other discoveries that are important to our business. As of April 15, 2020, 65 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 15 patents are in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for
KPT-9274
in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our drug candidates or other discoveries, or which effectively prevent others from commercializing competitive drugs and discoveries. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in some foreign jurisdictions, our ability to secure patents based on our filings in the U.S. may depend, in part, on our ability to timely obtain assignment of rights to the invention from the employees and consultants who invented the technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.
Assuming the other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside of the U.S., the first to file a patent application is entitled to the patent. In March 2013, the U.S. transitioned to a first-inventor-to-file
system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, or post-grant or inter partes
review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our discoveries or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights.
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative discoveries or drugs in a non-infringing
manner.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical discoveries and drugs, or limit the duration of the patent protection of our discoveries and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
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
Our commercial success depends upon our ability and the ability of any current and future collaborators to develop, manufacture, market and sell XPOVIO and our drug candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing, marketing and selling our drugs, drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive,
thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or drug or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
non-compliance
with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with such provisions, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which non-compliance
can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

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
In the U.S., only a single patent can be extended for each qualifying FDA approval, and any patent can be extended only once and only for a single product. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Because both selinexor and verdinexor are protected by a single family of patents and applications, we may not be able to secure patent term extensions for both of these drug candidates in all jurisdictions where these drug candidates are approved, if ever.
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
In addition to seeking patents for our drugs, drug candidates and other discoveries, we also rely on trade secrets, including unpatented know-how,
technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. To the extent that we are unable to timely enter into confidentiality and invention or patent assignment agreements with our employees and consultants, our ability to protect our business through trade secrets and patents may be harmed. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. To the extent inventions are made by a third party under an agreement that does not grant us an assignment of their rights in inventions, we may choose or be required to obtain a license.
Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.
As of April 15, 2020, we have trademark registrations in the U.S. for our name and logo, and a combination of the two, XPOVIO, and PORE for our online portal. We also have pending applications in the U.S. to register two additional drug names (examination is currently suspended), and KARYFORWARD and a KARYFORWARD logo for our financial aid and charitable services. Outside the U.S., XPOVIO is registered or pending in thirty additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.
In addition, any proprietary name we propose to use with our key drug candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed drug names, including an evaluation of potential for confusion with other drug names. If the FDA objects to any of our proposed proprietary drug names for any of our drug candidates, if approved, we may be required to expend significant additional resources in an effort to identify a suitable proprietary drug name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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
As of April 30, 2020, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since April 15, 2019, our common stock has traded at prices per share as high as $29.61 and as low as $4.26. On April 30, 2020, the closing sale price of our common stock on The Nasdaq Global Select Market was
$22.05
per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the recent response to the ongoing
COVID-19
outbreak and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:
•	our success in commercializing XPOVIO;

•	the success of competitive drugs or technologies;

•	results of clinical trials of our drug candidates or those of our competitors;

•	our success in commercializing our drug candidates, if and when approved;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to the commercialization of XPOVIO and clinical development programs for any of our drug candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors, including as the result of uncertainties due to the ongoing COVID-19 pandemic;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Securities litigation or other litigation could result in substantial damages and may divert management’s time and attention from our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. We are a target of this type of litigation. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form
10-Q
for information concerning securities litigation recently initiated against us and certain of our executive officers and directors and certain other defendants. We may become the target of additional securities litigation in the future. For example, we may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our drug candidates. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.
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
Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as described below in “
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition
,” the TCJA (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act,) includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Recent changes in tax law may adversely affect our business or financial condition. The TCJA significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 34% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
As part of Congress’ response to the
COVID-19
pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the
80%-of-income
limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.
Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the
COVID-19
pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 5, 2020	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: May 5, 2020	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)