Form 10-Q
period 2020-06-30
Karyopharm Therapeutics Inc.
filed 2020-08-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, there were 73,478,203 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$103,102	$128,858
Short-term investments	193,615	133,098
Accounts receivable	9,581	7,862
Inventory	1,652	346
Prepaid expenses and other current assets	7,971	7,289
Restricted cash	1,915	1,117
Total current assets	317,836	278,570
Property and equipment, net	2,592	3,046
Operating lease right-of-use assets	10,013	10,617
Long-term investments	48,856	2,016
Restricted cash	714	714
Total assets	$380,011	$294,963
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,888	$985
Accrued expenses	45,979	40,878
Deferred revenue	297	2,341
Operating lease liabilities	1,778	1,646
Other current liabilities	628	500
Total current liabilities	50,570	46,350
Convertible senior notes	113,776	109,857
Deferred royalty obligation	73,588	73,588
Operating lease liabilities, net of current portion	12,278	13,202
Deferred revenue, net of current portion	—	2,192
Total liabilities	250,212	245,189
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 73,366 and 65,370 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	1,101,596	923,142
Accumulated other comprehensive income (loss)	891	(37)
Accumulated deficit	(972,695)	(873,338)
Total stockholders’ equity	129,799	49,774
Total liabilities and stockholders’ equity	$380,011	$294,963

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$18,601	$—	$34,662	$—
License and other revenue	14,913	9,493	16,990	9,648
Total revenues	33,514	9,493	51,652	9,648
Operating expenses:
Cost of sales	396	—	1,215	—
Research and development	42,594	26,517	76,591	64,491
Selling, general and administrative	30,843	24,662	61,521	51,765
Total operating expenses	73,833	51,179	139,327	116,256
Loss from operations	(40,319)	(41,686)	(87,675)	(106,608)
Other income (expense):
Interest income	849	1,412	1,824	3,183
Interest expense	(6,758)	(3,089)	(13,267)	(6,087)
Other expense, net	(61)	(44)	(36)	(46)
Total other expense, net	(5,970)	(1,721)	(11,479)	(2,950)
Loss before income taxes	(46,289)	(43,407)	(99,154)	(109,558)
Income tax provision	(137)	(8)	(203)	(18)
Net loss	$(46,426)	$(43,415)	$(99,357)	$(109,576)
Net loss per share—basic and diluted	$(0.63)	$(0.71)	$(1.41)	$(1.80)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	73,237	60,929	70,475	60,893

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(46,426)	$(43,415)	$(99,357)	$(109,576)
Comprehensive income (loss)
Unrealized gain on investments	1,273	52	959	309
Foreign currency translation adjustment	38	37	(31)	(4)
Comprehensive loss	$(45,115)	$(43,326)	$(98,429)	$(109,271)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(99,357)	$(109,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480	487
Net amortization of premiums and discounts on investments	89	(968)
Amortization of debt discount and issuance costs	3,919	3,493
Stock-based compensation expense	11,580	8,023
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	—
Inventory	(1,306)	—
Prepaid expenses and other current assets	(682)	742
Operating lease right-of-use assets	605	531
Accounts payable	903	(3,171)
Accrued expenses and other liabilities	5,228	(4,580)
Deferred revenue	(4,236)	(9,362)
Operating lease liabilities	(792)	(446)
Net cash used in operating activities	(85,288)	(114,827)
Investing activities
Purchases of property and equipment	(26)	(49)
Proceeds from maturities of investments	99,286	118,511
Purchases of investments	(205,773)	(46,668)
Net cash (used in) provided by investing activities	(106,513)	71,794
Financing activities
Proceeds from issuance of common stock, net of issuance costs	161,803	—
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	5,072	547
Net cash provided by financing activities	166,875	547
Effect of exchange rate on cash, cash equivalents and restricted cash	(32)	9
Net decrease in cash, cash equivalents and restricted cash	(24,958)	(42,477)
Cash, cash equivalents and restricted cash at beginning of period	130,689	118,737
Cash, cash equivalents and restricted cash at end of period	$105,731	$76,260
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$103,102	$75,545
Short-term restricted cash	1,915	—
Long-term restricted cash	714	715
Total cash, cash equivalents and restricted cash	$105,731	$76,260
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$11,711
Cash paid for amounts included in the measurement of operating lease liabilities	$1,592	$1,319
Cash paid for interest on deferred royalty obligation	$2,400	$—

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2020	73,095	$7	$1,092,829	$(420)	$(926,269)	$166,147
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	271	—	2,339	—	—	2,339
Stock-based compensation expense	—	—	6,428	—	—	6,428
Unrealized gain on investments	—	—	—	1,273	—	1,273
Foreign currency translation adjustment	—	—	—	38	—	38
Net loss	—	—	—	—	(46,426)	(46,426)
Balance at June 30, 2020	73,366	$7	$1,101,596	$891	$(972,695)	$129,799

Balance at March 31, 2019	60,864	$6	$861,215	$(28)	$(739,909)	$121,284
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	101	—	395	—	—	395
Stock-based compensation expense	—	—	4,116	—	—	4,116
Unrealized gain on investments	—	—	—	52	—	52
Foreign currency translation adjustment	—	—	—	37	—	37
Net loss	—	—	—	—	(43,415)	(43,415)
Balance at June 30, 2019	60,965	$6	$865,726	$61	$(783,324)	$82,469

Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	189	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	619	—	5,072	—	—	5,072
Stock-based compensation expense	—	—	11,580	—	—	11,580
Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Unrealized gain on investments	—	—	—	959	—	959
Foreign currency translation adjustment	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(99,357)	(99,357)
Balance at June 30, 2020	73,366	$7	$1,101,596	$891	$(972,695)	$129,799

Balance at December 31, 2018	60,829	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	5	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	131	—	547	—	—	547
Stock-based compensation expense	—	—	8,023	—	—	8,023
Unrealized gain on investments	—	—	—	309	—	309
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(109,576)	(109,576)
Balance at June 30, 2019	60,965	$6	$865,726	$61	$(783,324)	$82,469

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

Karyopharm Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), is a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of novel, first-in-class drugs directed against nuclear export and related targets for the treatment of cancer and other major diseases. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts. Our Selective Inhibitor of Nuclear Export (SINE) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. In July 2019, the U.S. Food and Drug Administration (“FDA”) approved XPOVIO®(selinexor) tablets in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. XPOVIO became commercially available in the U.S. in July 2019. In June 2020, the FDA approved XPOVIO for a second indication to treat adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. We began commercialization of XPOVIO for this indication in June 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2020 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report.

2. Recent Accounting Pronouncements and CARES Act Provisions

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments require that credit losses be reported as an allowance using an expected loss model, representing the entity’s current estimate of credit losses expected to be incurred. The previous accounting guidance, as applied by us through December 31, 2019, was based on an incurred loss model. For available-for-sale debt securities with unrealized losses, ASU 2016-13 and the related amendments now require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 and the related amendments are effective for interim and annual fiscal periods beginning after December 15, 2019. We adopted this guidance effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include (1) eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2020, 2019 or 2018 and reinstating it for tax years after 2020; (2) allowing NOLs generated in 2020, 2019 or 2018 to be carried back five years; (3) increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2020 and 2019 tax years; (4) allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and (5) allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). We have assessed the impact of these provisions and they are not material to our condensed consolidated financial statements or related disclosures.

Measures not related to income-based taxes within the CARES Act include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. These measures of the CARES Act also are not material to our condensed consolidated financial statements or related disclosures.

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO, which we began shipping to our customers in July 2019. For the three and six months ended June 30, 2020, we recorded net product revenue of $18.6 million and $34.7 million  , respectively, which was net of $3.6 million and $6.4 million, respectively, consisting primarily of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns. We did not have net product revenue for the three and six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, net product revenue of $9.6 million and $7.9 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of June 30, 2020 and December 31, 2019.

4. Inventory

The following table presents our inventory of XPOVIO at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and work in process	$1,350	$273
Finished goods	302	73
Total inventory	$1,652	$346

At June 30, 2020, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred. At June 30, 2020, we determined that a reserve related to XPOVIO inventory was not required.

5. License and Asset Purchase Agreements

In prior periods, we entered into out-licensing and asset purchase agreements with Anivive Lifesciences, Inc. (“Anivive”), Ono Pharmaceutical Co., Ltd. (“Ono”), Biogen MA Inc. (“Biogen”), and Antengene Therapeutics Limited (“Antengene”), all of which are accounted for within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 11, “License and Asset Purchase Agreements,” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

In April 2020, we terminated our October 2017 license agreement with Ono for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the Association of Southeast Asian Nations (“ASEAN”) countries. Subsequent to termination, all rights to selinexor and eltanexor were returned to us and no further consideration was exchanged between the parties. Accordingly, we recognized $2.2 million in license and other revenue during the three months ended June 30, 2020, which represented the deferred revenue on the contract as of the date of termination.

In May 2020, we entered into an amendment to our May 2018 license agreement with Antengene (the “Original Antengene Agreement” and, as amended, the “Amended Antengene Agreement”) to expand the territory for the exclusive development and commercialization rights of selinexor, eltanexor and KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, as well as verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications (“Antengene Licensed Compounds”). Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million.

Under the terms of the Amended Antengene Agreement, Antengene now has the exclusive development and commercialization rights for selinexor, eltanexor, KPT-9274 and verdinexor in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). Previously, Antengene’s territory covered mainland China and Macau for selinexor and eltanexor and mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam for KPT-9274 and verdinexor. Furthermore, we received a one-time upfront cash payment of $11.7 million in June 2020 and are entitled to future milestone payments from Antengene if certain development, regulatory and commercialization goals are achieved. Finally, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory.

We assessed the Amended Antengene Agreement in accordance with ASC 606 and concluded that the amendment was a contract modification. We further concluded that the performance obligations under the Amended Antengene Agreement were the same performance obligations identified in the Original Antengene Agreement, as disclosed in Note 11, “License and Asset Purchase Agreements,” to our Consolidated Financial Statements contained in Item 8 of our Annual Report. Under the Original Antengene Agreement, we had already fulfilled all of our promises under the combined performance obligations for selinexor and KPT-9274. Accordingly, the licenses to the incremental territories for selinexor and KPT-9274 were considered distinct from the promised goods and services already provided. By contrast, we have not yet fulfilled all of our promises under the combined performance obligations for eltanexor and verdinexor under the Original Antengene Agreement. Accordingly, the licenses to the incremental territories for eltanexor and verdinexor are not distinct from promised goods and services already provided.

Based on the conclusions noted, we updated the transaction price, which includes the  $1.3 million unrecognized deferred revenue from the $11.7 million upfront payment we received from Antengene under the terms of the Original Antengene Agreement, and the $11.7 million upfront payment we received from Antengene under the terms of the Amended Antengene Agreement, and allocated the total, or $13.0 million, to the remaining performance obligations based on their estimated standalone selling prices as of the effective date of the Amended Antengene Agreement. Since we had already fulfilled all of our promises under the combined performance obligations for selinexor and KPT-9274 as of the effective date of the Amended Antengene Agreement, we recognized a cumulative adjustment to license revenue of $12.7 million during the three months ended June 30, 2020. For the remaining promises to be fulfilled under the combined performance obligation for eltanexor, we adjusted short-term deferred revenue to $0.3 million as of June 30, 2020. We will recognize such revenue when initial clinical supply of eltanexor is delivered to Antengene, which we expect to be within twelve months from June 30, 2020. For the remaining promises to be fulfilled under the combined performance obligation for verdinexor, none of the transaction price was allocated thereto, as it was assessed as immaterial in comparison to the other combined performance obligations under the Amended Antengene Agreement.

Finally, we also reassessed other promised goods and services within the modified contract, including customer options and material rights, ultimately concluding such promised goods and services continue to be immaterial. The future regulatory and commercial milestones, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through June 30, 2020, because the amounts were fully constrained as of June 30, 2020. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside of our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

In summary, we recognized $14.9 million in license and other revenue for the three months ended June 30, 2020, related to the license agreements with Ono and Antengene described above.

As summarized in the following table, which presents changes in balance sheet accounts for our out-licensing and asset purchase agreements, we recognized $2.3 million under the Original Antengene Agreement and $2.2 million upon termination of the license agreement with Ono during the six months ended June 30, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	June 30, 2020
Short-term Deferred Revenue
Original Antengene Agreement	$2,341	$—	$2,341	$—
Amended Antengene Agreement	-	297		297
Total short-term deferred revenue	$2,341	$297	$2,341	$297
Long-term Deferred Revenue
Ono	$2,192	$—	$2,192	$—
Total long-term deferred revenue	$2,192	$—	$2,192	$—
Total deferred revenue	$4,533	$297	$4,533	$297

6. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at June 30, 2020 and December 31, 2019.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Our cash equivalents are comprised of money market funds, commercial paper, and corporate debt securities. We measure these investments at fair value. The fair value of cash equivalents held in money market funds is determined based on “Level 1” inputs.

Items classified as Level 2 within the valuation hierarchy consist of commercial paper, corporate debt securities, and U.S. government and agency securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 11, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “Summary of Significant Accounting Policies,” and Note 15, “Long-Term Obligations” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

The following table presents information about our financial assets and liability that have been measured at fair value at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$47,883	$47,883	$—	$—
Commercial paper	3,000	—	3,000	—
Corporate debt securities	4,922	—	4,922	—
Investments:
Short-term:
Corporate debt securities	130,641	—	130,641	—
Commercial paper	59,940	—	59,940	—
U.S. government and agency securities	3,034	—	3,034	—
Long-term:
Corporate debt securities (one to two-year maturity)	47,957	—	47,957	—
U.S. government and agency securities (one to two-year maturity)	899	—	899	—
	$298,276	$47,883	$250,393	$—
Financial liability
Embedded derivative liability	$2,300	$—	$—	$2,300

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

7. Investments

The following table summarizes our investments in corporate debt securities, commercial paper, and U.S. government and agency securities, classified as available-for-sale, as of June 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$130,082	$577	$(18)	$130,641
Commercial paper	59,918	39	(17)	59,940
U.S. government and agency securities	3,026	8	—	3,034
Long-term:
Corporate debt securities (one to two-year maturity)	47,593	372	(8)	47,957
U.S. government and agency securities (one to two-year maturity)	899	—	—	899
	$241,518	$996	$(43)	$242,471

The following table summarizes our investments in corporate debt securities, commercial paper, and U.S. government and agency securities, classified as available-for-sale as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$89,110	$12	$(43)	$89,079
Commercial paper	39,004	18	—	39,022
U.S. government and agency securities	4,990	7	—	4,997
Long-term:
Corporate debt securities (one to two-year maturity)	2,017	—	(1)	2,016
	$135,121	$37	$(44)	$135,114

We review investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on our condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at June 30, 2020 and December 31, 2019 were attributable to changes in interest rates and we do not believe any unrealized losses represent credit losses.

At June 30, 2020 and December 31, 2019, we held 34 and 27 commercial paper and corporate debt securities, respectively, that were in an unrealized loss position. The following table summarizes these available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Commercial paper	$37,446	$(17)	$—	$—	$37,446	$(17)
Corporate debt securities	46,324	(26)	—	—	46,324	(26)
Total available-for-sale securities	$83,770	$(43)	$—	$—	$83,770	$(43)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2020	2019
Outstanding stock options	11,215	10,411
Unvested restricted stock units	1,693	904

We have the option to settle the conversion obligation for our 3.00% convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of June 30, 2020, they are not participating securities and do not have an impact on the calculation of basic loss per share. Based on our net loss position, there was no impact to the calculation of dilutive loss per share during the three and six months ended June 30, 2020 and 2019.

9. Stock-based Compensation

The following table summarizes stock-based compensation expenses included in operating expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$28	$-	$62	$-
Research and development	2,692	1,644	4,981	3,192
Selling, general and administrative	3,708	2,472	6,537	4,831
Total stock-based compensation	$6,428	$4,116	$11,580	$8,023

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

Open Market Sale Agreement

On August 17, 2018, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through Jefferies (the “Open Market Offering”). On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, pursuant to which we increased the maximum aggregate offering price of shares of our common stock, that we may issue and sell from time to time through Jefferies, by $100.0 million, from $75.0 million to up to $175.0 million (the “Open Market Shares”).

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

As of June 30, 2020, we have sold an aggregate of 3,712,359 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold during the year ended December 31, 2019. We did not sell Open Market Shares under the Open Market Sale Agreement during the three and six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The initial carrying amount of the Liability Component of $101.2 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected our non-convertible borrowing rate for similar debt. The $67.9 million Equity Component of the Notes was recognized as a debt discount and represents the difference between $172.5 million proceeds from the issuance of the Notes and approximately $104.7 million fair value of the liability of the Notes on their respective dates of issuance. The excess of the principal amount of the Liability Component over its carrying amount is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification.

The outstanding balances of the Notes as of June 30, 2020 consisted of the following (in thousands):

Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(58,724)
Net carrying amount	$113,776
Equity component:	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of June 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of June 30, 2020 was approximately $243.7 million.

The following table sets forth total interest expense recognized related to the Notes during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,294	$1,300	$2,588	$2,594
Amortization of debt discount	1,911	1,703	3,732	3,326
Amortization of debt issuance costs	96	86	187	167
Total interest expense	$3,301	$3,089	$6,507	$6,087

Future minimum payments on the Notes as of June 30, 2020 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$2,588
2021	5,175
2022	5,175
2023	5,175
2024 and thereafter	182,850
Total minimum payments	$200,963
Less: interest	(28,463)
Less: unamortized discount	(58,724)
Convertible senior notes	$113,776

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

We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” and Note 15, “Long-Term Obligations” to our Consolidated Financial Statements contained in Item 8 of our Annual Report. The aggregate fair value of the embedded derivative is $2.3 million and is included in deferred royalty obligation. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or the termination of the deferred royalty obligation.

The effective interest rate as of June 30, 2020 was approximately 18.3%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million in the quarter ended September 30, 2019. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation, as presented on our condensed consolidated balance sheet, approximates fair value at June 30, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “Summary of Significant Accounting Policies” and Note 15, “Long-Term Obligations” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to successfully commercialize XPOVIO® (selinexor) tablets; the impact of the ongoing COVID-19 pandemic on our business, including decreased sales of XPOVIO, interrupting or delaying research and development efforts, impacting the ability to procure sufficient supply for the development and commercialization of selinexor or other product candidates, delaying ongoing or planned clinical trials, impeding the execution of business plans, planned regulatory milestones and timelines, or inconveniencing patients; the adoption of XPOVIO in the commercial marketplace; adverse results in our drug discovery and clinical development activities; decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our drug candidates; our ability to raise additional capital to support our clinical development program and other operations; our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates; our ability to obtain, maintain and enforce our intellectual property rights; the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials; our reliance on third-parties; competitive developments; the effect of current and future legislation and regulation and regulatory actions; as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2020, and other filings with the SEC.

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of novel, first-in-class drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (SINE) compounds that inhibit the nuclear export protein exportin 1, or XPO1. These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of high unmet medical need diseases. Our SINE compounds were the first oral XPO1 inhibitors in clinical development and to receive marketing approval in the U.S. In July 2019, our lead asset, XPOVIO, received marketing approval by the FDA in combination with dexamethasone to treat adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, or PIs, at least two immunomodulatory agents, or IMiDs, and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory myeloma. This indication was approved under the FDA’s Accelerated Approval Program based on response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The FDA has agreed that the randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study evaluating selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone in patients with multiple myeloma after at least one prior line of therapy could serve as the confirmatory trial based on the positive topline data announced in March 2020. In July 2020, the FDA accepted our supplemental new drug application, or sNDA, for XPOVIO, based on the BOSTON study, to treat patients with multiple myeloma after at least one prior line of therapy. The FDA has assigned an action date of March 19, 2021 under the Prescription Drug User-Fee Act.

In June 2020, XPOVIO was approved by the FDA for a second indication to treat adult patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. We began commercialization of this indication in June 2020. This indication was approved under the FDA’s Accelerated Approval Program based on response rate and continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The FDA has agreed that the XPORT-DLBCL-030 study could serve as the confirmatory trial for evaluating selinexor in DLBCL. This trial will assess the effect of selinexor or placebo added to a standard backbone immunochemotherapy of rituximab-gemcitabine-dexamethasone-platinum, or R-GDP, in patients with one to three prior treatments for DLBCL. Selinexor has received orphan drug designation from the FDA for the DLBCL indication. We expect that the XPORT-DLBCL-030 study will begin by the end of 2020. We are continuing to evaluate the optimal regulatory and access strategy for lymphoma and plan to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for the DLBCL indication as a Type II variation following the potential approval of XPOVIO in multiple myeloma at the appropriate time in the future.

Our focus is on marketing XPOVIO in its currently approved indications as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical needs. We plan to conduct additional clinical trials and seek additional approvals for the use of selinexor in combination with other oncology therapies to expand the patient populations that are eligible to be treated with selinexor. Thus, we are currently advancing the clinical development of selinexor in multiple hematological malignancies and solid tumor indications. Studies that support our approved indications include STORM (Selinexor Treatment of Refractory Myeloma) and SADAL (Selinexor Against Diffuse Aggressive Lymphoma). On March 2, 2020, we announced positive topline data from the pivotal, randomized Phase 3 BOSTON study in multiple myeloma. Ongoing clinical trials evaluating selinexor include the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study evaluating single agent selinexor versus placebo in patients with previously treated, advanced unresectable dedifferentiated liposarcoma, and the Phase 3 SIENDO (Selinexor/Placebo After Combination Chemotherapy In Patients with Advanced or Recurrent ENDOmetrial Cancer) study evaluating selinexor as maintenance therapy in endometrial cancer. We have recently completed enrollment in the Phase 3 portion of the SEAL study and currently anticipate topline data in the second half of 2020. As a result of the positive results from STORM, in addition to the FDA approval of our first New Drug Application, or NDA, we also filed an MAA with the EMA in January 2019, as discussed in more detail below.

In April 2020, we initiated a global randomized Phase 2 clinical trial for low dose oral selinexor in hospitalized patients with severe COVID-19. This study, known as XPORT-CoV-1001, was expected to enroll approximately 230 patients at clinical sites in the U.S., Europe and Israel to assess the activity and safety of 20mg of selinexor given orally three times a week for two weeks. Patients tolerating therapy well and experiencing clinical benefit could continue treatment for an additional two weeks at the discretion of the treating physician. The primary endpoint of the study was time to clinical improvement based on improvement in the Ordinal Scale, consistent with the COVID-19 trial recommendations by the World Health Organization and the FDA. In addition to its role in cancer, XPO1 has also been shown to facilitate the transport of several viral proteins from the nucleus of the host cell to the cytoplasm, and it amplifies the activities of pro-inflammatory transcription factors. SINE compounds have shown potential to interfere with key host protein interactions with influenza, respiratory syncytial virus and other viruses, including SARS-CoV-2, the virus that causes COVID-19. In May 2020, the protocol was amended to allow enrollment of patients with more severe disease. Following a planned interim analysis (115 patients included in the efficacy analysis and 113 patients included in the safety analysis), the Data Safety Monitoring Board, or DSMB, for the study recommended that we discontinue the trial as it is unlikely to demonstrate a statistically significant efficacy benefit across the entire heterogenous patient population studied. However, the DSMB concluded that the trial was likely to show a benefit in a subpopulation of patients <75 years old who have a COVID-GRAM non-high-risk score (a clinical risk score for disease severity), which represented approximately 75% of these 115 patients. Preliminary results from unaudited site data indicate that in the specific subpopulation, a two-point improvement in Ordinal Score at Day 14 (the primary endpoint for the entire study) reached statistical significance, as did the two-point improvement in Ordinal Score by Day 28 and the rate of hospital discharge by Day 14 (all p≤0.05). Fatalities were similar across the two arms in this subpopulation (4/49 on selinexor and 2/37 on placebo). There was also a significant improvement in conversion to SARS-CoV2 PCR negative status on the selinexor arm as compared with the placebo arm across the entire population (p≤0.05). In patients ≥75 years old or with a COVID-GRAM high risk score, there was no improvement in clinical outcomes; fatalities were higher in the selinexor arm (6/15) than the placebo arm (1/12). While the rate of fatalities in the study was imbalanced in the patients ≥75 years old or with a COVID-GRAM high risk score, after a detailed review, the DSMB considered that the fatalities on study were due to severe COVID-19 disease and/or underlying comorbidities without a clear contribution of selinexor. After reviewing the safety and efficacy data that was shared with the DSMB, the FDA’s opinion was that the benefit-risk ratio was not favorable in the heterogenous patient population evaluated under the latest protocol for XPORT-CoV-1001, which included the patients with more severe disease, as described above. We will continue to analyze the data to further characterize the specific subpopulation that will likely benefit from selinexor and will work with the FDA to identify a path forward for future clinical development. We plan to seek potential partners and external funding to advance future clinical studies.

In June 2020, the first patient was dosed in a Phase 1/2 clinical study evaluating oral selinexor in combination with standard of care therapy in patients with newly diagnosed or recurrent glioblastoma, or GBM. This global study is expected to enroll approximately 400 patients at clinical sites in the U.S., Europe, and Israel. The randomized, multi-center, Phase 1/2 study is expected to be conducted in two phases: a Phase 1 dose finding study followed by a Phase 2 randomized efficacy exploration study, designed to independently evaluate three different combination regimens in three treatment arms in patients with newly diagnosed GBM (Arms A and B) or with recurrent GBM (Arm C). Arms A and B will investigate selinexor in combination with radiation therapy with or without the addition of temozolomide, while Arm C will evaluate the combination of selinexor and lomustine. The primary endpoints in the study are progression-free survival in patients with newly diagnosed GBM and overall survival in patients with recurrent GBM.

In addition to selinexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compounds eltanexor and verdinexor, as well as our oral dual PAK4/NAMPT inhibitor, KPT-9274. We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, or MDS, colorectal cancer and metastatic castration-resistant prostate cancer. Based on clinical results to date and resource prioritization, we are continuing to focus on the development of eltanexor in MDS. In August 2020, safety and efficacy results from a Phase 2 study of selinexor in patients with MDS or oligoblastic acute myeloid leukaemia refractory to hypomethylating agents were published in The Lancet Haematology. Currently, no standard therapy for such patients exists. In the 23 evaluable patients, the overall response rate was 26% (95% CI 10 - 48) in six patients with marrow complete remission, with an additional 12 patients (52%, 95% CI 31 - 73) achieving stable disease. The most common grade 3 or 4 adverse events were thrombocytopenia (eight, or 32%, of 25 patients) and hyponatraemia (five, or 20%, of 25 patients). There were no drug-related serious adverse events and no treatment-related deaths. In addition, we began clinical testing of KPT-9274 in patients with hematologic or solid tumors during 2016 and in July 2020, dosed the first patient in a Phase 1/2 clinical study of KPT-9274 in combination with an anti-PD1 monoclonal antibody. Finally, verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications in humans and by a collaborator as a potential therapy for cancers in companion animals.

In May 2020, we agreed with Antengene Therapeutics Limited, or Antengene, to an expansion of their development and commercial rights to our compounds in parts of Asia, Australia and New Zealand by entering into an amendment to the May 2018 license agreement between us and Antengene, or the Original Antengene Agreement, and as amended, the Amended Antengene Agreement. We granted Antengene, our existing partner in China and other regions in Asia, the exclusive right to develop and commercialize selinexor and eltanexor in all human oncology indications in the following geographies comprising the Antengene Territory: Australia, New Zealand, South Korea, Taiwan, Hong Kong and the Association of Southeast Asian Nations, or ASEAN countries, which are currently comprised of Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. The Amended Antengene Agreement also includes the development and commercialization of KPT-9274 in all human oncology indications and verdinexor in human non-oncology indications in Australia and New Zealand. Under the terms of the Amended Antengene Agreement, we received a one-time upfront payment of $11.7 million from Antengene in June 2020. We are also eligible to receive additional payments if certain future prespecified development, regulatory and commercialization milestones are achieved by Antengene. In addition, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory. Certain countries in the Antengene Territory became available due to the reacquisition of exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd. in April 2020. We have chosen to retain the rights to selinexor and eltanexor in Japan.

As of June 30, 2020, we had an accumulated deficit of $972.7 million. We had net losses of $99.4 million and $109.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we have generated $65.2 million to date in net product sales from XPOVIO, which first became commercially available in the U.S. in July 2019.

Commercialization of XPOVIO in the United States

XPOVIO became commercially available to patients in the U.S. beginning in July 2019 and was approved for a second indication in June 2020. The commercialization of XPOVIO is being supported by approximately 70 Karyopharm sales representatives and nurse liaisons as well as KaryForwardTM, an extensive patient and healthcare provider support program. Our commercial efforts are also being supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.

As of June 30, 2020, nearly 3,200 XPOVIO prescriptions have been filled since launch, driven by strong demand from both academic and community-based physicians. Net product sales for XPOVIO were $34.7 million for the six months ended June 30, 2020. XPOVIO sales have been driven by a combination of new patient starts and prescription refills.

We plan to continue to build upon XPOVIO’s early commercial success in the late-line relapsed or refractory multiple myeloma market by educating physicians, healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action. Based on the positive results from the BOSTON trial, which we announced in early March 2020, our commercial team is preparing for XPOVIO’s potential expansion into the second line relapsed or refractory multiple myeloma market, subject to the FDA’s review and approval of our sNDA based on the data from the BOSTON trial, which was accepted by the FDA in July 2020. Finally, following the FDA approval of XPOVIO to treat patients with DLBCL, in June 2020 we began to sell XPOVIO in this indication to hematologists and oncologists in the U.S. with our existing field sales force.

Commercialization Outside of the United States

In January 2019, we submitted an MAA to the EMA requesting conditional approval for selinexor in combination with dexamethasone as a treatment for patients with triple class refractory multiple myeloma, meaning patients who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. This submission was based on the results of the Phase 2b STORM study. We received feedback from EMA’s Committee for Medicinal Products for Human Use, or CHMP, including the integrated inspection report, based on site audits and a sponsor inspection. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the CHMP’s outstanding questions related to the application. We are currently working with CHMP to address the outstanding questions; however, due to reduced access to clinical trial sites as a result of the COVID-19 pandemic, we had not yet been able to complete certain re-monitoring activities and, therefore, requested, and the EMA has granted us, additional time to submit our response. We expect to submit the requested re-monitoring data in the third quarter of 2020, and we expect to receive an opinion from CHMP with respect to our MAA before the end of 2020. In addition, we expect to submit an MAA based on data from our BOSTON study before the end of 2020.

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

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, patients and business operations. We have and may continue to experience disruptions in the future that could impact our results of operations and financial condition. We are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the geographic spread of the pandemic, the severity of the virus, the duration of the outbreak, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results.

There were no changes to the critical accounting policies we identified in our Annual Report. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Product revenue, net	$18,601	$—	$18,601	100%
License and other revenue	14,913	9,493	5,420	57%
Operating expenses:
Cost of sales	396	—	396	100%
Research and development	42,594	26,517	16,077	61%
Selling, general and administrative	30,843	24,662	6,181	25%
Loss from operations	(40,319)	(41,686)	1,367	(3)%
Other expense, net	(5,970)	(1,721)	(4,249)	247%
Loss before income taxes	(46,289)	(43,407)	(2,882)	7%
Income tax provision	(137)	(8)	(129)	1613%
Net loss	$(46,426)	$(43,415)	$(3,011)	7%

Product revenue, net. We recognized $18.6 million of net product revenue in the three months ended June 30, 2020 from U.S. commercial sales of XPOVIO. XPOVIO was initially approved by the FDA in July 2019, and therefore we did not have any net product revenue in the three months ended June 30, 2019.

License and other revenue. License and other revenue for the three months ended June 30, 2020 was $14.9 million compared to $9.5 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, we recognized $12.7 million pursuant to the Amended Antengene Agreement, and $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd., or Ono. We recognized $9.4 million in revenue during the three months ended June 30, 2019 pursuant to the Original Antengene Agreement and $0.1 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement.

We expect license and other revenue to decrease in the third quarter of 2020 due to the non-recurring revenue recognized in the second quarter of 2020 pursuant to the terms of the Amended Antengene Agreement and the termination of the license agreement with Ono.

Cost of sales. Cost of sales includes the cost of producing and distributing inventories that are related to U.S. XPOVIO product revenue during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation was that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the three months ended June 30, 2020, we recorded $0.4 million of cost of sales, including $0.1 million related to royalties. The cost of sales during the three months ended June 30, 2020 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval were approximately $2.8 million. At June 30, 2020, we had $2.7 million of this previously expensed XPOVIO and related material on-hand.

We expect cost of sales to remain relatively consistent quarter over quarter for the remainder of the year.

Research and development expense. Research and development expense increased approximately $16.1 million to $42.6 million for the three months ended June 30, 2020 from approximately $26.5 million for the three months ended June 30, 2019. The increase was primarily related to:

•	an increase of $9.6 million in clinical trial costs, primarily related to COVID-19 trial activity as well as continued activity in our ongoing clinical trials;
•	an increase of $4.1 million in personnel costs, primarily related to an increase in headcount;
•	an increase of $1.4 million in facility and IT infrastructure costs; and
•	an increase of $1.0 million in travel, consulting and professional costs.

We expect our research and development expense to remain relatively consistent quarter over quarter for the remainder of the year, with possible fluctuation over the quarters due to timing of clinical trial study starts and related clinical trial enrollment.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $6.2 million to $30.8 million for the three months ended June 30, 2020 from approximately $24.6 million for three months ended June 30, 2019. The increase was primarily related to:

•	an increase of $4.1 million in commercial-related activities;
•	an increase of $3.0 million in personnel costs, primarily related to an increase in headcount; and
•	an increase of $0.2 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $1.1 million in travel, consulting and professional costs.

We expect our selling, general and administrative expenses to remain relatively consistent quarter over quarter for the remainder of the year as a result of decreased travel and corporate events due to COVID-19 impacts, offset by costs expected to be incurred for the preparations in anticipation of the BOSTON launch, if approved.

Other expense, net. Other expense, net increased from $1.7 million for the three months ended June 30, 2019 to $6.0 million for the three months ended June 30, 2020. The net increase of approximately $4.3 million was primarily due to an increase in interest expense of $3.7 million, coupled with a decrease in interest income of $0.6 million. Of the $3.7 million increase in interest expense, $3.5 million was related to our Revenue Interest Financing Agreement, or deferred royalty obligation, and $0.2 million was related to our 3.00% senior convertible notes due 2025, or Notes.

We expect interest expense to increase in the third quarter of 2020 and beyond, related to the imputed interest on our deferred royalty obligation.

Comparison of the six months ended June 30, 2020 and June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Product revenue, net	$34,662	$—	$34,662	100%
License and other revenue	16,990	9,648	7,342	76%
Operating expenses:
Cost of sales	1,215	—	1,215	100%
Research and development	76,591	64,491	12,100	19%
Selling, general and administrative	61,521	51,765	9,756	19%
Loss from operations	(87,675)	(106,608)	18,933	(18)%
Other expense, net	(11,479)	(2,950)	(8,529)	289%
Loss before income taxes	(99,154)	(109,558)	10,404	(9)%
Income tax provision	(203)	(18)	(185)	1028%
Net loss	$(99,357)	$(109,576)	$10,219	(9)%

Product revenue, net. We recognized $34.7 million of net product revenue in the six months ended June 30, 2020 from U.S. commercial sales of XPOVIO. XPOVIO was initially approved by the FDA in July 2019, and therefore we did not have any net product revenue in the six months ended June 30, 2019.

License and other revenue. License and other revenue for the six months ended June 30, 2020 was $17.0 million compared to $9.6 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we recognized $13.8 million pursuant to the Antengene Agreement, $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono, and $1.0 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement. During the six months ended June 30, 2019, we recognized $9.4 million in revenue pursuant to the Original Antengene Agreement and $0.2 million in revenue for clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement.

Cost of sales. During the six months ended June 30, 2020, we recorded $1.2 million of cost of sales, including $0.9 million related to royalties. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval of XPOVIO, and therefore we did not have cost of sales for the six months ended June 30, 2019.

Research and development expense. Research and development expense increased approximately $12.1 million to $76.6 million for the six months ended June 30, 2020 from approximately $64.5 million for the six months ended June 30, 2019. The increase was primarily related to:

•	an increase of $6.1 million in personnel costs and consulting and professional expense;
•	an increase of $5.7 million in clinical trial costs; and
•	an increase of $1.7 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $1.4 million in travel, consulting and professional costs.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $9.8 million to $61.5 million for the six months ended June 30, 2020 from approximately $51.7 million for the six months ended June 30, 2019. The increase was primarily related to:

•	an increase of $6.7 million in commercial-related activities;
•	an increase of $4.3 million in personnel costs; and
•	an increase of $0.4 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $1.6 million in travel, consulting and professional costs.

Other expense, net. Other expense, net increased from $3.0 million for the six months ended June 30, 2019 to $11.5 million for the six months ended June 30, 2020. The increase of approximately $8.5 million was primarily due to an increase in interest expense of $7.2 million, coupled with a decrease in interest income of $1.3 million. $6.8 million of the increase in interest expense was related to our deferred royalty obligation and $0.4 million of the increase was attributable to our Notes.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the third quarter of 2019, we began generating revenues from product sales, as XPOVIO first became commercially available in the U.S. in July 2019. We have had limited revenues to date from product sales and have financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are continually monitoring our liquidity and capital requirements in light of the evolving situation.

At June 30, 2020, our principal source of liquidity was $345.6 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $99.4 million for the six months ended June 30, 2020. Net cash used in operations for the six months ended June 30, 2020 was $85.3 million. We expect that cash, cash equivalents and investments at June 30, 2020 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018, or the Open Market Sale Agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. We did not sell any shares under the Open Market Sale Agreement during the second quarter of 2020. As of July 31, 2020, we have sold an aggregate of 3,712,359 shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold in 2019.

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

On September 14, 2019, we entered into a deferred royalty obligation, with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P, or HCR. Pursuant to the deferred royalty obligation, HCR paid us $75.0 million, less certain transaction expenses, at the initial closing, which occurred on September 27, 2019, as disclosed in Note 11 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(85,288)	$(114,827)
Net cash (used in) provided by investing activities	(106,513)	71,794
Net cash provided by financing activities	166,875	547
Effect of exchange rate changes	(32)	9
Net decrease in cash, cash equivalents and restricted cash	$(24,958)	$(42,477)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by our decreased loss from operations during that period.

Investing activities. The net cash (used in) provided by investing activities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily reflects a $159.1 million increase in the purchases of investments, coupled with a $19.2 million decrease in proceeds from the maturities of investments.

Financing activities. The net cash provided by financing activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, reflects an increase of $166.3 million. The increase was primarily related to the net cash proceeds of $161.8 million from the sale of shares of our common stock from the follow-on offering under our shelf registration statement on Form S-3 during the first quarter of 2020, coupled with a $4.5 million increase in proceeds from the exercise of stock options and shares issued under our Employee Stock Purchase Program in the first half of 2020 compared to the first half of 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $345.6 million as of June 30, 2020. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have been named as a defendant in a securities class action litigation filed on July 23, 2019, in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant, who filed an amended complaint on June 29, 2020. The amended complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We moved to dismiss the complaint on July 31, 2020 and additional briefing deadlines are scheduled through September 2020. We intend to defend vigorously against this litigation.

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

The outbreak of the novel coronavirus disease, or COVID-19, is a global pandemic that has affected many segments of the global economy. As a result, we have experienced, and we expect to continue to experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:

•

negative impact to revenue for XPOVIO® (selinexor) tablets, which may continue as the COVID-19 pandemic persists, including as a result of decreased new patient starts due to the inability of our sales force and our patients to meet with healthcare professionals;

•	delays or difficulties in enrolling patients in our clinical trials, including our SEAL, SIENDO and STOMP trials;
•	delays or difficulties in initiating new clinical studies, including clinical site initiation and difficulties in recruiting clinical site investigators and clinical site staff;
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

•

interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies, including the European Medicines Agency, or EMA, which may impact regulatory review and approval timelines, such as the EMA review of our Marketing Authorization Application, or MAA, for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA submission;

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

The COVID-19 pandemic continues to evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, including social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Our pursuit of a treatment for severe COVID-19 in hospitalized patients is at an early stage. We have not previously tested selinexor in this capacity and cannot assure you that selinexor will prove to be an effective treatment of severe COVID-19 or approved for marketing by the FDA, EMA or other regulatory authorities.

In April 2020, we announced the initiation of a global, randomized clinical trial to evaluate the use of selinexor to treat hospitalized patients with severe COVID-19. In May 2020, the protocol was amended to allow enrollment of patients with more severe disease. Following a planned interim analysis (115 patients included in the efficacy analysis and 113 patients included in the safety analysis), the Data Safety Monitoring Board, or DSMB, for the study recommended that we discontinue the trial as it is unlikely to demonstrate a statistically significant efficacy benefit across the entire heterogenous patient population studied. However, the DSMB concluded that the trial was likely to show a benefit in a subpopulation of patients <75 years old who have a COVID-GRAM non-high-risk score (a clinical risk score for disease severity), which represented approximately 75% of these 115 patients. Preliminary results indicate that in the specific subpopulation, a two-point improvement in Ordinal Score at Day 14 (the primary endpoint for the entire study) reached statistical significance, as did the two-point improvement in Ordinal Score by Day 28 and the rate of hospital discharge by Day 14 (all p≤0.05). Fatalities were similar across the two arms in this subpopulation (4/49 on selinexor and 2/37 on placebo). There was also a significant improvement in conversion to SARS-CoV2 PCR negative status on the selinexor arm as compared with the placebo arm across the entire population (p≤0.05). In patients ≥75 years old or with a COVID-GRAM high risk score, there was no improvement in clinical outcomes; fatalities were higher in the selinexor arm (6/15) than the placebo arm (1/12). While the rate of fatalities in the study was imbalanced in the patients ≥75 years old or with a COVID-GRAM high risk score, after a detailed review, the DSMB considered that the fatalities on study were due to severe COVID-19 disease and/or underlying comorbidities without a clear contribution of selinexor. After reviewing the safety and efficacy data that was shared with the DSMB, the FDA’s opinion was that the benefit-risk ratio was not favorable in the heterogenous patient population evaluated under the latest protocol for XPORT-CoV-1001, which included the patients with more severe disease as described above. We will continue to analyze the data to further characterize the specific subpopulation that will likely benefit from selinexor and will work with the FDA to identify a path forward for future clinical development. We will also seek potential partners and external funding to advance future clinical studies.

Although we believe that selinexor has the potential to provide anti-viral and/or anti-inflammatory benefits to patients with severe COVID-19, selinexor has not previously been tested as a treatment for patients with severe viral infections and, therefore, we cannot predict its efficacy or whether we will be able to obtain marketing approval from the FDA, EMA or other regulatory authorities. Our development of this potential treatment is in early stages, and we may be unable to provide a treatment that successfully treats the virus and/or its symptoms in a timely manner, if at all, particularly in light of our recent decision to discontinue the current trial. In addition, we may not be able to enter into an arrangement with a third party or obtain external funding to advance future clinical studies in COIVD-19 in a timely manner, or at all. If the pandemic is effectively contained or the risk of COVID-19 infection is diminished or eliminated before we can successfully complete clinical development and obtain regulatory approval of selinexor as a treatment for COVID-19, we may be unable to recoup any costs we incur in the development of this additional indication for selinexor and we may never recognize any revenue from the sale of selinexor to treat COVID-19, even if we do receive one or more regulatory approvals.

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

We depend heavily on the success of XPOVIO. If we are unable to successfully commercialize our current and future indications of XPOVIO or successfully develop our other drug candidates within or outside of the U.S., or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the research and development of our lead drug, selinexor. In July 2019, the FDA granted accelerated approval for XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody, or the multiple myeloma indication. In June 2020, the FDA granted accelerated approval for XPOVIO for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy, or the DLBCL indication. Our ability to generate revenues from the sale of drugs that treat cancer and other diseases in humans will depend heavily on the successful development, additional regulatory approvals and commercialization of selinexor.

The commercial success of our current and future indications of XPOVIO and the successful clinical development of our other drug candidates will depend on several factors, including the following:

•

our ability to successfully launch our approved products, including the recently approved DLBCL indication for XPOVIO, or any drug candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•

the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety, efficacy and effectiveness profile of XPOVIO and any potential impact on our FDA accelerated approvals and/or FDA package insert for XPOVIO;

•

our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA and the medical community since continued approval for our current indications may be contingent upon verification of a clinical benefit in confirmatory trials;

•	acceptance of our current and future indications of XPOVIO and, if and when approved, our other drug candidates, by patients, the medical community and third-party payors;
•	obtaining and maintaining coverage, adequate pricing and reimbursement by third-party payors, including government payors, for XPOVIO and our drug candidates, if approved;
•	successful and timely completion of preclinical studies;
•	acceptance by the FDA of investigational new drug applications, or INDs, for our drug candidates prior to commencing clinical studies;
•	successful and timely enrollment in, and completion of, clinical trials, including demonstration of a favorable risk-benefit ratio;
•	receipt of marketing approvals from applicable regulatory authorities in a timely fashion;
•	establishing and maintaining commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drugs and drug candidates;
•

establishing and maintaining sales, marketing, manufacturing and distribution capabilities to commercialize our currently approved drugs and any drug candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•	effectively competing with other therapies;
•	maintaining an acceptable safety profile of our approved drugs;
•

compliance with existing and new health care laws and regulations currently being considered or implemented in the U.S., including government pricing, price reporting and other disclosure requirements related to such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage;

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

If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize XPOVIO or our drug candidates, if approved, which would materially harm our business.

The results of previous clinical trials may not be predictive of future results and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

Clinical failure can occur at any stage of the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, interim results of a clinical trial are not necessarily indicative of final results.

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

To date, we have had several discussions with the FDA and non-U.S. regulatory authorities regarding the design of our later phase clinical trials for selinexor, including the BOSTON, STORM, SADAL and SEAL studies. In July 2019 and June 2020, the FDA approved the multiple myeloma indication and the DLBCL indication, respectively, under its Accelerated Approval program based on response rate from the STORM and SADAL studies, respectively. We plan to seek additional regulatory approvals of selinexor in North America and Europe in each indication with respect to which such later phase clinical trial is being conducted and with respect to which we receive positive results that may support full or accelerated approval, as the case may be. We or our current or future partners may also seek such approvals in other geographies. We cannot be certain that we will commence additional later phase trials or complete ongoing later phase trials as anticipated. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider our current and planned later phase clinical trials to be sufficient to serve as the basis for filing for approval or to gain approval of selinexor for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor or any of our other drug candidates is safe and effective. If we are required to conduct additional clinical trials of selinexor or our other drug candidates prior to approval of additional indications in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The results to date in preclinical and early clinical studies conducted by us or our academic collaborators and in Phase 1 and Phase 2 clinical trials that we are currently conducting include the response of tumors to selinexor. We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either progression-free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. For example, the primary endpoint of our Phase 2/3 SEAL study, the clinical trial of selinexor in patients with dedifferentiated liposarcoma, and of our Phase 3 BOSTON study, the clinical trial of selinexor in combination with Velcade (bortezomib) and dexamethasone in patients with multiple myeloma, is progression-free survival. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints. Overall response rate is defined as the portion of patients with tumor size reduction of a predefined amount for a minimum time period. For some types of cancer, we may use overall response rate as a primary endpoint, as we did in our SADAL study and our STORM study. These clinical trials were not randomized against control arms and the primary endpoints of these trials were overall response rate. If selinexor does not demonstrate sufficient overall response rates for any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or non-U.S. regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, selinexor will likely not be approved for that indication based on the applicable study.

Finally, independent review committees are typically implemented to adjudicate efficacy outcomes in clinical studies that are intended to support requests for regulatory approval. For example, in our STORM study, the primary endpoint of overall response rate was determined based on efficacy adjudications by an independent review committee, or IRC, comprised of physicians who are expert in treating and evaluating patients with multiple myeloma. While the FDA agreed with the assessments of the IRC for the STORM study in conducting its review of those data, we cannot be certain that other regulatory authorities will agree with the assessments of the IRC for STORM or any other study for which we may submit data to support a request for regulatory approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, certain data from our Phase 1 and Phase 2 clinical trials of selinexor are based on unaudited data provided by our clinical trial investigators. An audit of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we currently anticipate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Furthermore, the failure of any drug candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of XPOVIO or our other drug candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our drug candidates are approved.

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

As we seek to advance our clinical programs, we remain in close contact with our contract research organizations, clinical sites and suppliers to attempt to assess the impacts that the COVID-19 pandemic has had and may continue to have on our clinical trials, current timelines and costs and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. To date, we have incurred delays in enrollment for our SEAL, SIENDO and STOMP clinical trials. In addition, we may experience delays in certain regulatory filings, which may impact our approval timelines, such as the EMA review of our MAA for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA submission. Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

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

If serious adverse or unacceptable side effects are identified or we observe limited efficacy of our drugs or drug candidates, we may need to abandon or limit the development or commercialization of one or more of our drugs or drug candidates, and such findings may delay or prevent regulatory approval, limit commercial viability, or result in significant negative consequences following any marketing approval.

Four of our drug candidates are in clinical development for treatment of human diseases. Their risk of failure is high. If our current or future indications of XPOVIO or any of our drug candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon their development or limit development or marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Adverse events, or AEs, in our clinical trials to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO included gastrointestinal, such as nausea, anorexia, diarrhea, vomiting, cytopenias, hyponatremia, constitutional symptoms of anorexia/weight loss, fatigue and neurological adverse reactions, including dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, included thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, among the 202 patients enrolled in Parts 1 and 2 of the STORM study who were treated with selinexor in combination with dexamethasone, the most common AEs (incidence ≥20%) were thrombocytopenia, fatigue, nausea, anemia, decreased appetite, decreased weight, diarrhea, vomiting, hyponatremia, neutropenia, leukopenia, constipation, dyspnea, and upper respiratory tract infections. The treatment discontinuation rate in the STORM study due to AEs was 27%; 53% of patients had a reduction in the selinexor dose, and 65.3% had the dose of selinexor interrupted. In this group of patients, the most frequent AEs requiring permanent discontinuation in 4% or greater of patients who received selinexor included fatigue, nausea, and thrombocytopenia. Similarly, in the SADAL study, among the 134 patients included in the safety analysis, the most common AEs (incidence ≥20%) in patients with DLBCL were fatigue, nausea, diarrhea, appetite decrease, weight decrease, constipation, vomiting, and pyrexia. Grade 3-4 laboratory abnormalities (≥15%) were thrombocytopenia, lymphopenia, neutropenia, anemia, and hyponatremia. The treatment discontinuation rate in the SADAL study due to AEs was 17%; 49% of patients had a reduction in the selinexor dose, and 61% had the dose of selinexor interrupted. Some patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

The occurrence of AEs in either our clinical trials or following regulatory approval could result in a more restrictive label for any drug candidates approved for marketing or could result in the delay or denial of approval to market any drug candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from generating sufficient revenue from the sale of drugs or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our drug candidates are approved and/or commercialized, a number of potentially significant negative consequences may result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating sufficient revenue from the sale of our drugs and harm our business and results of operations.

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

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any additional commercially-viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

XPOVIO or any of our drug candidates that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

XPOVIO or any of our drug candidates that receive marketing approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our drug candidates require significant resources and may not be successful. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If XPOVIO or our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of XPOVIO for each approved indication and for our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our drugs for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	sufficient third-party coverage or reimbursement;
•	effectiveness of our sales and marketing efforts;
•	adverse publicity about our drugs or favorable publicity about competitive products;
•	the prevalence and severity of any side effects;
•	any restrictions on the use of our drugs together with other medications; and
•	the inability of certain types of patients to take our drugs.

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

We have built a sales and marketing infrastructure for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our other drug candidates is approved for additional indications beyond hematological malignancies, we will need to substantially evolve our sales, marketing and distribution capabilities and we may not do be able to do so successfully. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our drug candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our drug candidates. We intend to work with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside of the U.S.

There are risks involved with both establishing and maintaining our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a drug candidate. Further, we may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our drug candidates for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval in the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize XPOVIO or any drug candidates for which we receive marketing approval on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe current or future drugs;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;
•	unforeseen costs and expenses associated with creating an independent sales, marketing and distribution organization;
•	our inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and
•	existing or new competitors taking share from XPOVIO or preventing XPOVIO from gaining share in its approved indications.

Entering into arrangements with third parties to perform sales and marketing services may result in lower revenues from the sale of drug or the profitability of these revenues to us than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in maintaining current arrangements or entering into additional arrangements with third parties to sell, market and distribute XPOVIO or any of our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. Furthermore, we may be unable to enter into an arrangement with a third party if the current restrictions relating to COVID-19 continue to restrict travel, limit the ability of us or potential partners to negotiate and consummate a transaction in a timely manner, or if the COVID-19 pandemic causes a prolonged economic downturn. The extent to which the pandemic impacts our search for a partner will depend on future developments, which are highly uncertain and cannot be predicted, including additional information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate an arrangement may be materially adversely affected.

If we do not successfully establish and maintain sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing XPOVIO or any of our drug candidates for which we obtain marketing approval.

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

Certain of our partnership agreements provide for payments on achievement of development, regulatory and/or commercialization milestones and for royalties on product sales. However, because drug development entails a high risk of failure, we may never realize any material portion of the milestone revenue provided in our partnership agreements and we do not expect to receive any royalty revenue for several years, if at all.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We face competition with respect to XPOVIO and our drug candidates and will face competition with respect to any drug candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our drug candidates. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug in that country. In the U.S., approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from the Congress and regulatory authorities of the pricing of pharmaceutical products. Adverse pricing limitations may also hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Our ability to effectively commercialize XPOVIO or any of our product candidates that we may develop successfully will depend, in part, on the extent to which reimbursement for these drugs and related treatments is available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products by third-party payors.

A primary trend in the healthcare industry in the U.S. and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Accordingly, we cannot be sure that reimbursement will be or will continue to be available for XPOVIO and any drug candidate that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, XPOVIO or any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize XPOVIO or any drug candidate for which we obtain marketing approval.

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

The business that we conduct outside of the U.S. may be adversely affected by international risks and uncertainties.

Although our operations are based in the U.S., we conduct business outside of the U.S. and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside of the U.S. In addition, we are seeking and continue to plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside of the U.S. will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

•	potentially reduced protection of our intellectual property rights;
•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers or regulatory requirements;
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
•

business interruptions resulting from pandemics (including the COVID-19 pandemic), geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

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

Since inception, we have incurred significant operating losses. Our net loss was $99.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $972.7 million. With the launch of our first FDA-approved product, XPOVIO, in July 2019, we have had limited revenues to date from product sales and have historically financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. We have devoted substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially launch XPOVIO for its two FDA-approved indications. Other than the FDA’s two accelerated approvals of XPOVIO, our lead drug, oral selinexor (for indications not yet approved), as well as eltanexor, verdinexor, and KPT-9274, are in clinical development. Although we expect to continue to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur substantial expenses as we continue to commercialize XPOVIO in the U.S. and potentially outside of the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our other drug candidates.

We anticipate that our expenses will increase substantially if and as we:

•	continue to commercialize XPOVIO in the U.S., including the commercial launch of the recently approved DLBCL indication, and seek regulatory approval for XPOVIO outside of the U.S.;
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

XPOVIO is our only product that has been approved for sale and it has only been approved in the U.S. Our ability to become and remain profitable will depend, in part, on the timing and success of commercial sales of XPOVIO for its two currently approved indications, which were commercially launched in the U.S. in July 2019 and June 2020, respectively. However, the successful commercialization of XPOVIO in the U.S. is subject to many risks. We do not anticipate that our revenue from sales of XPOVIO alone, in the currently approved indications, will be sufficient for us to become profitable for several years, if at all.

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

We were incorporated in 2008 and commenced operations in 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our platform, identifying potential drug candidates, conducting preclinical studies and early-phase and later-phase clinical trials of our drug candidates and commercializing XPOVIO. To date, we have not generated significant revenue from the sale of XPOVIO. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a business with a short operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We need to continue to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any particular quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize XPOVIO, including in the recently approved DLBCL indication, and continue the clinical trials of, and seek marketing approval and prepare for commercialization of, selinexor in additional indications and our other drug candidates. Our expenses have increased as we continue to commercialize XPOVIO, including costs associated with our sales force and increased marketing and distribution capabilities. If we obtain marketing approval for any drug candidates that we develop, we expect to incur significant additional commercialization expenses for such drug candidate to the extent that such sales, marketing, manufacturing and distribution functions are not the responsibility of any collaborator that we may have at such time for any such drug candidate. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Further, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital and we cannot predict the extent or duration of the macro-economic disruption stemming from the COVID-19 pandemic. If the macro-economic disruption continues for pro-longed periods, we may need to raise additional capital and capital may not be available on acceptable terms, or at all.

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

•	our ability to successfully commercialize XPOVIO in the U.S.;
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
•

the costs of commercialization activities, including costs related to product sales, marketing, manufacturing and distribution functions, for XPOVIO or any of our drug candidates for which we receive marketing approval, and pre-commercialization costs for our drug candidates incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities that are not the responsibility of any collaborator that we may have at such time;

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

Identifying potential drug candidates, conducting preclinical studies and clinical trials, seeking marketing approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. Although we commercially launched XPOVIO in its two approved indications in July 2019 and June 2020, respectively, we do not anticipate that our revenue from product sales of XPOVIO will be sufficient for us to become profitable for several years, if at all. In addition, we may never generate the necessary data or results required to obtain marketing approval of our drug candidates. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our drug candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize XPOVIO or our drug candidates for which we obtain marketing approval.

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

On September 14, 2019, we entered into the Revenue Interest Agreement with HCR. Pursuant to the Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products and limits on our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. In addition, the Revenue Interest Agreement includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, or withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCR may accelerate payments due under the Revenue Interest Agreement up to $138.8 million, less the aggregate of all of the payments previously paid to HCR. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Revenue Interest Agreement and require us to make payments necessary for HCR to receive $75.0 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, then HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the U.S. or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the U.S. In July 2019 and June 2020, the FDA approved XPOVIO in the multiple myeloma indication and the DLBCL indication, respectively. Continued approval for these indications may be contingent upon verification and description of clinical benefit in one or more confirmatory trials. For example, the FDA has agreed that the randomized Phase 3 BOSTON study evaluating selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone could serve as the confirmatory trial for the multiple myeloma indication and the XPORT-DLBCL-030 study will serve as the confirmatory trial for evaluating selinexor in DLBCL. The BOSTON and XPORT-DLBCL-030 studies are post-marketing requirements for continued marketing authorization under the FDA’s Accelerated Approval program issued by the FDA in July 2019 and June 2020, respectively, for XPOVIO based on the results of the STORM study and SADAL study, respectively. If the FDA does not approve our supplemental New Drug Application, or sNDA, submission based on the data from the BOSTON study, we will suffer substantial harm, including potential loss of the accelerated approval for XPOVIO based on the results of the STORM and SADAL studies. In addition, we submitted a MAA to the EMA in January 2019 with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices, or GCP, inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use, or CHMP. In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the outstanding questions. We are currently working with CHMP to address the outstanding questions; however, due to reduced access to clinical trial sites as a result of the COVID-19 pandemic, and, therefore, have requested, and the EMA has granted us, additional time to submit our response. With the exception of our sNDA submission to the FDA requesting approval of selinexor to treat multiple myeloma after at least one prior line of therapy, we have not submitted any other application for, or received any marketing approval of, any of our drug candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA. The process of obtaining marketing approvals, both in the U.S. and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. In addition, we may experience delays in the regulatory review process for our drug candidates as a result of the ongoing COVID-19 pandemic, such as the EMA review of our MAA for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA submission.

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

Under the FDA’s accelerated approval regulations, we must still comply with post-approval development and regulatory requirements to maintain our approval of XPOVIO and, if we fail to do so, the FDA could withdraw its approval of XPOVIO for either of the currently approved indications, which would lead to substantially lower revenues.

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of XPOVIO for the multiple myeloma indication, we are required to (i) complete and submit a final report with full datasets from the BOSTON study following completion of the study, (ii) conduct a randomized phase 2 clinical trial of selinexor plus dexamethasone with three doses of selinexor including the approved dose of 80 mg on days 1 and 3 of each week and two doses that are lower than the approved dose, in a similar patient population for which XPOVIO is indicated (which we plan to conduct outside of the U.S.), (iii) conduct a trial with selinexor in patients who have mild, moderate or severe hepatic impairment, and (iv) conduct a drug interaction trial with selinexor in patients to evaluate the effect of co-administration of a strong CYP3A4 inhibitor on the pharmacokinetics of selinexor. As a condition of the accelerated approval of XPOVIO for the DLBCL indication, we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy.

The FDA may withdraw approval of XPOVIO for either approved indication if, for example, a trial required to verify the predicted clinical benefit of XPOVIO fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that XPOVIO is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. Similar risks to those described above are also applicable to any application that we have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed/refractory DLBCL, or any other cancer indication.

There can be no assurance that the FDA or any similar regulatory authority will determine that any confirmatory trial we conduct as part of our post-marketing obligations, will confirm that the surrogate marker used for accelerated approval of XPOVIO showed an adequate correlation with clinical outcomes. If the FDA or any similar regulatory authority determines that our confirmatory trials fail to show such adequate correlation, we may not be able to maintain our previously granted marketing approvals of XPOVIO.

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

There can be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints in any of our clinical trials, or that we will decide to pursue or submit any additional NDAs for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

We may be eligible for fast track designation or breakthrough therapy status for product candidates that we develop. If a product is intended for the treatment of a serious or life-threatening disease or condition and the product demonstrates the potential to address unmet medical needs for this disease or condition, the product sponsor may apply for FDA fast track designation. Additionally, a product candidate may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate will be approved by the FDA. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the Prescription Drug User Fee Act, or PDUFA, action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle despite the fast track designation. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

XPOVIO and any of our drug candidates for which we or our collaborators obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For example, as a condition of the XPOVIO approval for the multiple myeloma and DLBCL indications, we are required to complete certain post-marketing commitments, as described above. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for XPOVIO and for any of our product candidates for which we may obtain regulatory approval or the frequency with which XPOVIO or any product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the Supreme Court agreed to hear this case. More recently, the Trump Administration filed a brief in this case supporting the decision of the Court of Appeals. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Specifically, the Trump Administration’s 2021 budget proposal includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower cost generic drugs and biosimilars. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries. The President has indicated that this order will be held until August 24, 2020, because the administration may not implement it. The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA-approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the U.S. and then exported for international sale. This action follows the publication of a proposed rulemaking on December 23, 2020, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to “lower the patient's out-of-pocket costs” and “permit the use of certain bona fide PBM service fees”. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel drug candidates and other discoveries that are important to our business. As of July 15, 2020, 72 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 15 patents were in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

In the U.S., only a single patent can be extended for each qualifying FDA approval, and any patent can be extended only once and only for a single product. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Because both selinexor and verdinexor are protected by a single family of patents and applications, we may not be able to secure patent term extensions for both of these drug candidates in all jurisdictions where these drug candidates are approved.

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

As of July 15, 2020, we have trademark registrations in the U.S. for our name and logo, and a combination of the two, XPOVIO, and PORE for our online portal. We also have pending applications in the U.S. to register two additional drug names (examination is currently suspended), and KARYFORWARD and a KARYFORWARD logo for our financial aid and charitable services. Outside the U.S., XPOVIO is registered or pending in thirty-seven additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

As of July 15, 2020, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since July 15, 2019, our common stock has traded at prices per share as high as $29.61 and as low as $7.55. On July 31, 2020, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.05 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the recent response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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

Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act) includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. The TCJA significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant.

10.2

Amendment No. 1 to the Open Market Sale Agreement, by and between the Registrant and Jefferies LLC, dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 5, 2020)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 4, 2020	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: August 4, 2020	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)