Form 10-Q
period 2020-09-30
Karyopharm Therapeutics Inc.
filed 2020-11-02
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, there were 73,600,777 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$82,301	$128,858
Short-term investments	180,743	133,098
Accounts receivable	11,062	7,862
Inventory	2,011	346
Prepaid expenses and other current assets	8,242	7,289
Restricted cash	1,088	1,117
Total current assets	285,447	278,570
Property and equipment, net	2,357	3,046
Operating lease right-of-use assets	9,694	10,617
Long-term investments	39,371	2,016
Restricted cash	718	714
Total assets	$337,587	$294,963
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,422	$985
Accrued expenses	46,591	40,878
Deferred revenue	297	2,341
Operating lease liabilities	1,847	1,646
Other current liabilities	1,473	500
Total current liabilities	52,630	46,350
Convertible senior notes	115,802	109,857
Deferred royalty obligation	73,588	73,588
Operating lease liabilities, net of current portion	11,797	13,202
Deferred revenue, net of current portion	—	2,192
Total liabilities	253,817	245,189
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 73,528 and 65,370 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	1,109,350	923,142
Accumulated other comprehensive income (loss)	603	(37)
Accumulated deficit	(1,026,190)	(873,338)
Total stockholders’ equity	83,770	49,774
Total liabilities and stockholders’ equity	$337,587	$294,963

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$21,330	$12,821	$55,992	$12,821
License and other revenue	3	328	16,993	9,976
Total revenues	21,333	13,149	72,985	22,797
Operating expenses:
Cost of sales	438	1,013	1,653	1,013
Research and development	37,037	26,270	113,628	90,761
Selling, general and administrative	30,967	25,267	92,488	77,032
Total operating expenses	68,442	52,550	207,769	168,806
Loss from operations	(47,109)	(39,401)	(134,784)	(146,009)
Other income (expense):
Interest income	600	1,137	2,424	4,320
Interest expense	(6,801)	(3,093)	(20,068)	(9,180)
Other (expense) income, net	(141)	10	(177)	(36)
Total other expense, net	(6,342)	(1,946)	(17,821)	(4,896)
Loss before income taxes	(53,451)	(41,347)	(152,605)	(150,905)
Income tax provision	(44)	(20)	(247)	(38)
Net loss	$(53,495)	$(41,367)	$(152,852)	$(150,943)
Net loss per share—basic and diluted	$(0.73)	$(0.67)	$(2.14)	$(2.46)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	73,466	62,093	71,479	61,297

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(53,495)	$(41,367)	$(152,852)	$(150,943)
Comprehensive income (loss)
Unrealized (loss) gain on investments	(319)	(59)	640	250
Foreign currency translation adjustment	31	(32)	—	(36)
Comprehensive loss	$(53,783)	$(41,458)	$(152,212)	$(150,729)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(152,852)	$(150,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	730
Net amortization of premiums and discounts on investments	710	(1,242)
Amortization of debt discount and issuance costs	5,945	5,298
Stock-based compensation expense	18,093	11,742
Changes in operating assets and liabilities:
Accounts receivable	(3,200)	(7,928)
Inventory	(1,665)	(100)
Prepaid expenses and other current assets	(953)	1,108
Operating lease right-of-use assets	924	807
Accounts payable	1,437	(1,215)
Accrued expenses and other liabilities	6,686	569
Deferred revenue	(4,236)	(9,362)
Operating lease liabilities	(1,204)	(797)
Net cash used in operating activities	(129,600)	(151,333)
Investing activities
Purchases of property and equipment	(26)	(156)
Proceeds from maturities of investments	162,855	202,454
Purchases of investments	(247,911)	(90,329)
Net cash (used in) provided by investing activities	(85,082)	111,969
Financing activities
Proceeds from issuance of common stock, net of issuance costs	161,802	14,563
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	6,313	1,124
Proceeds from deferred royalty obligation, net	—	73,682
Net cash provided by financing activities	168,115	89,369
Effect of exchange rate on cash, cash equivalents and restricted cash	(15)	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,582)	49,979
Cash, cash equivalents and restricted cash at beginning of period	130,689	118,737
Cash, cash equivalents and restricted cash at end of period	$84,107	$168,716
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$82,301	$168,004
Short-term restricted cash	1,088	—
Long-term restricted cash	718	712
Total cash, cash equivalents and restricted cash	$84,107	$168,716
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$11,711
Cash paid for amounts included in the measurement of operating lease liabilities	$2,388	$2,096
Cash paid for interest on deferred royalty obligation	$4,521	$—

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	73,366	$7	$1,101,596	$891	$(972,695)	$129,799
Vesting of restricted stock	10	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	152	—	1,241	—	—	1,241
Stock-based compensation expense	—	—	6,513	—	—	6,513
Unrealized loss on investments	—	—	—	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	31	—	31
Net loss	—	—	—	—	(53,495)	(53,495)
Balance at September 30, 2020	73,528	$7	$1,109,350	$603	$(1,026,190)	$83,770

Balance at June 30, 2019	60,965	$6	$865,726	$61	$(783,324)	$82,469
Vesting of restricted stock	5	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	101	—	577	—	—	577
Issuance of common stock, net of issuance costs	1,634	—	14,563	—	—	14,563
Stock-based compensation expense	—	—	3,719	—	—	3,719
Unrealized loss on investments	—	—	—	(59)	—	(59)
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(41,367)	(41,367)
Balance at September 30, 2019	62,705	$6	$884,585	$(30)	$(824,691)	$59,870

Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	199	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	771	—	6,313	—	—	6,313
Stock-based compensation expense	—	—	18,093	—	—	18,093
Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Unrealized gain on investments	—	—	—	640	—	640
Net loss	—	—	—	—	(152,852)	(152,852)
Balance at September 30, 2020	73,528	$7	$1,109,350	$603	$(1,026,190)	$83,770

Balance at December 31, 2018	60,829	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	10	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	232	—	1,124	—	—	1,124
Issuance of common stock, net of issuance costs	1,634	—	14,563	—	—	14,563
Stock-based compensation expense	—	—	11,742	—	—	11,742
Unrealized gain on investments	—	—	—	250	—	250
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(150,943)	(150,943)
Balance at September 30, 2019	62,705	$6	$884,585	$(30)	$(824,691)	$59,870

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

Karyopharm Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), is a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of novel, first-in-class drugs directed against nuclear export and related targets for the treatment of cancer and other major diseases. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts. Our Selective Inhibitor of Nuclear Export (SINE) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. In July 2019, the U.S. Food and Drug Administration (“FDA”) approved XPOVIO®(selinexor) tablets in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. XPOVIO became commercially available in the U.S. in July 2019. In June 2020, the FDA approved XPOVIO for a second indication to treat adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. We began commercialization of XPOVIO for this indication in June 2020. In addition, in July 2020, the FDA accepted our supplemental new drug application for XPOVIO based on the BOSTON study, which evaluated selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone in patients with multiple myeloma after at least one prior line of therapy. The FDA has assigned an action date of March 19, 2021 under the Prescription Drug User Fee Act and, if approved, we expect to launch the expanded indication immediately thereafter.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2020 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standard

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model, including no separation of an “equity” component to impute a market interest rate, as well as simpler analysis of embedded equity features, and a potentially adverse impact to diluted earnings per share (“EPS”) by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated, simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. As a result, the new standard may affect net income and EPS and, therefore performance measures, whether GAAP or non-GAAP, and increase debt levels, which may impact debt covenant compliance. The new standard is effective for companies that are SEC filers (excluding smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. We are currently evaluating the effects the adoption of ASU 2020-06 will have on our condensed consolidated financial statements and related disclosures.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include (1) eliminating 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2020, 2019 or 2018 and reinstating it for tax years after 2020; (2) allowing NOLs generated in 2020, 2019 or 2018 to be carried back five years; (3) increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2020 and 2019 tax years; (4) allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and (5) allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). We have assessed the impact of these provisions and they are not material to our condensed consolidated financial statements or related disclosures.

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO, which we began shipping to our customers in July 2019. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross product revenue	$25,322	$14,960	$66,440	$14,960
Provision for product revenue	(3,992)	(2,139)	(10,448)	(2,139)
Total product revenue, net	$21,330	$12,821	$55,992	$12,821

As of September 30, 2020 and December 31, 2019, net product revenue of $11.1 million and $7.9 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of September 30, 2020 and December 31, 2019.

4. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and work in process	$1,566	$273
Finished goods	445	73
Total inventory	$2,011	$346

As of September 30, 2020 and December 31, 2019, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred. As of September 30, 2020 and December 31, 2019, we determined that a reserve related to XPOVIO inventory was not required.

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

In April 2020, we terminated our October 2017 license agreement with Ono for the development and commercialization of selinexor and eltanexor for all human oncology indications in Japan, South Korea, Taiwan, Hong Kong, and the countries in the Association of Southeast Asian Nations. Subsequent to termination, all rights to selinexor and eltanexor were returned to us and no further consideration was exchanged between the parties. Accordingly, we recognized $2.2 million in license and other revenue during the nine months ended September 30, 2020, which represented the deferred revenue on the contract as of the date of termination.

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

Based on the conclusions noted, we updated the transaction price, which includes the $1.3 million unrecognized deferred revenue from the $11.7 million upfront payment we received from Antengene under the terms of the Original Antengene Agreement, and the $11.7 million upfront payment we received from Antengene under the terms of the Amended Antengene Agreement, and allocated the total, or $13.0 million, to the remaining performance obligations based on their estimated standalone selling prices as of the effective date of the Amended Antengene Agreement. Since we had already fulfilled all of our promises under the combined performance obligations for selinexor and KPT-9274 as of the effective date of the Amended Antengene Agreement, we recognized a cumulative adjustment to license revenue of $12.7 million during the nine months ended September 30, 2020. For the remaining promises to be fulfilled under the combined performance obligation for eltanexor, we adjusted short-term deferred revenue to $0.3 million as of September 30, 2020. We will recognize such revenue when initial clinical supply of eltanexor is delivered to Antengene, which we expect to be within twelve months from September 30, 2020. For the remaining promises to be fulfilled under the combined performance obligation for verdinexor, none of the transaction price was allocated thereto, as it was assessed as immaterial in comparison to the other combined performance obligations under the Amended Antengene Agreement.

Finally, we also reassessed other promised goods and services within the modified contract, including customer options and material rights, ultimately concluding such promised goods and services continue to be immaterial. The future regulatory and commercial milestones, both of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through September 30, 2020, because the amounts were fully constrained as of September 30, 2020. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside of our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

In summary, we recognized $14.9 million in license and other revenue for the nine months ended September 30, 2020, related to the license agreements with Ono and Antengene described above.

As summarized in the following table, which presents changes in balance sheet accounts for our out-licensing and asset purchase agreements, we recognized $2.3 million under the Original Antengene Agreement and $2.2 million upon termination of the license agreement with Ono during the nine months ended September 30, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	September 30, 2020
Short-term Deferred Revenue
Original Antengene Agreement	$2,341	$—	$(2,341)	$—
Amended Antengene Agreement	—	297	—	297
Total short-term deferred revenue	$2,341	$297	$(2,341)	$297
Long-term Deferred Revenue
Ono	$2,192	$—	$(2,192)	$—
Total long-term deferred revenue	$2,192	$—	$(2,192)	$—
Total deferred revenue	$4,533	$297	$(4,533)	$297

6. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at September 30, 2020 and December 31, 2019.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Our cash equivalents are comprised of money market funds and U.S. government and agency securities. We measure these investments at fair value. The fair value of cash equivalents held in money market funds and U.S. treasury securities is determined based on “Level 1” inputs.

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

The following table presents information about our financial assets and liability that have been measured at fair value at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$29,555	$29,555	$—	$—
U.S. government and agency securities	8,998	8,998	—	—
Investments:
Short-term:
Corporate debt securities	134,750	—	134,750	—
Commercial paper	42,974	—	42,974	—
U.S. government and agency securities	3,019	—	3,019	—
Long-term:
Corporate debt securities (one to two-year maturity)	38,467	—	38,467	—
U.S. government and agency securities (one to two-year maturity)	904	—	904	—
	$258,667	$38,553	$220,114	$—
Financial liability
Embedded derivative liability	$2,300	$—	$—	$2,300

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

7. Investments

The following table summarizes our investments in corporate debt securities, commercial paper, and U.S. government and agency securities, classified as available-for-sale, as of September 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$134,394	$371	$(15)	$134,750
Commercial paper	42,969	6	(1)	42,974
U.S. government and agency securities	3,014	5	—	3,019
Long-term:
Corporate debt securities (one to two-year maturity)	38,207	277	(17)	38,467
U.S. government and agency securities (one to two-year maturity)	898	6	—	904
	$219,482	$665	$(33)	$220,114

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at September 30, 2020 and December 31, 2019 were attributable to changes in interest rates and we do not believe any unrealized losses represent credit losses.

We held 27 commercial paper and corporate debt securities at both September 30, 2020 and December 31, 2019, that were in an unrealized loss position. The following table summarizes these available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$11,987	$(1)	$—	$—	$11,987	$(1)
Corporate debt securities	50,709	(32)	—	—	50,709	(32)
Total	$62,696	$(33)	$—	$—	$62,696	$(33)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of September 30,
	2020	2019
Outstanding stock options	11,180	10,211
Unvested restricted stock units	1,631	835

We have the option to settle the conversion obligation for our 3.00% convertible senior notes issued October 2018, and due 2025, in cash, shares or any combination of the two. As such notes were not convertible as of September 30, 2020, they are not participating securities and do not have an impact on the calculation of basic loss per share. Based on our net loss position, there was no impact to the calculation of dilutive loss per share during the three and nine months ended September 30, 2020 and 2019.

9. Stock-based Compensation

The following table summarizes stock-based compensation expenses included in operating expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$29	$27	$91	$27
Research and development	2,687	1,593	7,668	4,785
Selling, general and administrative	3,797	2,099	10,334	6,930
Total stock-based compensation	$6,513	$3,719	$18,093	$11,742

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

We did not sell Open Market Shares under the Open Market Sale Agreement during the three and nine months ended September 30, 2020. We sold an aggregate of 1.6 million Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $14.6 million, during the three and nine months ended September 30, 2019.

11. Long-Term Obligations

3.00% Convertible Senior Notes due 2025

In October 2018, we issued $172.5 million aggregate principal amount of convertible senior notes due 2025 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to our ability to settle the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital, and $3.4 million was allocated to the Liability Component and recorded as a reduction of the Notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.

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

As of September 30, 2020, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balances of the Notes as of September 30, 2020 consisted of the following (in thousands):

Outstanding Balances
Liability component:
Principal	$172,500
Less: debt discount and issuance costs, net	(56,698)
Net carrying amount	$115,802
Equity component:	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of September 30, 2020 was approximately $206.4 million.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,293	$1,300	$3,881	$3,882
Amortization of debt discount	1,929	1,703	5,661	5,045
Amortization of debt issuance costs	97	86	284	253
Total interest expense	$3,319	$3,089	$9,826	$9,180

Future minimum payments on the Notes as of September 30, 2020 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$2,588
2021	5,175
2022	5,175
2023	5,175
2024 and thereafter	182,850
Total minimum payments	$200,963
Less: interest	(28,463)
Less: unamortized discount	(56,698)
Convertible senior notes	$115,802

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we shall pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received. As of September 30, 2020, we have made $4.6 million in payments to HCR.

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

The effective interest rate as of September 30, 2020 was approximately 18.1%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million in the quarter ended September 30, 2019. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation, as presented on our condensed consolidated balance sheet, approximates fair value at September 30, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “Summary of Significant Accounting Policies” and Note 15, “Long-Term Obligations” to our Consolidated Financial Statements contained in Item 8 of our Annual Report.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to successfully commercialize XPOVIO® (selinexor) tablets; the impact of the ongoing COVID-19 pandemic on our business, including decreasing sales of XPOVIO, interrupting or delaying research and development efforts, impacting the ability to procure sufficient supply for the development and commercialization of selinexor or other product candidates, delaying ongoing or planned clinical trials, impeding the execution of business plans, planned regulatory milestones and timelines, or inconveniencing patients; the adoption of XPOVIO in the commercial marketplace; adverse results in our drug discovery and clinical development activities; decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our drug candidates; our ability to raise additional capital to support our clinical development program and other operations; our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates; our ability to obtain, maintain and enforce our intellectual property rights; the outcome of research and development activities and the fact that the preclinical and clinical testing of our compounds may not be predictive of the success of later clinical trials; our reliance on third-parties; competitive developments; the effect of current and future legislation and regulation and regulatory actions; as well as other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2020, and other filings with the SEC.

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of novel, first-in-class drugs directed against nuclear transport and related targets for the treatment of cancer and other major diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (SINE) compounds that inhibit the nuclear export protein exportin 1, or XPO1. These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of high unmet medical need diseases. Our SINE compounds were the first oral XPO1 inhibitors in clinical development and to receive marketing approval in the U.S. In July 2019, our lead asset, XPOVIO, received marketing approval by the FDA in combination with dexamethasone to treat adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, or PIs, at least two immunomodulatory agents, or IMiDs, and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory myeloma. This indication was approved under the FDA’s Accelerated Approval Program based on response rate and was supported by data from the STORM (Selinexor Treatment of Refractory Myeloma) study. In addition to the FDA approval of our first New Drug Application, or NDA, we also filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in January 2019, based on the STORM data, as discussed in more detail below. Continued approval in the U.S. for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. The FDA has agreed that the randomized Phase 3 BOSTON (Bortezomib, Selinexor and Dexamethasone) study evaluating selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone in patients with multiple myeloma after at least one prior line of therapy could serve as the confirmatory trial based on the positive top-line data announced in March 2020. In July 2020, the FDA accepted our supplemental new drug application, or sNDA, for XPOVIO, based on the BOSTON study, to treat patients with multiple myeloma after at least one prior line of therapy. The FDA has assigned an action date of March 19, 2021 under the Prescription Drug User Fee Act, or PDUFA, and, if approved, we expect to launch the expanded indication immediately thereafter.

In June 2020, XPOVIO was approved by the FDA for a second indication to treat adult patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. We began commercialization of this indication in June 2020. This indication was approved under the FDA’s Accelerated Approval Program based on response rate and was supported by data from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. The FDA has agreed that the XPORT-DLBCL-030 study could serve as the confirmatory trial for evaluating selinexor in DLBCL. This trial will assess the effect of selinexor or placebo added to a standard backbone immunochemotherapy of rituximab-gemcitabine-dexamethasone-platinum, or R-GDP, in patients with one to two prior treatments for DLBCL. Selinexor has received orphan drug designation from the FDA for the DLBCL indication. We expect that the XPORT-DLBCL-030 study will begin by the end of 2020. With respect to an MAA submission to the EMA for DLBCL based on the SADAL study, we are continuing to evaluate the optimal regulatory and access strategy.

Our focus is on marketing XPOVIO in its currently approved indications as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical needs. We plan to conduct additional clinical trials and seek additional approvals for the use of selinexor in combination with other oncology therapies to expand the patient populations that are eligible to be treated with selinexor. Thus, we are currently advancing the clinical development of selinexor in multiple hematological malignancies and solid tumor indications. Ongoing clinical trials evaluating selinexor include the Phase 1b/2 STOMP (Selinexor and Backbone Treatments of Multiple Myeloma Patients) study in combination with standard therapies in multiple myeloma, the randomized Phase 2/3 SEAL (Selinexor in Advanced Liposarcoma) study evaluating single agent selinexor versus placebo in patients with previously treated, advanced unresectable dedifferentiated liposarcoma following at least two prior therapies, and the randomized Phase 3 SIENDO (Selinexor/Placebo After Combination Chemotherapy In Patients with Advanced or Recurrent ENDOmetrial Cancer) study evaluating selinexor as maintenance therapy in endometrial cancer.

On November 2, 2020, we announced positive top-line results from the Phase 3 portion of the randomized, double blind, placebo controlled, cross-over, SEAL study. The SEAL study met its primary endpoint of a statistically significant increase in progression-free survival (hazard ratio=0.70; p=0.023). These data indicate that treatment with XPOVIO reduced the risk of disease progression or death by approximately 30%, compared to placebo. The trial allowed patients on placebo with objective progression to cross over to the XPOVIO treatment arm. Among those patients who received XPOVIO, there was a trend towards an improvement in the median overall survival compared to those patients who began on the placebo arm of the study and never crossed over to the XPOVIO treatment arm of the study. The safety profile for XPOVIO was consistent with previous clinical studies with fewer hematologic and infectious adverse events as compared to XPOVIO studies in patients with multiple myeloma and DLBCL. We expect to submit an NDA in the first quarter of 2021 requesting FDA approval of XPOVIO to treat the patient population studied in SEAL.

In April 2020, we initiated a global randomized Phase 2 clinical trial for low dose oral selinexor in hospitalized patients with severe COVID-19, or XPORT-CoV-1001. While the results of this study demonstrated encouraging anti-viral and anti-inflammatory activity in an important subset of treated patients, the interim analysis indicated that the trial was unlikely to meet its pre-specified primary endpoint across the entire patient population studied, and the trial was discontinued. Although the FDA’s opinion was that the benefit-risk ratio was not favorable in the heterogenous patient population evaluated in XPORT-CoV-1001, which evaluated selinexor versus placebo in hospitalized patients with COVID-19 and included patients with more severe disease, we remain encouraged by the potential mechanistic activity of XPO1 inhibition and believe that these results warrant additional research of XPO1 inhibitors in COVID-19 and other infectious diseases.

In June 2020, the first patient was dosed in a Phase 1/2 clinical study evaluating oral selinexor in combination with standard of care therapy in patients with newly diagnosed or recurrent glioblastoma, or GBM. This global study is expected to enroll approximately 400 patients at clinical sites in the U.S., Europe, and Israel. The randomized, multi-center, Phase 1/2 study is expected to be conducted in two phases: a Phase 1 dose finding study followed by a Phase 2 randomized efficacy exploration study, designed to independently evaluate three different combination regimens in three treatment arms in patients with newly diagnosed GBM (Arms A and B) or with recurrent GBM (Arm C). Arms A and B will investigate selinexor in combination with radiation therapy with or without the addition of temozolomide, while Arm C will evaluate the combination of selinexor and lomustine. The primary endpoint of the Phase I study is to establish the maximum tolerated dose, and the primary endpoint of the Phase 2 study is progression-free survival in patients with newly diagnosed GBM and overall survival in patients with recurrent GBM.

In addition to selinexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compounds eltanexor and verdinexor, as well as our oral dual PAK4/NAMPT inhibitor, KPT-9274. We began clinical testing of eltanexor, a second-generation SINE compound, in late 2015. Our clinical development program for eltanexor includes myelodysplastic syndrome, or MDS, colorectal cancer and metastatic castration-resistant prostate cancer. Based on clinical results to date and resource prioritization, we are continuing to focus on the development of eltanexor in MDS. In August 2020, safety and efficacy results from a Phase 2 study of selinexor in patients with MDS or oligoblastic acute myeloid leukemia refractory to hypomethylating agents were published in The Lancet Haematology. Currently, no standard therapy for such patients exists. In the 23 evaluable patients, the overall response rate was 26% (95% CI 10 - 48) in six patients with marrow complete remission, with an additional 12 patients (52%, 95% CI 31 - 73) achieving stable disease. The most common grade 3 or 4 adverse events were thrombocytopenia (eight, or 32%, of 25 patients) and hyponatraemia (five, or 20%, of 25 patients). There were no drug-related serious adverse events and no treatment-related deaths. In addition, we have been evaluating KPT-9274 in patients with hematologic or solid tumors since 2016 and in July 2020, dosed the first patient in a Phase 1/2 clinical study of KPT-9274 in combination with an anti-PD1 monoclonal antibody. Finally, verdinexor is our lead compound that is being evaluated as a potential therapy for viral, rare disease and autoimmune indications in humans and by a collaborator as a potential therapy for cancers in companion animals.

In May 2020, we agreed with Antengene Therapeutics Limited, or Antengene, to an expansion of their development and commercial rights to our compounds in parts of Asia, Australia and New Zealand by entering into an amendment to the May 2018 license agreement between us and Antengene, or the Original Antengene Agreement, and as amended, the Amended Antengene Agreement. We granted Antengene, our existing partner in China and other regions in Asia, the exclusive right to develop and commercialize selinexor and eltanexor in all human oncology indications in the following geographies comprising the Antengene Territory: Australia, New Zealand, South Korea, Taiwan, Hong Kong and the countries in the Association of Southeast Asian Nations, which are currently comprised of Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam. The Amended Antengene Agreement also includes the development and commercialization of KPT-9274 in all human oncology indications and verdinexor in human non-oncology indications in Australia and New Zealand. Under the terms of the Amended Antengene Agreement, we received a one-time upfront payment of $11.7 million from Antengene in June 2020. We are also eligible to receive additional payments if certain future prespecified development, regulatory and commercialization milestones are achieved by Antengene. In addition, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory. Certain countries in the Antengene Territory became available due to the reacquisition of exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd. in April 2020.

As of September 30, 2020, we had an accumulated deficit of $1.0 billion. We had net losses of $152.9 million and $150.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we have generated $86.5 million to date in net product sales from XPOVIO, which first became commercially available in the U.S. in July 2019.

Commercialization of XPOVIO in the United States

The commercialization of XPOVIO, for both the multiple myeloma and the DLBCL indications, is being supported by approximately 70 sales representatives and nurse liaisons as well as KaryForwardTM, an extensive patient and healthcare provider support program. Our commercial efforts are also being supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.

As of September 30, 2020, nearly 4,200 XPOVIO prescriptions have been filled since launch, driven by strong demand from both academic and community-based physicians. Net product sales for XPOVIO were $56.0 million and $12.8 million for the nine months ended September 30, 2020 and 2019, respectively.

We plan to continue to build upon XPOVIO’s early commercial success in the late-line relapsed or refractory multiple myeloma market by continuing to educate physicians, healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action. Based on the positive results from the BOSTON trial, which we announced in early March 2020, our commercial team is preparing for XPOVIO’s potential expansion into the second line multiple myeloma market, subject to the FDA’s review and approval of our sNDA based on the data from the BOSTON trial, which has been assigned a March 19, 2021 PDUFA date.

Commercialization Outside of the United States

In January 2019, based on the results of the Phase 2b STORM study, we submitted an MAA to the EMA requesting conditional approval for selinexor in combination with dexamethasone as a treatment for patients with triple class refractory multiple myeloma, meaning patients who have received at least three prior therapies and whose disease is refractory to at least one PI, one IMiD, and one anti-CD38 monoclonal antibody. In 2019, we received feedback from EMA’s Committee for Medicinal Products for Human Use, or CHMP, including an integrated inspection report, based on site audits and a sponsor inspection. In January 2020, we were granted a three-month extension from CHMP to provide additional time to respond to the CHMP’s outstanding questions related to the application. In September 2020, we submitted our responses following an additional extension of time due to the impact of the COVID-19 pandemic. In October 2020, we received a further updated list of outstanding issues, or LOI, from CHMP summarizing the remaining topics for us to address and indicating that, as part of its assessment of the safety and efficacy of selinexor based on the STORM study, the CHMP intends to consult its Scientific Advisory Group for additional advice in the fourth quarter of 2020. The LOI indicates that the CHMP is continuing to assess the Independent Review Committee’s adjudicated responses from the STORM study and asks us to justify the positive benefit-risk in the intended indication, which CHMP has also requested that we update to be more closely aligned with the patient population evaluated in the STORM study. The LOI further requests that we demonstrate that selinexor provides an advantage over approved therapies in the relevant indication and that we provide a summary of top-line data from the BOSTON study and the context of such data for the current application. We are currently in the process of preparing responses to the LOI, and we continue to expect to receive an opinion from CHMP with respect to this MAA before the end of 2020. In addition, contingent upon and following receipt of CHMP’s opinion, we plan to submit an MAA before the end of 2020 with a request for conditional approval of selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone in patients with multiple myeloma after at least one prior line of therapy based on data from our BOSTON study.

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

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have and may continue to experience disruptions in the future that could impact our results of operations and financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the geographic spread of the pandemic, the severity of the virus, the duration of the outbreak, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Product revenue, net	$21,330	$12,821	$8,509	66%
License and other revenue	3	328	(325)	(99)%
Operating expenses:
Cost of sales	438	1,013	(575)	(57)%
Research and development	37,037	26,270	10,767	41%
Selling, general and administrative	30,967	25,267	5,700	23%
Loss from operations	(47,109)	(39,401)	(7,708)	20%
Other expense, net	(6,342)	(1,946)	(4,396)	226%
Loss before income taxes	(53,451)	(41,347)	(12,104)	29%
Income tax provision	(44)	(20)	(24)	120%
Net loss	$(53,495)	$(41,367)	$(12,128)	29%

Product revenue, net. We recognized $21.3 million and $12.8 million of net product revenue in the three months ended September 30, 2020 and 2019, respectively, from U.S. commercial sales of XPOVIO. We began to record net product revenue in the third quarter of 2019 following the July 2019 FDA approval of XPOVIO and its subsequent commercial launch in the U.S.

License and other revenue. We recognized an insignificant amount of license and other revenue for the three months ended September 30, 2020 and $0.3 million of license and other revenue for the three months ended September 30, 2019. We expect license and other revenue to increase slightly in the fourth quarter.

Cost of sales. Cost of sales includes the cost of producing and distributing inventories that are related to U.S. XPOVIO product revenue during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation was that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the three months ended September 30, 2020 and 2019, we recorded $0.4 million and $1.0 million, respectively, of cost of sales, including $0.1 million and $0.7 million, respectively, related to royalties. The cost of sales during the three months ended September 30, 2020 and 2019 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At September 30, 2020, we had $2.1 million of this previously expensed XPOVIO and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time.

We expect cost of sales to remain relatively consistent in the fourth quarter compared to the third quarter.

Research and development expense. Research and development expense increased approximately $10.7 million to $37.0 million for the three months ended September 30, 2020 from approximately $26.3 million for the three months ended September 30, 2019. The increase was primarily related to:

•	an increase of $7.0 million in clinical trial costs, primarily related to COVID-19 trial activity as well as continued activity in our ongoing clinical trials;
•	an increase of $3.4 million in personnel costs, primarily related to an increase in headcount; and
•	an increase of $0.9 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $0.6 million in travel, consulting and professional costs.

We expect our research and development expense to remain relatively consistent in the fourth quarter when compared to the third quarter, with possible fluctuation due to timing of clinical trial study starts and related clinical trial enrollment.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $5.7 million to $31.0 million for the three months ended September 30, 2020 from approximately $25.3 million for the three months ended September 30, 2019. The increase was primarily related to:

•	an increase of $3.9 million in personnel costs, primarily related to an increase in headcount;
•	an increase of $2.8 million in commercial-related activities; and
•	an increase of $0.1 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $1.1 million in travel, consulting and professional costs.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter when compared to the third quarter as a result of decreased travel and corporate events due to COVID-19 impacts, offset by costs expected to be incurred in anticipation of the launch, if approved, of the expanded indication for XPOVIO, based on the BOSTON study, to treat patients with multiple myeloma after at least one prior line of therapy.

Other expense, net. Other expense, net increased from $1.9 million for the three months ended September 30, 2019 to $6.3 million for the three months ended September 30, 2020. The net increase of approximately $4.4 million was primarily due to an increase in interest expense of $3.7 million, coupled with a decrease in interest income of $0.5 million. Of the $3.7 million increase in interest expense, $3.4 million was related to our Revenue Interest Financing Agreement, or deferred royalty obligation, and $0.3 million was related to our 3.00% senior convertible notes due 2025, or Notes.

We expect interest expense to increase slightly in the fourth quarter when compared to the third quarter, related to the imputed interest on our deferred royalty obligation.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Product revenue, net	$55,992	$12,821	$43,171	337%
License and other revenue	16,993	9,976	7,017	70%
Operating expenses:
Cost of sales	1,653	1,013	640	63%
Research and development	113,628	90,761	22,867	25%
Selling, general and administrative	92,488	77,032	15,456	20%
Loss from operations	(134,784)	(146,009)	11,225	(8)%
Other expense, net	(17,821)	(4,896)	(12,925)	264%
Loss before income taxes	(152,605)	(150,905)	(1,700)	1%
Income tax provision	(247)	(38)	(209)	550%
Net loss	$(152,852)	$(150,943)	$(1,909)	1%

Product revenue, net. We recognized $56.0 million and $12.8 million of net product revenue in the nine months ended September 30, 2020 and 2019, respectively, from U.S. commercial sales of XPOVIO. We began to record net product revenue in the third quarter of 2019 following the 2019 FDA approval of XPOVIO and its subsequent commercial launch in the U.S. We did not generate any revenue from product sales prior to July 2019.

License and other revenue. License and other revenue for the nine months ended September 30, 2020 was $17.0 million compared to $10.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we recognized $13.8 million pursuant to the Antengene Agreement, $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono, and $1.0 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement. During the nine months ended September 30, 2019, we recognized $9.4 million in revenue pursuant to the Original Antengene Agreement, $0.2 million in revenue for clinical supply provided to various partners, and $0.3 million in grant revenue pursuant to a government grant arrangement.

Cost of sales. During the nine months ended September 30, 2020 and 2019,  we recorded $1.7 million and $1.0 million, respectively, of cost of sales, including $1.0 million and $0.7 million, respectively, related to royalties.

Research and development expense. Research and development expense increased approximately $22.8 million to $113.6 million for the nine months ended September 30, 2020 from approximately $90.8 million for the nine months ended September 30, 2019. The increase was primarily related to:

•	an increase of $12.7 million in clinical trial costs, primarily related to COVID-19 trial activity as well as continued activity in our ongoing clinical trials;
•	an increase of $9.5 million in personnel costs, primarily related to an increase in headcount; and
•	an increase of $2.6 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $2.0 million in travel, consulting and professional costs.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $15.5 million to $92.5 million for the nine months ended September 30, 2020 from approximately $77.0 million for the nine months ended September 30, 2019. The increase was primarily related to:

•	an increase of $10.3 million in commercial-related activities;
•	an increase of $8.2 million in personnel costs, primarily related to an increase in headcount; and
•	an increase of $0.5 million in facility and IT infrastructure costs; partially offset by
•	a decrease of $3.5 million in travel, consulting and professional costs.

Other expense, net. Other expense, net increased from $4.9 million for the nine months ended September 30, 2019 to $17.8 million for the nine months ended September 30, 2020. The increase of approximately $12.9 million was primarily due to an increase in interest expense of $10.9 million, coupled with a decrease in interest income of $2.0 million. $10.2 million of the increase in interest expense was related to our deferred royalty obligation and $0.7 million of the increase was attributable to our Notes.

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

At September 30, 2020, our principal source of liquidity was $302.4 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $152.9 million for the nine months ended September 30, 2020. Net cash used in operations for the nine months ended September 30, 2020 was $129.6 million. We expect that our cash, cash equivalents and investments at September 30, 2020 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018, or the Open Market Sale Agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. We did not sell any shares under the Open Market Sale Agreement during the third quarter of 2020. As of October 30, 2020, we have sold an aggregate of 3,712,359 shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million, all of which were sold in 2019.

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

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(129,600)	$(151,333)
Net cash (used in) provided by investing activities	(85,082)	111,969
Net cash provided by financing activities	168,115	89,369
Effect of exchange rate changes	(15)	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,582)	$49,979

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by our decreased loss from operations during that period.

Investing activities. The net cash (used in) provided by investing activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily reflects a $157.6 million increase in the purchases of investments, coupled with a $39.6 million decrease in proceeds from the maturities of investments.

Financing activities. The net cash provided by financing activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, reflects an increase of $78.7 million. The increase was primarily related to the net cash proceeds of $161.8 million from the sale of shares of our common stock from the follow-on offering under our shelf registration statement on Form S-3 during the first quarter of 2020, coupled with a $5.2 million increase in proceeds from the exercise of stock options and shares issued under our Employee Stock Purchase Program in the first nine months of 2020 compared to the first nine months of 2019, partially offset by the $73.7 million net proceeds received in the third quarter of 2019 from the execution of our deferred royalty obligation in the third quarter of 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $302.4 million as of September 30, 2020. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have been named as a defendant in a securities class action litigation filed on July 23, 2019, in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant (“Plaintiff”), who filed an amended complaint on June 29, 2020. The amended complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We moved to dismiss the complaint on July 31, 2020 and concluded related briefing in September 2020. Before the court ruled on this motion to dismiss, Plaintiff filed a second amended complaint. We moved to dismiss the second amended complaint on November 2, 2020. We intend to defend vigorously against this litigation.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the U.S. Securities and Exchange Commission, or SEC, in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

•	delays or difficulties in enrolling patients in our clinical trials, including our SIENDO and STOMP trials;
•	delays or difficulties in initiating new clinical studies, including clinical site initiation and difficulties in recruiting clinical site investigators and clinical site staff;
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

•	negative impacts on any or all aspects of our operations due to business disruptions related to COVID-19 at our third-party vendors who we rely upon in the conduct of our business; and

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

Further, our drug candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. For example, on November 2, 2020, we announced top-line data from the Phase 3 portion of the randomized, double blind, placebo controlled, cross-over SEAL study of selinexor versus placebo in advanced unresectable dedifferentiated liposarcoma following at least two prior therapies. Although we believe these data are positive, top-line data includes certain assumptions, estimations, calculations and conclusions as part of our analyses of the top-line data and the data remains subject to audit and verification procedures that may cause final data to differ, even materially. If the FDA, or other regulatory authorities, disagree about the overall benefit-risk assessment and data analyses, we may not obtain approval for XPOVIO to treat advanced unresectable dedifferentiated liposarcoma, which could harm our business, financial condition, results of operations and prospects, including our ability to advance our solid tumor programs for selinexor.

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

Finally, independent review committees are typically implemented to adjudicate efficacy outcomes in clinical studies that are intended to support requests for regulatory approval. For example, in our STORM study, the primary endpoint of overall response rate was determined based on efficacy adjudications by an independent review committee, or IRC, comprised of physicians who are expert in treating and evaluating patients with multiple myeloma. While the FDA agreed with the assessments of the IRC for the STORM study in conducting its review of those data, we cannot be certain that the European Union and other regulatory authorities will agree with the assessments of the IRC for STORM or any other study for which we may submit data to support a request for regulatory approval.

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

As we seek to advance our clinical programs, we remain in close contact with our contract research organizations, clinical sites and suppliers to attempt to assess the impacts that the COVID-19 pandemic has had and may continue to have on our clinical trials, current timelines and costs and to consider whether we can implement appropriate mitigating measures to help to lessen such impacts. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, supply study drug and report trial results. To date, we have incurred delays in enrollment for our SEAL, SIENDO and STOMP clinical trials. In addition, we have and may continue to experience delays in certain regulatory filings, which may impact our approval timelines, such as the EMA review of our MAA for selinexor in multiple myeloma based on the results on the STORM study and any resulting impact to the timing of our expected submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA submission. Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

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

•	severity of the disease under investigation;
•	availability and efficacy of approved drugs for the disease under investigation;
•	patient eligibility criteria for the study in question;
•	competing drugs in clinical development;

•	actual or perceived risks and benefits of the drug candidate under study;
•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	external negative impacts to our efforts to facilitate timely enrollment in clinical trials, such as the ongoing governmental “stay at home” or “safer at home” orders related to the COVID-19 pandemic;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

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

Four of our drug candidates are in clinical development for the treatment of human diseases. Their risk of failure is high. If our current or future indications of XPOVIO or any of our drug candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon their development or limit development or marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Adverse events, or AEs, in our clinical trials to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO were gastrointestinal, such as nausea, anorexia, diarrhea, vomiting, cytopenias, hyponatremia, constitutional symptoms of anorexia/weight loss, fatigue and neurological adverse reactions, including dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, included thrombocytopenia, or low count of platelets in the blood, and neutropenia, or low neutrophil counts. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs. For example, among the 202 patients enrolled in Parts 1 and 2 of the STORM study who were treated with selinexor in combination with dexamethasone, the most common AEs (incidence ≥20%) were thrombocytopenia, fatigue, nausea, anemia, decreased appetite, decreased weight, diarrhea, vomiting, hyponatremia, neutropenia, leukopenia, constipation, dyspnea, and upper respiratory tract infections. The treatment discontinuation rate in the STORM study due to AEs was 27%; 53% of patients had a reduction in the selinexor dose, and 65.3% had the dose of selinexor interrupted. In this group of patients, the most frequent AEs requiring permanent discontinuation in 4% or greater of patients who received selinexor included fatigue, nausea, and thrombocytopenia. Similarly, in the SADAL study, among the 134 patients included in the safety analysis, the most common AEs (incidence ≥20%) in patients with DLBCL were fatigue, nausea, diarrhea, appetite decrease, weight decrease, constipation, vomiting, and pyrexia. Grade 3-4 laboratory abnormalities (≥15%) were thrombocytopenia, lymphopenia, neutropenia, anemia, and hyponatremia. The treatment discontinuation rate in the SADAL study due to AEs was 17%; 49% of patients had a reduction in the selinexor dose, and 61% had the dose of selinexor interrupted. Some patients across our clinical trials have experienced serious adverse events, or SAEs, deemed by us and the clinical investigator to be related to selinexor. SAEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

XPOVIO or any of our drug candidates that receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

Since inception, we have incurred significant operating losses. Our net loss was $152.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $1.0 billion. With the launch of our first FDA-approved product, XPOVIO, in July 2019, we have had limited revenues to date from product sales and have historically financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. We have and continue to devote substantially all of our efforts to research and development, including preclinical studies and clinical trials, pursuing regulatory approvals and engaging in activities to commercially support XPOVIO in its two FDA-approved indications. Other than the FDA’s two accelerated approvals of XPOVIO, our lead drug, oral selinexor (for indications not yet approved), as well as eltanexor, verdinexor, and KPT-9274, are in clinical development. Although we expect to continue to generate revenue from sales of XPOVIO, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic. If the equity and credit markets continue to deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable drugs or drug candidates;

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis, or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities.

Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization of our drugs or drug candidates. For example, as a result of the COVID-19 pandemic, our suppliers and contract manufacturers could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions or could incur increased costs associated with ensuring the safety and health of their personnel. If our suppliers or contract manufacturers are so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates or drugs, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the U.S. or in other countries until we or any of our collaborators receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the U.S. In July 2019 and June 2020, the FDA approved XPOVIO in the multiple myeloma indication and the DLBCL indication, respectively. Continued approval for these indications may be contingent upon verification and description of clinical benefit in one or more confirmatory trials. For example, the FDA has agreed that the randomized Phase 3 BOSTON study evaluating selinexor in combination with Velcade® (bortezomib) and low-dose dexamethasone and the XPORT-DLBCL-030 study could serve as the confirmatory trials for the multiple myeloma and DLBCL indications, respectively. The BOSTON and XPORT-DLBCL-030 studies are post-marketing requirements for continued marketing authorization under the FDA’s Accelerated Approval program issued by the FDA in July 2019 and June 2020, respectively, for XPOVIO based on the results of the STORM study and SADAL study, respectively. If the FDA does not approve our supplemental New Drug Application, or sNDA, submission based on the data from the BOSTON study, we will suffer substantial harm, including potential loss of the accelerated approval for XPOVIO based on the results of the STORM and SADAL studies.

In addition, in January 2019, we submitted an MAA to the EMA with a request for conditional approval of selinexor as a treatment for patients with heavily pretreated multiple myeloma based on the results of the STORM study. During March 2019, the EMA had inspectors conduct a Good Clinical Practices, or GCP, inspection at our headquarters, which was also attended by the FDA, as well as inspections of two clinical sites that participated in Part 2 of the STORM study. While we did not receive any findings from the FDA, in May 2019, the EMA inspectors provided us a written inspection report seeking our responses to various questions and findings. We promptly addressed the questions and findings in the inspection report and submitted proposals to the EMA’s Committee for Medicinal Products for Human Use, or CHMP. In September 2019, we received the Day 180 List of Outstanding Issues from CHMP, which identified two issues requiring resolution. First, CHMP requested that we reconfirm the IRC adjudicated response rate to justify a positive benefit-risk assessment and, second, CHMP requested that we address the findings from the GCP inspection and our corrective measures taken to justify that the clinical trial data are of sufficient quality to support a benefit-risk assessment. In January 2020, we were granted a three-month extension to respond to the CHMP’s outstanding questions related to the application. In September 2020, we submitted our responses following an additional extension of time due to the impact of the COVID-19 pandemic. In October 2020, we received a further updated list of outstanding issues, or LOI, from CHMP summarizing the remaining topics for us to address and indicating that, as part of its assessment of the safety and efficacy of selinexor based on the STORM study, the CHMP intends to consult its Scientific Advisory Group for additional advice in the fourth quarter of 2020. The LOI indicates that the CHMP is continuing to assess the IRC’s adjudicated responses from the STORM study and asks us to justify the positive benefit-risk in the intended indication, which CHMP has also requested that we update to be more closely aligned with the patient population evaluated in the STORM study. The LOI further requests that we demonstrate that selinexor provides an advantage over approved therapies in the relevant indication and that we provide a summary of top-line data from the BOSTON study and the context of such data for the current application. We are currently in the process of preparing responses to the LOI; however, the CHMP may not be satisfied by our responses, might disagree with our responses or might request additional information, which may delay an opinion from the CHMP or result in a negative opinion by the CHMP, and ultimately the EMA, for selinexor in this indication.

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

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of XPOVIO for the multiple myeloma indication, we are required to (i) complete and submit a final report with full datasets from the BOSTON study following completion of the study, (ii) conduct a randomized Phase 2 clinical trial of selinexor plus dexamethasone with three doses of selinexor including the approved dose of 80 mg on days one and three of each week and two doses that are lower than the approved dose, in a similar patient population for which XPOVIO is indicated (which we plan to conduct outside of the U.S.), (iii) conduct a trial with selinexor in patients who have mild, moderate or severe hepatic impairment, and (iv) conduct a drug interaction trial with selinexor in patients to evaluate the effect of co-administration of a strong CYP3A4 inhibitor on the pharmacokinetics of selinexor. As a condition of the accelerated approval of XPOVIO for the DLBCL indication, we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled Phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized Phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget in February 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. More recently, on October 9, 2019, President Trump issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”). The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18,

2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis, but, on March 3, 2020, the Court agreed to hear the case. Subsequently, on June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument before the Supreme Court is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second executive order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, in July 2018 following a federal district court decision from New Mexico, the Trump Administration announced that it would be freezing payments to insurers under the ACA to cover sicker patients until it or Congress can address the appropriate methodology for calculating and making such payments. It remains to be seen how this action will affect the implementation of the ACA.

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

On July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries. The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA-approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the U.S. and then exported for international sale. This action follows the publication of a proposed rulemaking on December 23, 2020, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to “lower the patient's out-of-pocket costs” and “permit the use of certain bona fide PBM service fees”. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects. Finally, and more recently, President Trump issued a fifth order, which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is intended to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the U.S.

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

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:

•

Anti-Kickback Statute - the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

False Claims Act - the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,665 and a maximum of $23,331 per false claim;

•

HIPAA - the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•	Transparency Requirements - federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•

Analogous State and Foreign Laws - analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are generally broad and are enforced by many different federal and state agencies as well as through private actions.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary drug candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel drug candidates and other discoveries that are important to our business. As of October 15, 2020, 79 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 16 patents were in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key drug candidates or other discoveries or drug candidates.

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

As of October 15, 2020, we have trademark registrations in the U.S. for our name and logo, and a combination of the two, XPOVIO, and PORE for our online portal. We also have pending applications in the U.S. to register two additional drug names (currently refused), and KARYFORWARD and a KARYFORWARD logo for our financial aid and charitable services. Outside the U.S., XPOVIO is registered or pending in forty-five additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As of October 15, 2020, our executive officers, directors and a small number of stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and is likely to be volatile and may fluctuate substantially. For example, since October 15, 2019, our common stock has traded at prices per share as high as $29.61 and as low as $10.12. On October 30, 2020, the closing sale price of our common stock on The Nasdaq Global Select Market was $14.82 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the recent response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Fifth Amendment to Lease, dated as of August 13, 2020, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC.

10.2

Amended and Restated Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020).

10.3

Amended and Restated Letter Agreement, dated as of August 31, 2020, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020).

10.4

Amended and Restated Letter Agreement, dated as of August 31, 2020, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020).

10.5

Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020).

10.6

Transition Agreement, dated as of September 25, 2020, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 25, 2020).

10.7

Consulting Agreement, dated as of September 25, 2020, between the Registrant and Christopher B. Primiano (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on September 25, 2020).

10.8*	Letter Agreement, dated as of October 1, 2020, between the Registrant and Ran Frenkel.

10.9*	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020.

10.10*	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020.

10.11*	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted August 25, 2020.

10.12*	Form of Nonstatutory Stock Option Agreement for Inducement Grants adopted August 25, 2020.

10.13*	2020 Israeli Equity Incentive Sub Plan to the 2013 Stock Incentive Plan.

10.14*	Form of Option Agreement under 2020 Israeli Equity Incentive Sub Plan to the 2013 Stock Incentive Plan.

10.15*	Form of Restricted Stock Unit Agreement under 2020 Israeli Equity Incentive Sub Plan to the 2013 Stock Incentive Plan.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 2, 2020	By:	/s/ MICHAEL KAUFFMAN
Michael Kauffman, M.D., Ph.D.
Chief Executive Officer
(Principal executive officer)

Date: November 2, 2020	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)