Form 10-Q
period 2021-03-31
Karyopharm Therapeutics Inc.
filed 2021-05-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, there were 75,092,567 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$88,471	$85,918
Short-term investments	135,894	163,322
Accounts receivable	17,843	12,881
Inventory	3,114	2,644
Prepaid expenses and other current assets	9,374	9,285
Restricted cash	815	2,481
Total current assets	255,511	276,531
Property and equipment, net	1,984	2,219
Operating lease right-of-use assets	9,020	9,363
Long-term investments	7,676	24,215
Restricted cash	718	722
Total assets	$274,909	$313,050
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,040	$4,450
Accrued expenses	55,611	52,930
Deferred revenue	—	297
Operating lease liabilities	1,997	1,917
Other current liabilities	1,360	609
Total current liabilities	62,008	60,203
Convertible senior notes	168,704	117,928
Deferred royalty obligation	73,088	73,088
Operating lease liabilities, net of current portion	10,749	11,285
Total liabilities	314,549	262,504
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 75,062 and 73,923 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,072,025	1,119,632
Accumulated other comprehensive income	301	518
Accumulated deficit	(1,111,974)	(1,069,611)
Total stockholders’ (deficit) equity	(39,640)	50,546
Total liabilities and stockholders’ equity	$274,909	$313,050

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product revenue, net	$21,731	$16,061
License and other revenue	1,529	2,077
Total revenues	23,260	18,138
Operating expenses:
Cost of sales	933	819
Research and development	37,050	33,997
Selling, general and administrative	37,650	30,678
Total operating expenses	75,633	65,494
Loss from operations	(52,373)	(47,356)
Other income (expense):
Interest income	264	975
Interest expense	(5,095)	(6,509)
Other (expense) income, net	(61)	25
Total other expense, net	(4,892)	(5,509)
Loss before income taxes	(57,265)	(52,865)
Income tax provision	(149)	(66)
Net loss	$(57,414)	$(52,931)
Net loss per share—basic and diluted	$(0.77)	$(0.78)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	74,517	67,627

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(57,414)	$(52,931)
Other comprehensive loss
Unrealized loss on investments	(132)	(314)
Foreign currency translation adjustment	(85)	(69)
Comprehensive loss	$(57,631)	$(53,314)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(57,414)	$(52,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	242
Net amortization of premiums and discounts on investments	664	12
Amortization of debt discount and issuance costs	191	1,912
Stock-based compensation expense	7,359	5,152
Realized and unrealized gains on marketable equity securities	(14)	—
Inventory obsolescence charge	82	—
Changes in operating assets and liabilities:
Accounts receivable	(4,962)	(1,419)
Inventory	(552)	(624)
Prepaid expenses and other current assets	(89)	(268)
Operating lease right-of-use assets	343	297
Accounts payable	(1,410)	711
Accrued expenses and other liabilities	3,432	3,350
Deferred revenue	(297)	(1,054)
Operating lease liabilities	(456)	(391)
Net cash used in operating activities	(52,888)	(45,011)
Investing activities
Purchases of property and equipment	—	(10)
Proceeds from maturities of investments	68,950	47,413
Purchases of investments	(25,764)	(93,882)
Net cash provided by (used in) investing activities	43,186	(46,479)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,903	162,096
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	773	2,733
Net cash provided by financing activities	10,676	164,829
Effect of exchange rate on cash, cash equivalents and restricted cash	(91)	(80)
Net increase in cash, cash equivalents and restricted cash	883	73,259
Cash, cash equivalents and restricted cash at beginning of period	89,121	130,689
Cash, cash equivalents and restricted cash at end of period	$90,004	$203,948
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$88,471	$202,247
Short-term restricted cash	815	987
Long-term restricted cash	718	714
Total cash, cash equivalents and restricted cash	$90,004	$203,948
Supplemental disclosures:
Deferred financing costs in accrued expenses	$—	$294
Cash paid for amounts included in the measurement of operating lease liabilities	$815	$796
Cash paid for interest on deferred royalty obligation	$2,457	$1,240

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	409	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	92	—	773	—	—	773
Stock-based compensation expense	—	—	7,359	—	—	7,359
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency cumulative translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(57,414)	(57,414)
Balance at March 31, 2021	75,062	$8	$1,072,025	$301	$(1,111,974)	$(39,640)

Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	189	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	348	—	2,733	—	—	2,733
Stock-based compensation expense	—	—	5,152	—	—	5,152
Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Unrealized loss on investments	—	—	—	(314)	—	(314)
Foreign currency cumulative translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(52,931)	(52,931)
Balance at March 31, 2020	73,095	$7	$1,092,829	$(420)	$(926,269)	$166,147

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

Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. XPOVIO® (selinexor) received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, in March 2021, NEXPOVIO® (selinexor), the brand name for XPOVIO in Europe, was granted conditional marketing authorization by the European Commission, in combination with dexamethasone, to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2021 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements on Form 10-Q are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report.

2. Recent Accounting Pronouncements and CARES Act Provisions

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces complexity of accounting for convertible debt and other equity-linked instruments. The new standard is effective for companies that are SEC filers (excluding smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. We early adopted the standard on January 1, 2021 using the modified retrospective basis. Upon adoption of ASU 2020-06, the carrying value of our convertible debt increased by approximately $50.6 million with a corresponding decrease to additional paid-in capital of $65.6 million and accumulated deficit of $15.0 million. Our deferred tax liability also decreased by approximately $11.8 million with a corresponding increase in the income tax valuation allowance. While the adoption does not have a material impact to our condensed consolidated statements of operations or condensed consolidated statements of cash flows, non-cash interest expense associated with the amortization of the debt discount will be significantly reduced in periods subsequent to adoption.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include (1) eliminating 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2020, 2019 or 2018 and reinstating it for tax years after 2020; (2) allowing NOLs generated in 2020, 2019 or 2018 to be carried back five years; (3) increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2020 and 2019 tax years; (4) allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and (5) allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). We have assessed the impact of these provisions and they are not material to our condensed consolidated financial statements or related disclosures.

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross product revenue	$27,544	$18,876
Provisions for product revenue	(5,813)	(2,815)
Total product revenue, net	$21,731	$16,061

As of March 31, 2021 and December 31, 2020, net product revenue of $17.0 million and $12.9 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of March 31, 2021 and December 31, 2020.

4. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,219	$1,919
Work in process	781	646
Finished goods	114	79
Total inventory	$3,114	$2,644

As of March 31, 2021 and December 31, 2020, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

Inventory is stated net of inventory reserves of $0.4 million and $0.3 million, as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, we recorded an excess and obsolescence provision of $0.1 million. We did not record an excess and obsolescence provision as of March 31, 2020.

5. License and Asset Purchase Agreements

In prior periods, we entered into out-licensing and asset purchase agreements with Anivive Lifesciences, Inc. (“Anivive”), Biogen MA Inc. (“Biogen”), Antengene Therapeutics Limited (“Antengene”), and FORUS Therapeutics Inc. (“FORUS”), all of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 11, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

We recognized $0.8 million in license and other revenue for the three months ended March 31, 2021, related to the license agreements with Anivive and Antengene, including $0.3 million under the license agreement with Antengene that was recorded as short-term deferred revenue as of December 31, 2020. We recognized $1.6 million in license and other revenue pursuant to our license agreement with Antengene and a distributor, for the three months ended March 31, 2020.

6. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at March 31, 2021 and December 31, 2020.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Our cash equivalents are comprised of money market funds, U.S. government and agency securities, commercial paper and corporate debt securities as presented in the tables below. We measure these investments at fair value. The fair value of cash equivalents is determined based on “Level 1” or "Level 2" inputs.

Items classified as Level 2 within the valuation hierarchy consist of corporate debt securities, commercial paper, certificates of deposit and U.S. government and agency securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 11, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “Summary of Significant Accounting Policies,” and Note 15, “Long-Term Obligations” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our financial assets and liability that have been measured at fair value at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,954	$21,954	$—	$—
Commercial paper	10,749	—	10,749	—
Corporate debt securities	3,000	—	3,000	—
Investments:
Short-term:
Corporate debt securities	114,948	—	114,948	—
Commercial paper	18,987	—	18,987	—
Certificate of deposit	1,056	—	1,056	—
U.S. government and agency securities	903	—	903	—
Long-term:
Corporate debt securities (one to two-year maturity)	7,676	—	7,676	—
	$179,273	$21,954	$157,319	$—
Financial liability
Embedded derivative liability	$1,800		$—	$1,800

The following table presents information about our financial assets and liability that have been measured at fair value at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$3,586	$3,586	$—	$—
U.S. government and agency securities	16,000	16,000	—	—
Commercial paper	8,999	—	8,999	—
Corporate debt securities	2,755	—	2,755	—
Investments:
Short-term:
Corporate debt securities	136,833	—	136,833	—
Commercial paper	23,487	—	23,487	—
U.S. government and agency securities	3,002	—	3,002	—
Long-term:
Corporate debt securities (one to two-year maturity)	23,309	—	23,309	—
U.S. government and agency securities (one to two-year maturity)	906	—	906	—
	$218,877	$19,586	$199,291	$—
Financial liability
Embedded derivative liability	$1,800		$—	$1,800

7. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale, as of March 31, 2021 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$114,809	$173	$(34)	$114,948
Commercial paper	18,987	3	(3)	18,987
Certificate of deposit	1,056	—	—	1,056
U.S. government and agency securities	895	8	—	903
Long-term:
Corporate debt securities (one to two-year maturity)	7,672	9	(5)	7,676
	$143,419	$193	$(42)	$143,570

The following table summarizes our investments in debt securities, classified as available-for-sale, as of December 31, 2020 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$136,677	$189	$(33)	$136,833
Commercial paper	23,485	3	(1)	23,487
U.S. government and agency securities	3,002	—	—	3,002
Long-term:
Corporate debt securities (one to two-year maturity)	23,195	126	(12)	23,309
U.S. government and agency securities (one to two-year maturity)	897	9	—	906
	$187,256	$327	$(46)	$187,537

We determine the appropriate classification of our investments in debt securities at the time of purchase. All of our securities are classified as available-for-sale and are reported as short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value. Short-term and long-term investments are composed of corporate debt securities, commercial paper, certificate of deposit and U.S. government and agency securities. We review investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on our condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at March 31, 2021 and December 31, 2020 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 34 and 37 commercial paper and corporate debt securities at March 31, 2021 and December 31, 2020, respectively, that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The following table summarizes these available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$76,266	$(39)	$—	$—	$76,266	$(39)
Commercial paper	9,989	(3)	—	—	9,989	(3)
Total	$86,255	$(42)	$—	$—	$86,255	$(42)

The following table summarizes our debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$85,984	$(45)	$—	$—	$85,984	$(45)
Commercial paper	2,496	(1)	—	—	2,496	(1)
Total	$88,480	$(46)	$—	$—	$88,480	$(46)

8. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Our potentially dilutive shares, including stock options, unvested restricted stock and restricted stock units, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2021	2020
Outstanding stock options	12,900	11,233
Unvested restricted stock units	2,517	1,734

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three months ended March 31, 2021 and 2020.

9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$44	$34
Research and development	2,932	2,289
Selling, general and administrative	4,383	2,829
Total stock-based compensation expense	$7,359	$5,152

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

We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the three months ended March 31, 2021. We did not sell Open Market Shares under the Open Market Sale Agreement during the three months ended March 31, 2020.

11. Long-Term Obligations

3.00% Convertible Senior Notes due 2025

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance in effect at the time of the offering, for debt with conversion and other options, we separately accounted for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to our ability to settle the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3.4 million was allocated to the Liability Component and recorded as a reduction of the Notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.

In 2021, upon adoption of ASU 2020-06, we reclassified the Equity Component as of January 1, 2021 and combined it with the Liability Component of the Notes, increasing the carrying value of our convertible debt by approximately $50.6 million, with a corresponding decrease to additional paid-in capital of $65.6 million and accumulated deficit of $15.0 million. Our deferred tax liability related to the Notes also decreased by approximately $11.8 million, with a corresponding increase in the income tax valuation allowance.

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

As of March 31, 2021, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balance of the Notes consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Liability component
Principal	$172,500	$172,500
Less: debt discount and issuance costs, net	(3,796)	(54,572)
Net carrying amount	$168,704	$117,928
Equity component	$—	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of March 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of March 31, 2021 and December 31, 2020 was approximately $179.6 million and $215.8 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,294	$1,294
Amortization of debt discount	—	1,821
Amortization of debt issuance costs	191	91
Total interest expense	$1,485	$3,206

Future minimum payments on the Notes as of March 31, 2021 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$5,175
2022	5,175
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$198,375
Less: interest and issuance costs	(29,671)
Convertible senior notes	$168,704

Deferred Royalty Obligation

In September 2019, we entered into a deferred royalty obligation pursuant to a Revenue Interest Financing Agreement (“deferred royalty obligation”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) whereby HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentages are subject to reduction in the future if a target based on cumulative U.S. net sales is met. Total payments to HCR are capped at 185% of the Investment Amount. We received $75.0 million upon closing (the “First Investment Amount”) and have the right to receive an additional $75.0 million (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”) upon the achievement of regulatory and commercial milestones and subject to the approval of both parties and customary closing conditions.

If HCR has not received 65% of the Investment Amount by December 31, 2022 or 100% of the Investment Amount by December 31, 2024, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Revenue Interest Financing Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Revenue Interest Financing Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of March 31, 2021, we have made $8.5 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 6, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $1.8 million as of both March 31, 2021 and December 31, 2020. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of March 31, 2021 was 18.0%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at each of March 31, 2021 and December 31, 2020 was $71.3 million based on $75.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Financing Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximates fair value at March 31, 2021 and December 31, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 6, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 ("Annual Report").

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding possible achievement of discovery and development milestones, including regulatory submissions and approvals, our future discovery and development efforts, our commercialization efforts, our collaborations and partnering agreements with third parties, our strategy, our future operations, financial position and revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the plans, intentions, expectations or results discussed in the forward-looking statements. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q. As a result of these and other factors, we may not actually achieve the plans, intentions, expectations or results disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear transport for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds, representing a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need, were the first oral XPO1 inhibitors to receive marketing approval. Our lead asset, XPOVIO® (selinexor), received its initial U.S. approval from the FDA in July 2019 and is currently approved and marketed for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was supported by data from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study (the “BOSTON Study”).
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“Pls”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody. We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was supported by data from the STORM (Selinexor Treatment of Refractory Myeloma) study (the “STORM Study”).
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was supported by data from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study (the “SADAL Study”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s).

The commercialization of XPOVIO, for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives and nurse liaisons, and a market access team as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we expand XPOVIO into the second-line plus multiple myeloma market and continue to penetrate the third-line DLBCL market.

XPOVIO also received its first regulatory approval outside the U.S. with an approval in Israel received in February 2021 by our partner Promedico Ltd., a member of the Neopharm Group, for the treatment of patients with multiple myeloma and DLBCL. In addition, in March 2021, the European Commission granted conditional approval of NEXPOVIO®(selinexor), the brand name for selinexor in Europe, based on the results of the Phase 2b STORM Study, which evaluated selinexor in combination with dexamethasone for the treatment of multiple myeloma in adult patients who have received at least four prior therapies and whose disease is refractory to at least two PIs, two IMiDs and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Based on our submission through the centralized procedure, this marketing authorization is valid in all 27 European Union member countries as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. In addition, in April 2021, the European Medicines Agency validated our Type II variation marketing authorization application based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly selinexor in combination with once-weekly Velcade®(bortezomib) and low-dose dexamethasone compared to standard twice-weekly Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. We expect that the review of our application will be completed by the fourth quarter of 2021.

Our focus is on marketing XPOVIO in its currently approved indications as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. Thus, we are advancing our clinical development program for selinexor in the areas of multiple hematological malignancies and solid tumors, among others. Additionally, we expect that a number of selinexor clinical trials will be initiated in 2021, including a Phase 3 study evaluating selinexor in combination with pomalidomide in patients with relapsed or refractory multiple myeloma as well as new Phase 1 and 2 studies evaluating selinexor in patients with a variety of solid tumor indications, including metastatic melanoma, lung cancer and colorectal cancer. A number of these studies will be investigating the treatment of selinexor in combination with other standard of care anti-cancer drugs.

On May 3, 2021, we announced that Richard Paulson, M.B.A. will succeed Michael G. Kauffman, M.D., Ph.D. as Chief Executive Officer and Sharon Shacham, Ph.D., M.B.A, as President, effective May 3, 2021. Mr. Paulson will also remain a member of the Board of Directors. Dr. Kauffman will continue to advance the Company’s mission and remain a member of our Board of Directors. In addition, he will also take on a new role as Senior Clinical Advisor. In this capacity, he will help guide the clinical development for our robust pipeline of programs, with a focus on solid tumor indications. Dr. Shacham will continue in her role as Chief Scientific Officer, overseeing research, development and regulatory affairs.

As of March 31, 2021, we had an accumulated deficit of $1.1 billion. We had net losses of $57.4 million and $52.9 million for the three months ended March 31, 2021 and 2020, respectively. We anticipate that our expenses will continue to increase as compared to prior periods as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other product candidates, including due to the impact of increased headcount, to support our clinical and commercialization activities and expanded infrastructure.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Product revenue, net	$21,731	$16,061	$5,670	35%
License and other revenue	1,529	2,077	(548)	(26)%
Operating expenses:
Cost of sales	933	819	114	14%
Research and development	37,050	33,997	3,053	9%
Selling, general and administrative	37,650	30,678	6,972	23%
Loss from operations	(52,373)	(47,356)	(5,017)	11%
Other expense, net	(4,892)	(5,509)	617	(11)%
Loss before income taxes	(57,265)	(52,865)	(4,400)	8%
Income tax provision	(149)	(66)	(83)	126%
Net loss	$(57,414)	$(52,931)	$(4,483)	8%

Product revenue, net. We recognized $21.7 million and $16.1 million of net product revenue in the three months ended March 31, 2021 and 2020, respectively, from U.S. commercial sales of XPOVIO. We expect net product revenue to increase in the second quarter of 2021 as compared to the first quarter of 2021 following the December 2020 FDA approval of the expanded XPOVIO indication based on the BOSTON Study.

License and other revenue. We recognized $1.5 million and $2.1 million of license and other revenue for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we recognized $0.5 million pursuant to our license agreement with Anivive Lifesciences, Inc., $0.3 million pursuant to our license agreement with Antengene Therapeutics Limited (“Antengene”), and $0.7 million of other revenue. During the three months ended March 31, 2020, we recognized $1.1 million pursuant to our license agreement with Antengene, $0.5 million pursuant to a license agreement with a distributor, and $0.5 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement.

Cost of sales. Cost of sales includes the cost of producing and distributing inventories that are related to U.S. XPOVIO product revenue during the respective period (including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution) and third-party royalties payable on our net product revenue for XPOVIO. We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval, as our expectation was that such costs will be recoverable through commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. During the three months ended March 31, 2021 and 2020, we recorded $0.9 million and $0.8 million, respectively, of cost of sales, including $0.1 million and $0.7 million, respectively, related to royalties. The cost of sales during the three months ended March 31, 2021 and 2020 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At March 31, 2021, we had $2.1 million of this previously expensed XPOVIO and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We expect cost of sales to remain relatively consistent in the second quarter of 2021 compared to the first quarter of 2021.

Research and development expense. Research and development expense increased approximately $3.1 million to $37.1 million for the three months ended March 31, 2021 from approximately $34.0 million for the three months ended March 31, 2020. The increase was primarily related to:

•
an increase of $3.1 million in personnel costs, primarily related to an increase in headcount;
•
an increase of $1.2 million in clinical trial costs; and
•
an increase of $0.3 million in facility and information technology infrastructure costs; partially offset by
•
a decrease of $1.5 million in travel, consulting and professional costs.

We expect our research and development expense to increase in the second quarter of 2021 compared to the first quarter of 2021 as we continue clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $7.0 million to $37.7 million for the three months ended March 31, 2021 from approximately $30.7 million for the three months ended March 31, 2020. The increase was primarily related to:

•
an increase of $5.6 million in personnel costs, primarily related to an increase in headcount; and
•
an increase of $2.1 million in commercial-related activities; partially offset by
•
a decrease of $0.7 million in travel, consulting and professional costs.

We expect our selling, general and administrative expenses to remain relatively consistent in the second quarter of 2021 compared to the first quarter of 2021 as we continue to support our operating and commercial activities related to sales and marketing of XPOVIO.

Other Expense, net. Other expense, net decreased from $5.5 million for the three months ended March 31, 2020 to $4.9 million for the three months ended March 31, 2021. The net decrease of approximately $0.6 million was primarily due to a decrease in interest expense of $1.4 million, offset by a decrease in interest income of $0.7 million and $0.1 million in foreign currency translation fluctuation. Interest expense related to our Revenue Interest Financing Agreement (“deferred royalty obligation”) increased $0.3 million and interest expense related to our 3.00% senior convertible notes due 2025 (the “Notes”) decreased $1.7 million, as a result of the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity, on January 1, 2021. Post adoption, we are no longer amortizing the debt discount to non-cash interest expense, and therefore, interest expense in the quarter, related to the Notes, decreased.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the third quarter of 2019, we began generating revenues from product sales, as XPOVIO first became commercially available in the U.S. in July 2019. While we began to generate revenue from the sales of XPOVIO in July 2019, to date, we have financed our operations through a combination of product revenue sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities.

As of March 31, 2021, our principal source of liquidity was $232.0 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $57.4 million for the three months ended March 31, 2021. Net cash used in operations for the three months ended March 31, 2021 was $52.9 million. We expect that our cash, cash equivalents and investments at March 31, 2021 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. We sold an aggregate of 638,341 shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the three months ended March 31, 2021.

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

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(52,888)	$(45,011)
Net cash provided by (used in) investing activities	43,186	(46,479)
Net cash provided by financing activities	10,676	164,829
Effect of exchange rate changes	(91)	(80)
Net increase in cash, cash equivalents and restricted cash	$883	$73,259

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by our increased loss from operations during that period.

Investing activities. The net cash provided by (used in) investing activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily reflects a $68.1 million decrease in the purchases of investments, coupled with a $21.5 million increase in proceeds from the maturities of investments.

Financing activities. The net cash provided by financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflects a decrease of $154.2 million. The decrease was primarily due to $9.9 million in net cash proceeds from the sale of shares of our common stock under our Open Market Sale Agreement in the first quarter of 2021, compared to net cash proceeds of $162.1 million from the sale of shares of our common stock from the follow-on offering under our shelf registration statement on Form S-3 during the first quarter of 2020. There was also a decrease in proceeds from the exercise of stock options in the first three months of 2021 compared to the first three months of 2020, of $2.0 million.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million. The amount is classified within long-term restricted cash. We expect lease costs under this commitment to total $3.3 million in 2021 and increase annually; we expect total lease costs of approximately $17.2 million.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the quarters ended March 31, 2021 and December 31, 2020.

Contractual Obligations

We have contractual obligations under our Notes and under our deferred royalty obligation with HCR as disclosed in Note 11 to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the clinical trials of, and as we seek marketing approval for, our product candidates. We also anticipate that we will continue to incur substantial expenses as we commercialize XPOVIO, both within the U.S. and on a global basis, and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our other product candidates, if approved, to the extent that such expenses are not the responsibility of any current or future partner. For a description of these expenses, please refer the risk factor entitled “We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.” in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of current and planned drug discovery, preclinical development, laboratory testing and clinical trials for selinexor and our other product candidates;
•
the amount and timing of revenue generated from commercial sales of XPOVIO;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of our current or future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
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

We currently expect that our cash, cash equivalents and investments as of March 31, 2021, together with the cash we expect to generate from product revenues, will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $232.0 million as of March 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may face legal claims or actions in the normal course of business. We were named as a defendant in a securities class action litigation filed on July 23, 2019 in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant (“Plaintiff”), who filed an amended complaint on June 29, 2020. The amended complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We moved to dismiss the complaint on July 31, 2020 and concluded related briefing in September 2020. Before the court ruled on this motion to dismiss, Plaintiff filed a second amended complaint. We moved to dismiss the second amended complaint on November 2, 2020. On December 14, 2020, we were named as a defendant in a shareholder derivative suit based on allegations substantially similar to those in the class action litigation. The suit was filed in the U.S. District Court for the District of Massachusetts, by Plaintiff Vladimir Gusinsky Revocable Trust, against us and certain of our current and former executive officers and directors. On January 12, 2021, the shareholder derivative suit was stayed pending the outcome of further proceedings in the securities class action. We intend to defend vigorously against this litigation.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the U.S. Securities and Exchange Commission ("SEC") in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Commercialization and Product Development

Our business is substantially dependent on the commercial success of XPOVIO. If we are unable to successfully commercialize our current and future indications of XPOVIO or other products or product candidates on a timely basis, including our ability to achieve widespread market acceptance by physicians, patients, third-party payors and others in the medical community, our business, financial condition and future profitability will be materially harmed.

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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

•
the competitive landscape for our products, including the timing of new competing products entering the market, such as BLENREP (belantamab mafodotin) and Monjuvi® (tafasitamab-cxix), which were both approved in 2020 and several new competing products expected to be approved in 2021, and the level and speed at which these products achieve market acceptance;
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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our product candidates. For example, BLENREP and Monjuvi® were approved by the FDA in August and July 2020, respectively. In addition, several new mechanism of actions may be introduced into the multiple myeloma market, including Car-T therapies, which may have a significant impact on the multiple myeloma landscape and our product revenues. See Item 1 under the heading Business—Competition in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“Annual Report”) for more information on competition.

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
•
regulatory authorities may not be able to undertake reviews or approval processes in a timely manner, including delays as a result of the ongoing COVID-19 pandemic, such as with the EMA review of the recently approved MAA for selinexor in multiple myeloma based on the results of the STORM study and the resulting impact to the timing of our recent submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA;
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

AEs in our clinical trials to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO were fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, included thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

The occurrence of AEs in either our clinical trials or following regulatory approval could result in a more restrictive label for any product candidates approved for marketing or could result in the delay or denial of approval to market any product candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from generating sufficient revenue from product sales or ultimately achieving profitability. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, result in potential product liability claims or cause patients and/or healthcare providers to elect alternative courses of treatment. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We engage in training programs for medical personnel using selinexor to help them understand and manage the side effect profiles for our clinical trials and following commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of XPOVIO or our product candidates, if approved, could result in increased treatment-related side effects and cause patients to discontinue treatment. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which may impact regulatory review and approval timelines, such as the EMA review of our recently submitted MAA for selinexor in multiple myeloma based on the results of the BOSTON study or any future MAA;
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

The full extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the availability and effectiveness of vaccines and therapeutics and future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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
•
our inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and
•
existing or new competitors taking share from XPOVIO or any other future product or preventing XPOVIO or any other future product from gaining share in its approved indications.

Even if we or our collaborators are able to effectively commercialize XPOVIO or any approved product candidate that we may develop or acquire, the products may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.

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

There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our products and our overall financial condition.

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

In March 2021, we received conditional marketing authorization from the European Commission for NEXPOVIO to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. This marketing authorization, or any others we obtain from the European Commission in the future, is valid for a period for one year and could be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we are not able to fulfill these specific obligations set out in the conditional marketing authorization requirements (which include the presentation of additional clinical data on the safety and efficacy for NEXPOVIO), the marketing authorization for the EU may not be prolonged and we will no longer be able to market NEXPOVIO in the EU.

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

Similar restrictions apply to the approval of our products in the EU. The holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations.
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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The Biden administration has agreed to delay for a year the implementation of one of President Trump’s signature drug pricing policies, from January 2022 to 2023. The policy at issue would have prevented drug makers and middlemen from negotiating rebates on prescription drugs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our approved products or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of our approved products. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any approved product. These include the Federal Anti-Kickback Statute, the FCA and federal transparency requirements (and their state analogues), as discussed above in Item 1 under the heading “Healthcare Law and Regulation” in this Annual Report on Form 10-K.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

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

Since inception, we have incurred significant operating losses. Our net loss was $57.4 million for the quarter ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $1.1 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and outside of the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of March 31, 2021, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

We currently rely on a single source supplier for our active pharmaceutical ingredient and our drug product manufacturing requirements. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization of our products or product candidates. For example, as a result of the COVID-19 pandemic, our suppliers and contract manufacturers could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions or could incur increased costs associated with ensuring the safety and health of their personnel. If our suppliers or contract manufacturers are so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our products and product candidates, we could incur added costs and delays in identifying and qualifying any such replacement. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could negatively impact our XPOVIO revenues or delay commercialization of any product candidates that are subsequently approved.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of April 29, 2021, 84 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 17 patents were in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of April 29, 2021, we have trademark registrations in the U.S. for our name and logo, and a combination of the two, XPOVIO, PORE for our online research portal, and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYFORWARD and the KARYFORWARD logo for a SaaS portal related to our financial aid and charitable services. Outside the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. The KARYFORWARD logo is registered or pending in four jurisdictions outside the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key members of our management team and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, technical and scientific expertise of principal members of our management and scientific teams, including our Chief Executive Officer. Although we have entered into formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our key employees could impede the achievement of our research, development, commercialization and other business objectives.

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

In addition, Dr. Kauffman, a member of our Board, and Dr. Shacham, our Chief Scientific Officer, are married to each other. Our business may be harmed if there are personal or professional conflicts between them, and their relationship could negatively impact the operations of the Company or our working environment.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Since April 29, 2020, our common stock price has ranged from $8.96 to $24.53. On April 29, 2021, the closing sale price of our common stock on the Nasdaq Global Select Market was $9.56 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the recent response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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

Securities class action litigation is often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years and we are therefore a target of this type of litigation. For example, we are currently subject to a securities class action litigation and a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017 (the “TCJA”) (as amended by the CARES Act) includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021 (“CAA”), which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (“ARPA”), was enacted on March 11, 2021. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, the CAA or the ARPA.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

Offer Letter, dated as of April 28, 2021, between the Company and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.2

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Company and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.3

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Company and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 4, 2021	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2021	By:	/s/ MICHAEL MASON
Michael Mason
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)