Form 10-Q
period 2021-06-30
Karyopharm Therapeutics Inc.
filed 2021-08-05
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, there were 75,497,259 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$141,309	$85,918
Short-term investments	94,581	163,322
Accounts receivable	17,887	12,881
Inventory	3,905	2,644
Prepaid expenses and other current assets	15,058	9,285
Restricted cash	762	2,481
Total current assets	273,502	276,531
Property and equipment, net	1,755	2,219
Operating lease right-of-use assets	8,665	9,363
Long-term investments	2,006	24,215
Restricted cash	639	722
Total assets	$286,567	$313,050
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,309	$4,450
Accrued expenses	53,211	52,930
Deferred revenue	—	297
Operating lease liabilities	2,079	1,917
Other current liabilities	524	609
Total current liabilities	58,123	60,203
Convertible senior notes	168,899	117,928
Deferred royalty obligation	132,478	73,088
Operating lease liabilities, net of current portion	10,199	11,285
Total liabilities	369,699	262,504
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 75,334 and 73,923 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,082,220	1,119,632
Accumulated other comprehensive income	196	518
Accumulated deficit	(1,165,556)	(1,069,611)
Total stockholders’ (deficit) equity	(83,132)	50,546
Total liabilities and stockholders’ (deficit) equity	$286,567	$313,050

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$20,179	$18,601	$41,910	$34,662
License and other revenue	2,422	14,913	3,951	16,990
Total revenues	22,601	33,514	45,861	51,652
Operating expenses:
Cost of sales	1,138	396	2,071	1,215
Research and development	33,981	42,594	71,031	76,591
Selling, general and administrative	36,530	30,843	74,180	61,521
Total operating expenses	71,649	73,833	147,282	139,327
Loss from operations	(49,048)	(40,319)	(101,421)	(87,675)
Other income (expense):
Interest income	165	849	429	1,824
Interest expense	(5,001)	(6,758)	(10,096)	(13,267)
Other income (expense), net	436	(61)	375	(36)
Total other expense, net	(4,400)	(5,970)	(9,292)	(11,479)
Loss before income taxes	(53,448)	(46,289)	(110,713)	(99,154)
Income tax provision	(134)	(137)	(283)	(203)
Net loss	$(53,582)	$(46,426)	$(110,996)	$(99,357)
Net loss per share—basic and diluted	$(0.71)	$(0.63)	$(1.48)	$(1.41)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	75,189	73,237	74,863	70,475

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(53,582)	$(46,426)	$(110,996)	$(99,357)
Other comprehensive loss
Unrealized (loss) gain on investments	(41)	1,273	(173)	959
Foreign currency translation adjustment	(64)	38	(149)	(31)
Comprehensive loss	$(53,687)	$(45,115)	$(111,318)	$(98,429)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(110,996)	$(99,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	480
Net amortization of premiums and discounts on investments	1,148	89
Amortization of debt discount and issuance costs	386	3,919
Stock-based compensation expense	15,494	11,580
Realized and unrealized gains on marketable equity securities	(14)	—
Inventory obsolescence charge	245	—
Change in fair value of embedded derivative liability	(610)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,006)	(1,719)
Inventory	(1,506)	(1,306)
Prepaid expenses and other current assets	(5,773)	(682)
Operating lease right-of-use assets	698	605
Accounts payable	(2,141)	903
Accrued expenses and other liabilities	196	5,228
Deferred revenue	(297)	(4,236)
Operating lease liabilities	(924)	(792)
Net cash used in operating activities	(108,636)	(85,288)
Investing activities
Purchases of property and equipment	—	(26)
Proceeds from sales and maturities of investments	124,376	99,286
Purchases of investments	(34,732)	(205,773)
Net cash provided by (used in) investing activities	89,644	(106,513)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,903	161,803
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,833	5,072
Proceeds from Amended Revenue Interest Agreement	60,000	—
Net cash provided by financing activities	72,736	166,875
Effect of exchange rate on cash, cash equivalents and restricted cash	(155)	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,589	(24,958)
Cash, cash equivalents and restricted cash at beginning of period	89,121	130,689
Cash, cash equivalents and restricted cash at end of period	$142,710	$105,731
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$141,309	$103,102
Short-term restricted cash	762	1,915
Long-term restricted cash	639	714
Total cash, cash equivalents and restricted cash	$142,710	$105,731
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$1,630	$1,592
Cash paid for interest on deferred royalty obligation	$4,068	$2,400

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2021	75,062	$8	$1,072,025	$301	$(1,111,974)	$(39,640)
Vesting of restricted stock	2	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	270	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	8,135	—	—	8,135
Unrealized loss on investments	—	—	—	(41)	—	(41)
Foreign currency cumulative translation adjustment	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(53,582)	(53,582)
Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)

Balance at March 31, 2020	73,095	7	1,092,829	(420)	(926,269)	166,147
Exercise of stock options and shares issued under the employee stock purchase plan	271	—	2,339	—	—	2,339
Stock-based compensation expense	—	—	6,428	—	—	6,428
Unrealized gain on investments	—	—	—	1,273	—	1,273
Foreign currency translation adjustment	—	—	—	38	—	38
Net loss	—	—	—	—	(46,426)	(46,426)
Balance at June 30, 2020	73,366	$7	$1,101,596	$891	$(972,695)	$129,799

Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	411	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	362	—	2,833	—	—	2,833
Stock-based compensation expense	—	—	15,494	—	—	15,494
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(173)	—	(173)
Foreign currency cumulative translation adjustment	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(110,996)	$(110,996)
Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)

Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	189	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	619	—	5,072	—	—	5,072
Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Stock-based compensation expense	—	—	11,580	—	—	11,580
Unrealized gain on investments	—	—	—	959	—	959
Foreign currency translation adjustment	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(99,357)	(99,357)
Balance at June 30, 2020	73,366	$7	$1,101,596	$891	$(972,695)	$129,799

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

Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. XPOVIO® (selinexor) received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO® (selinexor), the brand name for selinexor in Europe, in combination with dexamethasone, to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2021 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross product revenue	$25,574	$22,242	$53,118	$41,118
Provisions for product revenue	(5,395)	(3,641)	(11,208)	(6,456)
Total product revenue, net	$20,179	$18,601	$41,910	$34,662

As of June 30, 2021 and December 31, 2020, net product revenue of $16.3 million and $12.9 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of June 30, 2021 and December 31, 2020.

4. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,825	$1,919
Work in process	1,857	646
Finished goods	223	79
Total inventory	$3,905	$2,644

As of June 30, 2021 and December 31, 2020, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

Inventory is stated net of inventory reserves of $0.6 million and $0.3 million, as of June 30, 2021 and December 31, 2020, respectively.

For the three and six months ended June 30, 2021, we recorded an excess and obsolescence provision of $0.1 million and $0.2 million, respectively. We did not record an excess and obsolescence provision for both the three and six months ended June 30, 2020.

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

We recognized $1.0 million and $1.8 million in license revenue for the three and six months ended June 30, 2021, respectively, related to our license agreements with Anivive and Antengene. We recognized $14.9 million and $16.0 million in license revenue for the three and six months ended June 30, 2020, respectively, related to our license agreements with Antengene and Ono Pharmaceutical Co., Ltd.

6. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at June 30, 2021 and December 31, 2020.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Our cash equivalents are comprised of money market funds, U.S. government and agency securities, commercial paper and corporate debt securities as presented in the tables below. We measure these investments at fair value. The fair value of cash equivalents is determined based on “Level 1” or “Level 2” inputs.

Items classified as Level 2 within the valuation hierarchy consist of corporate debt securities, commercial paper and U.S. government and agency securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

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

The following table presents information about our financial assets and liability that have been measured at fair value at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$97,268	$97,268	$—	$—
Commercial paper	1,000	1,000	—	—
Investments:
Short-term:
Corporate debt securities	77,691	—	77,691	—
Commercial paper	15,991	—	15,991	—
U.S. government and agency securities	899	—	899	—
Long-term:
Corporate debt securities (one to two-year maturity)	2,006	—	2,006	—
	$194,855	$98,268	$96,587	$—
Financial liability
Embedded derivative liability	$2,140		$—	$2,140

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability during the six months ended June 30, 2021 (in thousands):

Embedded Derivative Liability
Balance as of December 31, 2020	$1,800
Change in fair value since issuance	(610)
Addition of value as a result of Amended Revenue Interest Agreement	950
Balance as of June 30, 2021	$2,140

7. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale, as of June 30, 2021 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$77,586	$111	$(6)	$77,691
Commercial paper	15,993	1	(3)	15,991
U.S. government and agency securities	894	5	—	899
Long-term:
Corporate debt securities (one to two-year maturity)	2,006	—	—	2,006
	$96,479	$117	$(9)	$96,587

The following table summarizes our investments in debt securities, classified as available-for-sale, as of December 31, 2020 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$136,677	$189	$(33)	$136,833
Commercial paper	23,485	3	(1)	23,487
U.S. government and agency securities	3,002	—	—	3,002
Long-term:
Corporate debt securities (one to two-year maturity)	23,195	126	(12)	23,309
U.S. government and agency securities (one to two-year maturity)	897	9	—	906
	$187,256	$327	$(46)	$187,537

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at June 30, 2021 and December 31, 2020 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 20 and 37 commercial paper and corporate debt securities at June 30, 2021 and December 31, 2020, respectively, that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The following table summarizes these available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$34,300	$(6)	$—	$—	$34,300	$(6)
Commercial paper	9,993	(3)	—	—	9,993	(3)
Total	$44,293	$(9)	$—	$—	$44,293	$(9)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2021	2020
Outstanding stock options	12,804	11,215
Unvested restricted stock units	2,723	1,693

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three and six months ended June 30, 2021 and 2020.

9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$36	$28	$80	$62
Research and development	3,114	2,692	6,046	4,981
Selling, general and administrative	4,985	3,708	9,368	6,537
Total stock-based compensation expense	$8,135	$6,428	$15,494	$11,580

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

We did not sell Open Market Shares under the Open Market Sale Agreement during the three months ended June 30, 2021. We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the six months ended June 30, 2021.

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

As of June 30, 2021, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balance of the Notes consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Liability component
Principal	$172,500	$172,500
Less: debt discount and issuance costs, net	(3,601)	(54,572)
Net carrying amount	$168,899	$117,928
Equity component	$—	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of June 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of June 30, 2021 and December 31, 2020 was approximately $173.1 million and $215.8 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,294	$1,294	$2,588	$2,588
Amortization of debt discount	—	1,911	—	3,732
Amortization of debt issuance costs	195	96	386	187
Total interest expense	$1,489	$3,301	$2,974	$6,507

Future minimum payments on the Notes as of June 30, 2021 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$2,588
2022	5,175
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$195,788
Less: interest and issuance costs	(26,889)
Convertible senior notes	$168,899

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (“the Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”). In June 2021, we, and certain of our subsidiaries, entered into an amendment of the Revenue Interest Agreement (the “Amended Revenue Interest Agreement”) with, among others, HCR.

We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million upon closing of the Amended Revenue Interest Agreement (the “Second Investment Amount” and together with the First Investment Amount, the “deferred royalty obligation”). The Amended Revenue Interest Agreement provides that we will also receive an additional $20.0 million (the “Third Investment Amount”) and an additional $20.0 million (the “Fourth Investment Amount” and together with the First Investment Amount, the Second Investment Amount and the Third Investment Amount, the “Investment Amount”) upon the achievement of certain prespecified development and commercial milestones.

In exchange for the above payments, HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Total payments to HCR are capped at 185% of the Investment Amount.

If HCR has not received 65% of the First Investment Amount by December 31, 2022, 100% of the First Investment Amount and 65% of the Second Investment amount by December 31, 2024, or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts. In the event that the Third Investment Amount is funded and HCR has not received 65% of the First Investment Amount by December 31, 2022, 100% of the First Investment Amount and 65% of each of the Second Investment Amount and the Third Investment Amount by December 31, 2024, or 100% of each of the First Investment Amount, Second Investment Amount and Third Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts. Further, in the event that both the Third Investment Amount and Fourth Investment Amount are funded and HCR has not received 65% of the First Investment Amount by December 31, 2022, 100% of the First Investment Amount and 65% of each of the Second Investment Amount, Third Investment Amount and Fourth Investment Amount by December 31, 2024, or 100% of the Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of June 30, 2021, we have made $10.1 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheet. We have accounted for the Amended Revenue Interest Agreement as a debt modification under ASC 740-50, Debt - Modifications and Extinguishments.

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 6, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $2.1 million as of June 30, 2021 and $1.8 million as of December 31, 2020. We recorded a $0.6 million gain on the embedded derivative associated with the First Investment Amount in other (income) expense, net during the three and six months ended June 30, 2021 and did not incur a gain or loss on the embedded derivative during the three and six months ended June 30, 2020. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of June 30, 2021 was approximately 19.0%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at June 30, 2021 was $130.3 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation at December 31, 2020 was $71.3 million based on $75.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Financing Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at June 30, 2021 and December 31, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 6, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

12. Subsequent Events

On November 24, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets from Neumedicines, including HemaMax™, a proprietary recombinant human interleukin 12 (“IL-12”). The acquisition of the acquired assets closed on July 22, 2021 (the “Closing”), at which time we paid $6.0 million in cash and issued 150,000 unregistered shares of our common stock to Neumedicines for the acquired assets under the Asset Purchase Agreement. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent cash payments upon the satisfaction of certain development milestones. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

On July 30, 2021, Antengene announced that the South Korean Ministry of Food and Drug Safety approved its New Drug Application for selinexor (i) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti‐CD38 monoclonal antibody and (ii) for the treatment of adult patients with relapsed or refractory DLBCL who have received at least two prior lines of treatment. Under the terms of our license agreement with Antengene, the regulatory approval of these two indications triggered $10.0 million in regulatory milestone payments due from Antengene, which we expect to receive in the third quarter of 2021.

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear transport for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds, representing a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need, were the first oral XPO1 inhibitors to receive marketing approval. Our lead asset, XPOVIO® (selinexor), received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed for the following indications:

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

XPOVIO also received its first regulatory approval outside the U.S. with an approval in Israel received in February 2021 by our partner Promedico Ltd., a member of the Neopharm Group, for the treatment of patients with multiple myeloma and DLBCL. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO®(selinexor), the brand name for selinexor in Europe and the United Kingdom, based on the results of the Phase 2b STORM Study, which evaluated selinexor in combination with dexamethasone for the treatment of multiple myeloma in adult patients who have received at least four prior therapies and whose disease is refractory to at least two PIs, two IMiDs and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Based on our submission through the centralized procedure, the European Commission’s marketing authorization is valid in all 27 European Union member countries as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. In addition, in April 2021, the European Medicines Agency validated our Type II variation marketing authorization application based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly selinexor in combination with once-weekly Velcade®(bortezomib) and low-dose dexamethasone compared to standard twice-weekly Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. We expect that the review of our application will be completed in the first half of 2022. Most recently, on July 30, 2021 our partner, Antengene Therapeutics Limited (“Antengene”), announced that the South Korean Ministry of Food and Drug Safety approved its New Drug Application for selinexor for the treatment of patients with multiple myeloma and DLBCL.

Our focus is on marketing XPOVIO in its currently approved indications as well as seeking the regulatory approval and potential commercialization of selinexor as an oral agent in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. Thus, we are advancing our clinical development program for selinexor in the areas of multiple hematological malignancies and solid tumors, among others, including our SIENDO study evaluating once weekly selinexor versus placebo as maintenance therapy in patients with endometrial cancer after first- or second-line chemotherapy. Additionally, we have initiated and expect to initiate a number of key clinical trials in 2021, including a Phase 3 study evaluating selinexor in combination with pomalidomide in patients with relapsed or refractory multiple myeloma as well as new or expanded Phase 1 and 2 studies evaluating (i) selinexor in patients with a variety of hematologic and solid tumor indications, including myelofibrosis, metastatic melanoma and colorectal cancer and (ii) eltanexor in patients with myelodysplastic syndrome. A number of these studies will be investigating the treatment of selinexor in combination with other standard of care anti-cancer drugs.

On May 3, 2021, Richard Paulson succeeded Michael G. Kauffman as Chief Executive Officer and Sharon Shacham as President. Both Mr. Paulson and Dr. Kauffman continue to be members of the Board of Directors. In addition, Dr. Kauffman has also taken on a new role in the Company as Senior Clinical Advisor. Dr. Shacham continues in her role as Chief Scientific Officer, overseeing research, development and regulatory affairs.

On November 24, 2020, we entered in an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets from Neumedicines, including HemaMax™, a proprietary recombinant human interleukin 12 (“IL-12”). The acquisition of the acquired assets closed on July 22, 2021 (the “Closing”), at which time we paid $6.0 million in cash and issued 150,000 unregistered shares of our common stock to Neumedicines for the acquired assets under the Asset Purchase Agreement. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent cash payments upon the satisfaction of certain development milestones. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

In June 2021, we, and certain of our subsidiaries, entered into an amendment of the September 2019 Revenue Interest Financing Agreement (“Revenue Interest Agreement” and as amended, the “Amended Revenue Interest Agreement”) with, among others, HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”). We received $60.0 million, less certain transaction expenses, upon closing of the Amended Revenue Interest Agreement on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 11 to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

As of June 30, 2021, we had an accumulated deficit of $1.2 billion. We had net losses of $111.0 million and $99.4 million for the six months ended June 30, 2021 and 2020, respectively. We anticipate that our expenses will continue to increase as compared to prior periods as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other product candidates, including the impact of increased headcount, to support our clinical and commercialization activities and expanded infrastructure.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have and may continue to experience disruptions in the future that could impact our results of operations, including product revenue, and financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the availability and effectiveness of vaccines and therapeutics, the spread of more contagious variants of the virus, the duration and scope of the pandemic, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Product revenue, net	$20,179	$18,601	$1,578	8%
License and other revenue	2,422	14,913	(12,491)	(84)%
Operating expenses:
Cost of sales	1,138	396	742	187%
Research and development	33,981	42,594	(8,613)	(20)%
Selling, general and administrative	36,530	30,843	5,687	18%
Loss from operations	(49,048)	(40,319)	(8,729)	22%
Other expense, net	(4,400)	(5,970)	1,570	(26)%
Loss before income taxes	(53,448)	(46,289)	(7,159)	15%
Income tax provision	(134)	(137)	3	(2)%
Net loss	$(53,582)	$(46,426)	$(7,156)	15%

Product revenue, net. We recognized $20.2 million and $18.6 million of net product revenue in the three months ended June 30, 2021 and 2020, respectively, from U.S. commercial sales of XPOVIO. We expect net product revenue to increase in the second half of 2021 as compared to the first half of 2021 as we continue to educate healthcare professionals on the expanded XPOVIO indication based on the BOSTON Study, which was approved in December 2020.

License and other revenue. We recognized $2.4 million and $14.9 million of license and other revenue for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we recognized $1.0 million pursuant to our license agreement with Anivive Lifesciences, Inc. and $1.4 million of revenue associated with named patient programs. During the three months ended June 30, 2020, we recognized $12.7 million pursuant to our license agreement with Antengene and $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd. (“Ono”). We expect license and other revenue will increase in the second half of 2021 as compared to the first half of 2021, due primarily to $10.0 million in milestone payments expected to be received from Antengene following the July 2021 approval of selinexor for the treatment of patients with multiple myeloma and DLBCL in South Korea.

Cost of sales. During the three months ended June 30, 2021 and 2020, we recorded $1.1 million and $0.4 million, respectively, of cost of sales, including $0.1 million related to royalties in each of the three months ended June 30, 2021 and 2020. The cost of sales during the three months ended June 30, 2021 and 2020 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At June 30, 2021, we had $2.1 million of this previously expensed XPOVIO and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We expect cost of sales to remain relatively consistent in the second half of 2021 compared to the first half of 2021.

Research and development expense. Research and development expense decreased approximately $8.6 million to $34.0 million for the three months ended June 30, 2021 from approximately $42.6 million for the three months ended June 30, 2020. The decrease was primarily related to:

•
a decrease of $5.3 million in clinical trial costs, primarily related to the COVID-19 trial activity in the second quarter of 2020 that did not occur in 2021;
•
a decrease of $2.9 million in travel, consulting and professional costs; and
•
a decrease of $0.7 million in facility and information technology infrastructure costs; partially offset by
•
an increase of $0.3 million in personnel costs, primarily related to an increase in headcount.

We expect our research and development expense to increase overall in the second half of 2021 compared to the first half of 2021, with variability from quarter to quarter, as we continue clinical development of selinexor in our lead indications with a focus on regulatory submissions for selinexor. In addition, in connection with the Closing of the Asset Purchase Agreement with Neumedicines, on July 22, 2021, we paid $6.0 million in cash and issued 150,000 unregistered shares of our common stock, to Neumedicines.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $5.7 million to $36.5 million for the three months ended June 30, 2021 from approximately $30.8 million for the three months ended June 30, 2020. The increase was primarily related to:

•
an increase of $3.1 million in commercial-related activities;
•
an increase of $1.9 million in personnel costs, primarily related to an increase in headcount; and
•
an increase of $1.1 million in travel, consulting and professional costs; partially offset by
•
a decrease of $0.4 million in facility and information technology infrastructure costs.

We expect our selling, general and administrative expenses to remain relatively consistent in the second half of 2021 compared to the first half of 2021 as we continue to support our operating and commercial activities related to sales and marketing of XPOVIO.

Other Expense, net. Other expense, net decreased from $6.0 million for the three months ended June 30, 2020 to $4.4 million for the three months ended June 30, 2021. The net decrease of approximately $1.6 million was primarily due to a decrease in interest expense of $1.8 million, a $0.6 million realized gain resulting from the mark-to-market adjustment on our embedded derivative liability related to our deferred royalty obligation, offset by a decrease in interest income of $0.7 million and $0.1 million in foreign currency fluctuation. Interest expense related to our Revenue Interest Agreement remained consistent quarter over quarter, and interest expense related to our 3.00% senior convertible notes due 2025 (the “Notes”) decreased $1.8 million, as a result of the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASU 2020-06”), on January 1, 2021. Post adoption of ASU 2020-06, we are no longer amortizing the debt discount to non-cash interest expense, and therefore, interest expense in the three months ended June 30, 2021, related to the Notes, decreased as compared to the three months ended June 30, 2020. We expect other expense, net to increase in the second half of 2021 compared to the first half of 2021 due to the increased royalty rates under the Amended Revenue Interest Agreement.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Product revenue, net	$41,910	$34,662	$7,248	21%
License and other revenue	3,951	16,990	(13,039)	(77)%
Operating expenses:
Cost of sales	2,071	1,215	856	70%
Research and development	71,031	76,591	(5,560)	(7)%
Selling, general and administrative	74,180	61,521	12,659	21%
Loss from operations	(101,421)	(87,675)	(13,746)	16%
Other expense, net	(9,292)	(11,479)	2,187	(19)%
Loss before income taxes	(110,713)	(99,154)	(11,559)	12%
Income tax provision	(283)	(203)	(80)	39%
Net loss	$(110,996)	$(99,357)	$(11,639)	12%

Product revenue, net. We recognized $41.9 million and $34.7 million of net product revenue in the six months ended June 30, 2021 and 2020, respectively, from U.S. commercial sales of XPOVIO.

License and other revenue. We recognized $4.0 million and $17.0 million of license and other revenue for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we recognized $1.5 million pursuant to our license agreement with Anivive Lifesciences, Inc., $0.3 million pursuant to the license agreement with Antengene, and $2.2 million of revenue associated with named patient programs. During the six months ended June 30, 2020, we recognized $13.8 million pursuant to the license agreement with Antengene, $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono, and $1.0 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement.

Cost of sales. During the six months ended June 30, 2021 and 2020, we recorded $2.1 million and $1.2 million, respectively, of cost of sales, including $0.2 million and $0.9 million, respectively, related to royalties.

Research and development expense. Research and development expense decreased approximately $5.6 million to $71.0 million for the six months ended June 30, 2021 from approximately $76.6 million for the six months ended June 30, 2020. The decrease was primarily related to:

•
a decrease of $4.5 million in travel, consulting and professional costs;
•
a decrease of $4.1 million in clinical trial costs; and
•
a decrease of $0.4 million in facility and information technology infrastructure costs; partially offset by
•
an increase of $3.4 million in personnel costs, primarily related to an increase in headcount.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $12.7 million to $74.2 million for the six months ended June 30, 2021 from approximately $61.5 million for the six months ended June 30, 2020. The increase was primarily related to:

•
an increase of $7.5 million in personnel costs, primarily related to an increase in headcount;
•
an increase of $4.9 million in commercial-related activities; and
•
an increase of $0.7 million in travel, consulting and professional costs; partially offset by
•
a decrease of $0.4 million in facility and information technology infrastructure costs.

Other Expense, net. Other expense, net decreased from $11.5 million for the six months ended June 30, 2020 to $9.3 million for the six months ended June 30, 2021. The net decrease of approximately $2.2 million was primarily due to a decrease in interest expense of $3.2 million, a $0.6 million realized gain resulting from the mark-to-market adjustment on our embedded derivative liability related to our deferred royalty obligation, offset by a decrease in interest income of $1.4 million and $0.2 million in foreign currency translation fluctuation. Interest expense related to our Revenue Interest Agreement increased $0.3 million and interest expense related to the Notes decreased $3.5 million, as a result of the adoption of ASU 2020-06 on January 1, 2021. Post adoption of

ASU 2020-06, we are no longer amortizing the debt discount to non-cash interest expense, and therefore, interest expense in the six months ended June 30, 2021, related to the Notes, decreased as compared to the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the third quarter of 2019, we began generating revenues from product sales, as XPOVIO first became commercially available in the U.S. in July 2019. To date, we have financed our operations through a combination of product revenue sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation and related amendment, and cash generated from our business development activities.

As of June 30, 2021, our principal source of liquidity was $237.9 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $111.0 million for the six months ended June 30, 2021. Net cash used in operations for the six months ended June 30, 2021 was $108.6 million. We expect that our cash, cash equivalents and investments at June 30, 2021 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Agreement. Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million, less certain transaction expenses, on June 23, 2021. The Amended Revenue Interest Agreement also provides that we will be entitled to receive two additional payments of $20.0 million each upon the achievement of certain prespecified development and commercial milestones and subject to certain conditions. For additional information on the Amended Revenue Interest Agreement, see Note 11 to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. We did not sell shares under the Open Market Sale Agreement during the three months ended June 30, 2021. We sold an aggregate of 638,341 shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the six months ended June 30, 2021.

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

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(108,636)	$(85,288)
Net cash provided by (used in) investing activities	89,644	(106,513)
Net cash provided by financing activities	72,736	166,875
Effect of exchange rate changes	(155)	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,589	$(24,958)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by our increased loss from operations during that period.

Investing activities. The net cash provided by (used in) investing activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily reflects a $171.0 million decrease in the purchases of investments, coupled with a $25.1 million increase in proceeds from the sales and maturities of investments.

Financing activities. The net cash provided by financing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, reflects a decrease of $94.1 million. The decrease was primarily due to our $60.0 million cash inflow from the Amended Revenue Interest Agreement, coupled with $9.9 million in net cash proceeds from the sale of shares of our common stock under our Open Market Sale Agreement in the first six months of 2021, compared to net cash proceeds of $161.8 million from the sale of shares of our common stock from the follow-on offering under our shelf registration statement on Form S-3 during the first six months of 2020. There was also a decrease in proceeds from the exercise of stock options in the first six months of 2021 compared to the first six months of 2020, of $2.2 million.

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

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the quarters ended June 30, 2021 and December 31, 2020.

Contractual Obligations

We have contractual obligations under our Notes and under our Revenue Interest Agreement as disclosed in Note 11 to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $237.9 million as of June 30, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may face legal claims or actions in the normal course of business. We were named as a defendant in a securities class action litigation filed on July 23, 2019 in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant (“Plaintiff”), who filed an amended complaint on June 29, 2020. The amended complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; and such equitable/injunctive relief or other relief as the court may deem just and proper. We reviewed the allegations and believe they are without merit. We moved to dismiss the complaint on July 31, 2020 and concluded related briefing in September 2020. Before the court ruled on this motion to dismiss, Plaintiff filed a second amended complaint. We moved to dismiss the second amended complaint on November 2, 2020. On December 14, 2020, we were named as a defendant in a shareholder derivative suit based on allegations substantially similar to those in the class action litigation. The suit was filed in the U.S. District Court for the District of Massachusetts, by Plaintiff Vladimir Gusinsky Revocable Trust, against us and certain of our current and former executive officers and directors. On January 12, 2021, the shareholder derivative suit was stayed pending the outcome of further proceedings in the securities class action.

On July 21, 2021, the court issued a decision dismissing the securities class action complaint, and an order of dismissal was issued on the same date. We cannot predict whether Plaintiff will appeal or seek other relief from the court’s decision or the dismissal order. The shareholder derivative suit remains stayed.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

•
our ability to successfully launch and achieve broad adoption of our approved products, such as the expanded XPOVIO indication based on the results from our Phase 3 BOSTON study or in any future indications for which XPOVIO may be approved, or any product candidates for which we obtain marketing approval;

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
•
our ability to comply with FDA and comparable foreign regulatory authorities and post-marketing requirements and commitments, including through successfully conducting, on a timely basis, additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA, such as requirements in connection with the FDA’s June 2020 approval of XPOVIO based on the results of the SADAL study to treat patients with DLBCL, which was approved under the FDA’s Accelerated Approval Program;
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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we are developing our product candidates. For example, BLENREP and Monjuvi® were approved by the FDA in August and July 2020, respectively. In addition, several new mechanism of actions may be introduced into the multiple myeloma market, including Car-T therapies, which may have a significant impact on the multiple myeloma landscape and our product revenues. See Item 1 under the heading Business—Competition in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021 (“Annual Report”) for more information on competition.

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
•
regulatory authorities may not be able to undertake reviews or approval processes in a timely manner, including delays as a result of the ongoing COVID-19 pandemic, such as with the EMA review of the MAA for selinexor in multiple myeloma based on the results of the STORM study and the resulting impact to the timing of our submission of an MAA for selinexor in multiple myeloma supported by the results of the BOSTON study or any future MAA;
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
•
our reputation may suffer.

Further, we, our collaborators and our clinical trial investigators, currently determine if serious adverse or unacceptable side effects are drug-related. The FDA or foreign regulatory authorities may disagree with our, our collaborators’ or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion by us, our collaborators or our clinical trial investigators that a serious adverse effect or unacceptable side effect was not drug-related. The FDA or foreign regulatory authorities may require more information related to the safety of our products or product candidates, including additional preclinical or clinical data to support approval, which may cause us to incur additional expenses, delay or prevent the approval of one of our product candidates, and/or delay or cause us to change our commercialization plans, or we may decide to abandon the development of the product candidate altogether.

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

We are currently advancing multiple clinical development studies of selinexor and our other product candidates, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled Phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized Phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy. We intend to satisfy the Phase 3 trial requirement though our XPORT-DLBCL-030 study and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval, including as a result of adverse impacts from the ongoing COVID-19 pandemic. If the required post-approval studies fail to verify the clinical benefits of XPOVIO or confirm that the surrogate marker used for accelerated approval of XPOVIO to treat DLBCL showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which would have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval and commercialize our or their product candidates and affect the prices we, or they, may obtain.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our or our collaborators’ product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell or commercialize XPOVIO or any product candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On June 17, 2021, the Court reversed and remanded the Appeals Court ruling, finding that the plaintiffs did not have standing to challenge the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of our products and thus have an adverse impact on our financial position or business operations.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of our approved products. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any approved product. These include the Federal Anti-Kickback Statute, the FCA and federal transparency requirements (and their state analogues), as discussed in Item 1 under the heading “Healthcare Law and Regulation” in our Annual Report.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and vendors. Misconduct by these partners could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state laws, and requirements of foreign jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.

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

Since inception, we have incurred significant operating losses. Our net loss was $53.6 million for the quarter ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $1.2 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product revenue sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and outside of the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
expand our research and development programs, identify additional product candidates and initiate and conduct clinical trials, including clinical trials required by the FDA or other regulatory agencies in addition to those that have been or are currently expected to be conducted;
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

As of June 30, 2021, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Our Revenue Interest Agreement with HCR, as amended, contains various covenants and other provisions, which, if violated, could result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to XPOVIO.

In September 2019, we entered into the Revenue Interest Financing Agreement (“Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) and which was amended in June 2021 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products and limits on our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. In addition, the Amended Revenue Interest Agreement includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, or withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCR may accelerate payments due under the Amended Revenue Interest Agreement up to $249.8 million, less the aggregate of all of the payments previously paid to HCR. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Amended Revenue Interest Agreement and require us to make payments necessary for HCR to receive $135.0 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, then HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets.

Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Senior Notes due 2025 (the “Notes”).

We incurred $172.5 million of indebtedness as a result of the sale of the Notes, $75.0 million as a result of the initial closing pursuant to the Revenue Interest Agreement and $60.0 million following the closing of the Amended Revenue Interest Agreement. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the term of the Amended Revenue Interest Agreement, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of HCR.

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
•
reduce their efforts or discontinue to sell or support, or otherwise not effectively sell or support, XPOVIO;
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

Facilities used by our third-party manufacturers may be inspected by the FDA after we submit an NDA and before potential approval of the product candidate and are also subject to ongoing periodic unannounced inspections by the FDA for compliance with cGMP and other regulatory requirements following approval. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing processes of, and are completely dependent on, our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our products and product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture or are not able to maintain approval, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our products or product candidates as alternative qualified manufacturing facilities may not be available on a timely or cost-efficient basis, or at all. Failure by any of our manufacturers to comply with applicable cGMP regulations or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our products or product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of July 28, 2021, 87 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 20 patents were in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of July 28, 2021, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals, and the KARYFORWARD logo for a SaaS portal related to our financial aid and charitable services. Outside the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. The KARYFORWARD logo is registered or pending in four jurisdictions outside the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $7.78 to $18.17 in the 52 week period ended July 28, 2021. On July 28, 2021, the closing sale price of our common stock on the Nasdaq Global Select Market was $8.79 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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

Securities class action litigation is often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years and we are therefore a target of this type of litigation. For example, we are currently subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part II, Item 1, “Legal Proceedings” in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act, significantly revises the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such NOLs arising in taxable years beginning after January 1, 2021 are generally eligible to be carried back up to five years), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021).

10.2*	Non-Employee Director Compensation Policy, dated as of May 12, 2021.

10.3

Offer Letter, dated as of April 28, 2021, between the Company and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021).

10.4

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Company and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021).

10.5

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Company and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021).

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

KARYOPHARM THERAPEUTICS INC.

Date: August 5, 2021	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2021	By:	/s/ MICHAEL MASON
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)