Form 10-Q
period 2021-09-30
Karyopharm Therapeutics Inc.
filed 2021-11-03
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, there were 75,547,498 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$137,400	$85,918
Short-term investments	66,812	163,322
Accounts receivable	18,752	12,881
Inventory	3,943	2,644
Prepaid expenses and other current assets	12,272	9,285
Restricted cash	2,400	2,481
Total current assets	241,579	276,531
Property and equipment, net	1,574	2,219
Operating lease right-of-use assets	8,297	9,363
Long-term investments	2,005	24,215
Restricted cash	639	722
Total assets	$254,094	$313,050
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$881	$4,450
Accrued expenses	64,698	52,930
Deferred revenue	—	297
Operating lease liabilities	2,163	1,917
Other current liabilities	1,124	609
Total current liabilities	68,866	60,203
Convertible senior notes	169,094	117,928
Deferred royalty obligation	132,478	73,088
Operating lease liabilities, net of current portion	9,633	11,285
Total liabilities	380,071	262,504
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 75,502 and 73,923 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,091,011	1,119,632
Accumulated other comprehensive income	372	518
Accumulated deficit	(1,217,368)	(1,069,611)
Total stockholders’ (deficit) equity	(125,977)	50,546
Total liabilities and stockholders’ (deficit) equity	$254,094	$313,050

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$26,723	$21,330	$68,633	$55,992
License and other revenue	10,966	3	14,917	16,993
Total revenues	37,689	21,333	83,550	72,985
Operating expenses:
Cost of sales	589	438	2,660	1,653
Research and development	45,808	37,037	116,839	113,628
Selling, general and administrative	35,104	30,967	109,284	92,488
Total operating expenses	81,501	68,442	228,783	207,769
Loss from operations	(43,812)	(47,109)	(145,233)	(134,784)
Other income (expense):
Interest income	98	600	527	2,424
Interest expense	(8,010)	(6,801)	(18,106)	(20,068)
Other income (expense), net	18	(141)	393	(177)
Total other expense, net	(7,894)	(6,342)	(17,186)	(17,821)
Loss before income taxes	(51,706)	(53,451)	(162,419)	(152,605)
Income tax provision	(106)	(44)	(389)	(247)
Net loss	$(51,812)	$(53,495)	$(162,808)	$(152,852)
Net loss per share—basic and diluted	$(0.69)	$(0.73)	$(2.17)	$(2.14)
Weighted-average number of common shares outstanding used in net loss per share—basic and diluted	75,461	73,466	75,065	71,479

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(51,812)	$(53,495)	$(162,808)	$(152,852)
Other comprehensive loss
Unrealized (loss) gain on investments	(67)	(319)	(240)	640
Foreign currency translation adjustment	243	31	94	—
Comprehensive loss	$(51,636)	$(53,783)	$(162,954)	$(152,212)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(162,808)	$(152,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	7,355	—
Depreciation and amortization	650	715
Net amortization of premiums and discounts on investments	1,422	710
Amortization of debt discount and issuance costs	581	5,945
Stock-based compensation expense	22,914	18,093
Realized and unrealized gains on marketable equity securities	(15)	—
Inventory obsolescence charge	86	—
Change in fair value of embedded derivative liability	(610)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,871)	(3,200)
Inventory	(1,385)	(1,665)
Prepaid expenses and other current assets	(2,987)	(953)
Operating lease right-of-use assets	1,066	924
Accounts payable	(3,569)	1,437
Accrued expenses and other liabilities	12,283	6,686
Deferred revenue	(297)	(4,236)
Operating lease liabilities	(1,406)	(1,204)
Net cash used in operating activities	(132,591)	(129,600)
Investing activities
Purchases of property and equipment	(5)	(26)
Proceeds from sales and maturities of investments	162,303	162,855
Purchases of investments	(45,228)	(247,911)
Acquired in-process research and development	(6,000)	—
Net cash provided by (used in) investing activities	111,070	(85,082)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,903	161,802
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,849	6,313
Proceeds from Amended Revenue Interest Agreement	60,000	—
Net cash provided by financing activities	72,752	168,115
Effect of exchange rate on cash, cash equivalents and restricted cash	87	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,318	(46,582)
Cash, cash equivalents and restricted cash at beginning of period	89,121	130,689
Cash, cash equivalents and restricted cash at end of period	$140,439	$84,107
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$137,400	$82,301
Short-term restricted cash	2,400	1,088
Long-term restricted cash	639	718
Total cash, cash equivalents and restricted cash	$140,439	$84,107
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$2,444	$2,388
Cash paid for interest on deferred royalty obligation	$5,650	$4,521

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)
Vesting of restricted stock	15	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	3	—	16	—	—	16
Stock-based compensation expense	—	—	7,420	—	—	7,420
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Unrealized loss on investments	—	—	—	(67)	—	(67)
Foreign currency cumulative translation adjustment	—	—	—	243	—	243
Net loss	—	—	—	—	(51,812)	(51,812)
Balance at September 30, 2021	75,502	$8	$1,091,011	$372	$(1,217,368)	$(125,977)

Balance at June 30, 2020	73,366	7	1,101,596	891	(972,695)	129,799
Vesting of restricted stock	10	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	152	—	1,241	—	—	1,241
Stock-based compensation expense	—	—	6,513	—	—	6,513
Unrealized loss on investments	—	—	—	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	31	—	31
Net loss	—	—	—	—	(53,495)	(53,495)
Balance at September 30, 2020	73,528	$7	$1,109,350	$603	$(1,026,190)	$83,770

Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	426	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	365	—	2,849	—	—	2,849
Stock-based compensation expense	—	—	22,914	—	—	22,914
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(240)	—	(240)
Foreign currency cumulative translation adjustment	—	—	—	94	—	94
Net loss	—	—	—	—	(162,808)	$(162,808)
Balance at September 30, 2021	75,502	$8	$1,091,011	$372	$(1,217,368)	$(125,977)

Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	199	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	771	—	6,313	—	—	6,313

Issuance of common stock, net of issuance costs	7,188	—	161,802	—	—	161,802
Stock-based compensation expense	—	—	18,093	—	—	18,093
Unrealized gain on investments	—	—	—	640	—	640
Net loss	—	—	—	—	(152,852)	(152,852)
Balance at September 30, 2020	73,528	$7	$1,109,350	$603	$(1,026,190)	$83,770

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

Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our initial focus has been on seeking the regulatory approval and commercialization of our lead SINE compound, selinexor, as an oral agent in cancer indications with significant unmet clinical need. XPOVIO® (selinexor) received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO® (selinexor), the brand name for selinexor in Europe and the United Kingdom, in combination with dexamethasone, to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2021 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross product revenue	$31,293	$25,322	$84,411	$66,440
Provisions for product revenue	(4,570)	(3,992)	(15,778)	(10,448)
Total product revenue, net	$26,723	$21,330	$68,633	$55,992

As of September 30, 2021 and December 31, 2020, net product revenue of $17.1 million and $12.9 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of September 30, 2021 and December 31, 2020.

4. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$1,711	$1,919
Work in process	1,834	646
Finished goods	398	79
Total inventory	$3,943	$2,644

As of September 30, 2021 and December 31, 2020, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

Inventory is stated net of inventory reserves of $0.4 million and $0.3 million, as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021, we reduced the excess and obsolescence provision by $0.2 million. For the nine months ended September 30, 2021, we recorded an excess and obsolescence provision of $0.1 million. We did not record an excess and obsolescence provision for both the three and nine months ended September 30, 2020.

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

On July 30, 2021, Antengene announced that the South Korean Ministry of Food and Drug Safety approved its New Drug Application for selinexor (i) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti‐CD38 monoclonal antibody and (ii) for the treatment of adult patients with relapsed or refractory DLBCL who have received at least two prior lines of treatment. Under the terms of our license agreement with Antengene, the regulatory approval of these two indications triggered $10.0 million in regulatory milestone payments. Accordingly, during the three months ended September 30, 2021, we received and recognized $9.8 million, net of tax, as license revenue.

We recognized $9.8 million and $11.6 million in license revenue for the three and nine months ended September 30, 2021, respectively, related to our license agreements with Anivive and Antengene. We recognized $14.9 million in license revenue for the nine months ended September 30, 2020 related to our license agreements with Antengene and Ono Pharmaceutical Co., Ltd.

6. Asset Acquisition

On November 24, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain clinical-stage assets from Neumedicines, including HemaMax™, a proprietary recombinant human interleukin 12 (“IL-12”). The acquisition closed on July 22, 2021 (the “Closing”), at which time we paid $6.0 million in cash and issued 150,000 shares of our common stock to Neumedicines, having a total value of approximately $7.4 million. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent and variable cash payments upon the satisfaction of certain development and regulatory milestones. The $7.4 million of consideration was recorded as research and development expense on the condensed consolidated statement of operations for the three months ended September 30, 2021. The $6.0 million cash portion of the consideration was recorded as an investing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

7. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at September 30, 2021 and December 31, 2020.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 12, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “Summary of Significant Accounting Policies,” and Note 15, “Long-Term Obligations” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our financial assets and liability that have been measured at fair value at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$76,132	$76,132	$—	$—
Investments:
Short-term:
Corporate debt securities	44,425	—	44,425	—
Commercial paper	21,491	—	21,491	—
U.S. government and agency securities	896	—	896	—
Long-term:
Corporate debt securities (one to two-year maturity)	2,005	—	2,005	—
	$144,949	$76,132	$68,817	$—
Financial liability
Embedded derivative liability	$3,080		$—	$3,080

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability during the nine months ended September 30, 2021 (in thousands):

Embedded Derivative Liability
Balance as of December 31, 2020	$1,800
Change in fair value since issuance	(610)
Addition of value as a result of Amended Revenue Interest Agreement	1,890
Balance as of September 30, 2021	$3,080

8. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale, as of September 30, 2021 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$44,384	$44	$(3)	$44,425
Commercial paper	21,494	1	(4)	21,491
U.S. government and agency securities	892	4	—	896
Long-term:
Corporate debt securities (one to two-year maturity)	2,005	—	—	2,005
	$68,775	$49	$(7)	$68,817

The following table summarizes our investments in debt securities, classified as available-for-sale, as of December 31, 2020 (in thousands):

	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$136,677	$189	$(33)	$136,833
Commercial paper	23,485	3	(1)	23,487
U.S. government and agency securities	3,002	—	—	3,002
Long-term:
Corporate debt securities (one to two-year maturity)	23,195	126	(12)	23,309
U.S. government and agency securities (one to two-year maturity)	897	9	—	906
	$187,256	$327	$(46)	$187,537

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at September 30, 2021 and December 31, 2020 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 13 and 37 commercial paper and corporate debt securities at September 30, 2021 and December 31, 2020, respectively, that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The following table summarizes these available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$19,396	$(3)	$—	$—	$19,396	$(3)
Commercial paper	13,492	(4)	—	—	13,492	(4)
Total	$32,888	$(7)	$—	$—	$32,888	$(7)

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

9. Net Loss Per Share

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of September 30,
	2021	2020
Outstanding stock options	12,467	11,180
Unvested restricted stock units	2,522	1,631

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three and nine months ended September 30, 2021 and 2020.

10. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$33	$29	$113	$91
Research and development	2,906	2,687	8,952	7,668
Selling, general and administrative	4,481	3,797	13,849	10,334
Total stock-based compensation expense	$7,420	$6,513	$22,914	$18,093

11. Equity

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

We did not sell Open Market Shares under the Open Market Sale Agreement during the three months ended September 30, 2021. We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the nine months ended September 30, 2021. As of September 30, 2021, $100.0 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement.

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

As of September 30, 2021, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balance of the Notes consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Liability component
Principal	$172,500	$172,500
Less: debt discount and issuance costs, net	(3,406)	(54,572)
Net carrying amount	$169,094	$117,928
Equity component	$—	$65,641

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Liability Component of the Notes was 11.85%. As of September 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of September 30, 2021 and December 31, 2020 was approximately $129.5 million and $215.8 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,293	$1,293	$3,881	$3,881
Amortization of debt discount	—	1,929	—	5,661
Amortization of debt issuance costs	195	97	581	284
Total interest expense	$1,488	$3,319	$4,462	$9,826

Future minimum payments on the Notes as of September 30, 2021 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$2,588
2022	5,175
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$195,788
Less: interest and issuance costs	(26,694)
Convertible senior notes	$169,094

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of September 30, 2021, we have made $11.7 million in payments to HCR.

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

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 7, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $3.1 million as of September 30, 2021 and $1.8 million as of December 31, 2020. We recorded a gain on the embedded derivative associated with the First Investment Amount in other (income) expense, net of zero and $0.6 million during the three and nine months ended September 30, 2021, respectively, and did not incur a gain or loss on the embedded derivative during the three and nine months ended September 30, 2020. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of September 30, 2021 was approximately 18.4%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at September 30, 2021 was $129.4 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation at December 31, 2020 was $71.3 million based on $75.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Financing Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at September 30, 2021 and December 31, 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 7, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

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

The commercialization of XPOVIO, for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives and nurse liaisons, and a market access team as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO into the second-line plus multiple myeloma market and penetrate the third-line DLBCL market.

XPOVIO also received its first regulatory approval outside the U.S. in February 2021 with an approval in Israel received by our partner Promedico Ltd., a member of the Neopharm Group, for the treatment of patients with multiple myeloma and DLBCL. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO®(selinexor), the brand name for selinexor in Europe and the United Kingdom, based on the results of the Phase 2b STORM Study, which evaluated selinexor in combination with dexamethasone for the treatment of multiple myeloma in adult patients who have received at least four prior therapies and whose disease is refractory to at least two PIs, two IMiDs and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Based on our submission through the centralized procedure, the European Commission’s marketing authorization is valid in all 27 European Union member countries as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. In addition, in April 2021, the European Medicines Agency validated our Type II variation marketing authorization application based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly selinexor in combination with once-weekly Velcade®(bortezomib) and low-dose dexamethasone compared to standard twice-weekly Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. We expect that the review of our application will be completed in the first half of 2022. Most recently, on July 30, 2021 our partner, Antengene Therapeutics Limited (“Antengene”), announced that the South Korean Ministry of Food and Drug Safety approved its New Drug Application for selinexor for the treatment of patients with multiple myeloma and DLBCL. Under the terms of our license agreement with Antengene, the regulatory approval of these two indications triggered $10.0 million in regulatory milestone payments. Accordingly, we received and recognized $9.8 million, net of tax, as license revenue in the third quarter of 2021.

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

On November 24, 2020, we entered in an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets from Neumedicines, including HemaMax™, a proprietary recombinant human interleukin 12 (“IL-12”). The acquisition of the acquired assets closed on July 22, 2021 (the “Closing”), at which time we paid $6.0 million in cash and issued 150,000 shares of our common stock to Neumedicines for the acquired assets under the Asset Purchase Agreement. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent cash payments upon the satisfaction of certain development milestones. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

In June 2021, we, and certain of our subsidiaries, entered into an amendment of the September 2019 Revenue Interest Financing Agreement (“Revenue Interest Agreement” and as amended, the “Amended Revenue Interest Agreement”) with, among others, HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”). We received $60.0 million, less certain transaction expenses, upon closing of the Amended Revenue Interest Agreement on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 12, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

As of September 30, 2021, we had an accumulated deficit of $1.2 billion. We had net losses of $162.8 million and $152.9 million for the nine months ended September 30, 2021 and 2020, respectively. We anticipate that our expenses will remain consistent as we continue to market XPOVIO in the U.S. and engage in activities to prepare for the potential commercialization of additional indications for selinexor and the potential approval of our other product candidates.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have and may continue to experience disruptions in the future that could impact our results of operations, including product revenue and our financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the availability, administration rates and effectiveness of vaccines and therapeutics against the Delta variant or any other variants as new strains of the virus evolve, the duration and scope of the pandemic, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Product revenue, net	$26,723	$21,330	$5,393	25%
License and other revenue	10,966	3	10,963	> 100%
Operating expenses:
Cost of sales	589	438	151	34%
Research and development	45,808	37,037	8,771	24%
Selling, general and administrative	35,104	30,967	4,137	13%
Loss from operations	(43,812)	(47,109)	3,297	(7)%
Other expense, net	(7,894)	(6,342)	(1,552)	24%
Loss before income taxes	(51,706)	(53,451)	1,745	(3)%
Income tax provision	(106)	(44)	(62)	< (100)%
Net loss	$(51,812)	$(53,495)	$1,683	(3)%

Product revenue, net. We recognized $26.7 million and $21.3 million of net product revenue in the three months ended September 30, 2021 and 2020, respectively, from U.S. commercial sales of XPOVIO.

License and other revenue. We recognized $11.0 million of license and other revenue for the three months ended September 30, 2021, consisting of $9.8 million in milestone payments from Antengene following the July 2021 approval of selinexor for the treatment of patients with multiple myeloma and DLBCL in South Korea and $1.2 million of revenue associated with named patient programs. We expect license and other revenue will decrease in the fourth quarter of 2021, as compared to the third quarter of 2021, due primarily to the recognition of $9.8 million from milestone payments received from Antengene in the third quarter of 2021 following the South Korean approval of selinexor in two indications.

Cost of sales. During the three months ended September 30, 2021 and 2020, we recorded $0.6 million and $0.4 million, respectively, of cost of sales, including $0.2 million and $0.1 million, respectively, related to royalties. The cost of sales during the three months ended September 30, 2021 and 2020 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At September 30, 2021, we had $2.1 million of this previously expensed XPOVIO and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We expect cost of sales to remain relatively consistent in the fourth quarter of 2021 as compared to the third quarter of 2021.

Research and development expense. Research and development expense increased by approximately $8.8 million to $45.8 million for the three months ended September 30, 2021 from approximately $37.0 million for the three months ended September 30, 2020. The increase was primarily related to:

•
an increase of $7.4 million in costs in connection with the acquisition of certain assets from Neumedicines in the third quarter of 2021;
•
an increase of $2.0 million in personnel costs, primarily related to an increase in headcount and compensation costs; and
•
an increase of $1.1 million in travel, consulting and professional costs; partially offset by
•
a decrease of $1.2 million in clinical trial costs, primarily related to the COVID-19 trial activity in the third quarter of 2020 that did not occur in 2021; and
•
a decrease of $0.5 million in facility and information technology infrastructure costs.

We expect our research and development expense to decrease in the fourth quarter of 2021 as compared to the third quarter of 2021 due to the one-time costs incurred related to the acquisition of certain assets from Neumedicines in the third quarter of 2021.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $4.1 million to $35.1 million for the three months ended September 30, 2021 from approximately $31.0 million for the three months ended September 30, 2020. The increase was primarily related to:

•
an increase of $2.6 million in personnel costs, primarily related to an increase in headcount and compensation costs;
•
an increase of $0.7 million in travel, consulting and professional costs;
•
an increase of $0.5 million in facility and information technology infrastructure costs; and
•
an increase of $0.3 million in commercial-related activities.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter of 2021 as compared to the third quarter of 2021.

Other Expense, net. Other expense, net increased from $6.3 million for the three months ended September 30, 2020 to $7.9 million for the three months ended September 30, 2021. The net increase of approximately $1.6 million was primarily due to an increase in interest expense of $1.2 million, coupled with a decrease in interest income of $0.5 million. Interest expense related to our Amended Revenue Interest Agreement increased $3.0 million in the third quarter of 2021 compared to the third quarter of 2020 due to the increased deferred royalty obligation following the June 2021 amendment of our Revenue Interest Agreement, and interest expense related to our 3.00% senior convertible notes due 2025 (the “Notes”) decreased by $1.8 million, as a result of the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASU 2020-06”), on January 1, 2021. Post adoption of ASU 2020-06, we are no longer amortizing the debt discount to non-cash interest expense, and therefore, interest expense in the three months ended September 30, 2021, related to the Notes, decreased as compared to the three months ended September 30, 2020. We expect other expense, net to increase in the fourth quarter of 2021 as compared to the third quarter of 2021 due to the increased royalty rates and related balance under the Amended Revenue Interest Agreement.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Product revenue, net	$68,633	$55,992	$12,641	23%
License and other revenue	14,917	16,993	(2,076)	(12)%
Operating expenses:
Cost of sales	2,660	1,653	1,007	61%
Research and development	116,839	113,628	3,211	3%
Selling, general and administrative	109,284	92,488	16,796	18%
Loss from operations	(145,233)	(134,784)	(10,449)	8%
Other expense, net	(17,186)	(17,821)	635	(4)%
Loss before income taxes	(162,419)	(152,605)	(9,814)	6%
Income tax provision	(389)	(247)	(142)	57%
Net loss	$(162,808)	$(152,852)	$(9,956)	7%

Product revenue, net. We recognized $68.6 million and $56.0 million of net product revenue in the nine months ended September 30, 2021 and 2020, respectively, from U.S. commercial sales of XPOVIO.

License and other revenue. We recognized $14.9 million and $17.0 million of license and other revenue for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we recognized $10.1 million pursuant to our license agreement with Antengene, $3.3 million of revenue associated with named patient programs, and $1.5 million pursuant to our license agreement with Anivive Lifesciences, Inc. During the nine months ended September 30, 2020, we recognized $13.8 million pursuant to the license agreement with Antengene, $2.2 million upon reacquisition of the exclusive development and commercial rights from Ono Pharmaceutical Co., Ltd., and $1.0 million related to clinical supply provided to various partners, as well as grant revenue pursuant to a government grant arrangement.

Cost of sales. During the nine months ended September 30, 2021 and 2020, we recorded $2.7 million and $1.7 million, respectively, of cost of sales, including $0.4 million and $1.0 million, respectively, related to royalties.

Research and development expense. Research and development expense increased approximately $3.2 million to $116.8 million for the nine months ended September 30, 2021 from approximately $113.6 million for the nine months ended September 30, 2020. The increase was primarily related to:

•
an increase of $7.4 million in costs in connection with the acquisition of certain assets from Neumedicines in the third quarter of 2021; and
•
an increase of $5.4 million in personnel costs, primarily related to an increase in headcount and compensation costs; partially offset by
•
a decrease of $5.3 million in clinical trial costs, primarily related to the COVID-19 trial activity in 2020 that did not occur in 2021;
•
a decrease of $3.4 million in travel, consulting and professional costs; and
•
a decrease of $0.9 million in facility and information technology infrastructure costs.

Selling, general and administrative expense. Selling, general and administrative expense increased approximately $16.8 million to $109.3 million for the nine months ended September 30, 2021 from approximately $92.5 million for the nine months ended September 30, 2020. The increase was primarily related to:

•
an increase of $10.0 million in personnel costs, primarily related to an increase in headcount and compensation costs;
•
an increase of $5.1 million in commercial-related activities;
•
an increase of $1.5 million in travel, consulting and professional costs; and
•
an increase of $0.2 million in facility and information technology infrastructure costs.

Other Expense, net. Other expense, net decreased slightly from $17.8 million for the nine months ended September 30, 2020 to $17.2 million for the nine months ended September 30, 2021. The net decrease of approximately $0.6 million was primarily due to a decrease in interest expense of $2.0 million, a $0.6 million realized gain resulting from the mark-to-market adjustment on our embedded derivative liability related to our deferred royalty obligation, offset by an increase in interest income of $1.9 million. Interest expense related to our Amended Revenue Interest Agreement increased $3.4 million and interest expense related to the Notes decreased $5.4 million, as a result of the adoption of ASU 2020-06 on January 1, 2021. Post adoption of ASU 2020-06, we are no longer amortizing the debt discount to non-cash interest expense, and therefore, interest expense in the nine months ended September 30, 2021, related to the Notes, decreased as compared to the nine months ended September 30, 2020.

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

As of September 30, 2021, our principal source of liquidity was $206.2 million of cash, cash equivalents and investments. We have had recurring losses and incurred a loss of $162.8 million for the nine months ended September 30, 2021. Net cash used in operations for the nine months ended September 30, 2021 was $132.6 million. We expect that our cash, cash equivalents and investments at September 30, 2021 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Agreement. Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million, less certain transaction expenses, on June 23, 2021. The Amended Revenue Interest Agreement also provides that we will be entitled to receive two additional payments of $20.0 million each upon the achievement of certain prespecified development and commercial milestones and subject to certain conditions. For additional information on the Amended Revenue Interest Agreement, see Note 12, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. As of September 30, 2021, $100.0 million of shares of our common stock may be issued and sold under the Open Market Sale Agreement. We did not sell shares under the Open Market Sale Agreement during the three months ended September 30, 2021. We sold an aggregate of 638,341 shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the nine months ended September 30, 2021.

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

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(132,591)	$(129,600)
Net cash provided by (used in) investing activities	111,070	(85,082)
Net cash provided by financing activities	72,752	168,115
Effect of exchange rate	87	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,318	$(46,582)

Operating activities. The net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by our increased loss from operations during that period as well as the acquisition of certain assets from Neumedicines.

Investing activities. The net cash provided by (used in) investing activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily reflects a $202.7 million decrease in the purchases of investments, offset by a $6.0 million increase in acquired in-process research and development related to the acquisition of certain assets from Neumedicines and a $0.6 million decrease in proceeds from the sales and maturities of investments.

Financing activities. The net cash provided by financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, reflects a decrease of $95.4 million. The decrease was primarily due to our $60.0 million cash inflow from the Amended Revenue Interest Agreement, coupled with $9.9 million in net cash proceeds from the sale of shares of our common stock under our Open Market Sale Agreement in the first nine months of 2021, compared to net cash proceeds of $161.8 million from the sale of shares of our common stock from the follow-on offering under our shelf registration statement on Form S-3 during the first nine months of 2020. There was also a decrease in proceeds from the exercise of stock options in the first nine months of 2021 compared to the first nine months of 2020, of $3.5 million.

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

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three and nine months ended September 30, 2021 and September 30, 2020.

Contractual Obligations

We have contractual obligations under our Notes and under our Amended Revenue Interest Agreement as disclosed in Note 12, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $206.2 million as of September 30, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2021, the court issued a decision dismissing the securities class action complaint, and an order of dismissal was issued on the same date. On August 20, 2021, Plaintiff filed a Notice of Appeal. On October 19, 2021, Plaintiff/Appellant filed his opening brief with the United States Court of Appeals for the First Circuit. While we cannot predict the outcome of the appeal, we believe the appeal is without merit and intend to defend vigorously against this litigation. The shareholder derivative suit remains stayed.

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

References to XPOVIO® (selinexor) also refer to NEXPOVIO® (selinexor) when discussing its approval outside of the U.S.

Risks Related to Commercialization and Product Development

Our business is substantially dependent on the commercial success of XPOVIO. If we, either alone or with our collaborators, are unable to successfully commercialize current and future indications of XPOVIO or other products or product candidates on a timely basis, including achieving widespread market acceptance by physicians, patients, third-party payors and others in the medical community, our business, financial condition and future profitability will be materially harmed.

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators' ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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
•
the competitive landscape for our products, including the timing of new competing products entering the market and the level and speed at which these products achieve market acceptance;
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
•
acceptance of current and future indications of XPOVIO and, if approved, our product candidates, by patients, the medical community and third-party payors;
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

If we do not achieve one or more of these factors in a timely manner, or at all, either on our own or with our collaborators, we could experience significant delays or an inability to successfully commercialize XPOVIO or our product candidates, if approved, which would materially harm our business.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. For example, BLENREP (belantamab mafodotin) and ABECMA® (idecabtagene vicleucel) were approved for the treatment of multiple myeloma by the FDA in 2020 and 2021, respectively. In addition, several new mechanism of actions are in clinical development and may be introduced into the multiple myeloma market, which may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business—Competition in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021 (“Annual Report”) for more information on competition.

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

Further, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are or are perceived to be more effective, safer, more tolerable, more convenient and/or less costly than any of our currently approved products or product candidates or that would render our products obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we, or our collaborators, may obtain approval for ours, which could result in our competitors establishing a stronger market position before we, or our collaborators, are able to enter the market or preventing us, or our collaborators, from entering into a particular indication at all.

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

Clinical development is a lengthy and expensive process, with uncertain timelines and outcomes. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of XPOVIO, our product candidates or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design and implement, inherently uncertain as to outcome and can fail at any stage of testing. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of XPOVIO or our product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or our collaborators’ ability to receive marketing approval of our product candidates, including, but not limited to, the following:

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

Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021 and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drug applications and handle remote site monitoring visits.

If we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, on a timely basis or at all, and/or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we, or our collaborators, may:

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

Even if we, or our collaborators, complete the necessary preclinical studies and clinical trials for our product candidates, the marketing approval process is expensive, time-consuming and uncertain and we or they may not receive approvals for the commercialization of some or all of our or their product candidates in a timely manner, or at all.

Our long-term success and ability to sustain and grow revenue depends on our and our collaborators’ ability to continue to successfully develop our product candidates and obtain regulatory approval to market our or their products both in and outside of the U.S. The FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country, impose substantial requirements on the development of product candidates to become eligible for marketing approval and have substantial discretion in the process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, the FDA and foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor or any of our product candidates is safe and effective. If we are required to conduct additional clinical trials of selinexor or our product candidates prior to approval of additional indications in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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
•
regulatory authorities could analyze and/or interpret data from clinical trials and preclinical testing in different ways than we, or our collaborators, interpret them and determine that our data is insufficient for approval;
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
•
regulatory authorities may not agree with our or our collaborators’ regulatory approval strategies or components of our or their regulatory filings, such as the design or implementation of the relevant clinical trials; or
•
a product may not be approved for the indications that we, or our collaborators, request or may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

Serious adverse or unacceptable side effects related to XPOVIO or future products or product candidates may delay or prevent their regulatory approval, cause us or our collaborators to suspend or discontinue clinical trials, limit the commercial value of approved indications or result in significant negative financial consequences following any marketing approval.

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
•
delays or difficulties in enrolling patients in our clinical trials;

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
•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which has and may impact regulatory review and approval timelines, such as the EMA review of our MAA for selinexor in multiple myeloma based on the results of the BOSTON study or any future MAA, including as the result of the EMA’s current scheduling delays for inspections due to certain COVID-19 related restrictions;
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

The full extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the availability, administration rates and effectiveness of vaccines and their effectiveness against the Delta variant or any other variants as new strains of the virus evolve, and therapeutics and future developments, all of which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, including the emergence of new variants of COVID-19, such as the Delta variant, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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

We are currently advancing multiple clinical development studies of selinexor and our product candidates, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to maintain or expand our sales, marketing and distribution capabilities, we may not be successful in commercializing XPOVIO or any of our products or product candidates, if approved, that we may acquire or develop.

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we will need to substantially evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside of the U.S.

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

Even if we, or our collaborators, are able to effectively commercialize XPOVIO or any approved product candidate that we may develop or acquire, the products may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. As a result, we might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we, or our collaborators, are able to generate from product sales in that country. In the U.S., approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from the Congress, regulatory authorities, payers, patients and pathway organizations of the pricing of pharmaceutical products. Adverse pricing limitations may also hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our, and our collaborators', ability to successfully commercialize XPOVIO or any of our product candidates that we may develop or acquire will depend, in part, on the extent to which reimbursement for these products is available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products by third-party payors. Even with payer coverage, patients may be unwilling or unable to pay the copay required and may choose not to take XPOVIO.

A primary trend in the healthcare industry in the U.S. and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Accordingly, we cannot be sure that reimbursement will be or will continue to be available for XPOVIO and any product that we, or our collaborators, commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for or the price of XPOVIO or any product candidate for which we, or our collaborators, obtain marketing approval. If reimbursement is not available or is available only at limited levels, we, or our collaborators, may not be able to successfully commercialize XPOVIO or any other approved products.

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

Although our operations are primarily based in the U.S., we conduct business outside of the U.S. and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside of the U.S. In addition, we and our collaborators are seeking and continue to plan to seek approvals to sell our and their products in foreign countries. Any business that we, or our collaborators, conduct outside of the U.S. will be subject to additional risks that may materially adversely affect our or their ability to conduct business in international markets, including:

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

Risks Related to Regulatory Matters

We, or our collaborators, may seek approval from the FDA or comparable foreign regulatory authorities to use accelerated development pathways for our product candidates. If we, or our collaborators, are not able to use such pathways, we, or they, may be required to conduct additional clinical trials beyond those that we contemplate, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we, or they, receive them at all. In addition, even if an accelerated approval pathway is available to us, or our collaborators, it may not lead to expedited approval of our product candidates, or approval at all.

Under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Prior to seeking such accelerated approval, we, or our collaborators, will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or our collaborators', surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or our collaborators, will decide to pursue or submit any additional New Drug Applications (“NDA”) for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Under accelerated or conditional approval regulations of the FDA or comparable foreign regulatory authorities, we, and our collaborators, must comply with post-approval development and regulatory requirements to maintain the approval of XPOVIO or any future approved products and, if we, or our collaborators, fail to do so, the FDA or comparable foreign regulatory authorities could withdraw its approval of XPOVIO or any future approved products for the indication that received accelerated or conditional approval, which would lead to substantially lower revenues.

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

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed or refractory DLBCL, or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization in the European Union (the “EU”) with a 12 month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use finds that all four requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to need for further data. Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive.

In March 2021, we received conditional marketing authorization from the European Commission for NEXPOVIO to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. This marketing authorization, or any others we, or our collaborators, obtain from the European Commission in the future, is valid for a period for one year and could be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we, or our collaborators, are not able to fulfill these specific obligations set out in the conditional marketing authorization requirements (which include the presentation of additional clinical data on the safety and efficacy for NEXPOVIO), the marketing authorization for the EU may not be prolonged and we, or our collaborators, will no longer be able to market NEXPOVIO in the EU.

XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market, and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, as a condition of the XPOVIO approval by the FDA for the multiple myeloma and DLBCL indications, we are required to complete certain post-marketing commitments. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice (the “DOJ”), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In addition, later discovery of previously unknown AEs or other problems with our products or their manufacturers or manufacturing processes, data integrity issues with regulatory filings, or failure to comply with regulatory requirements, may yield various results, including:

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

If we, or our collaborators, do not comply with these and other applicable requirements, we, or they, may face enforcement actions by the European regulatory authorities that adversely affect our or their ability to market products in Europe and would have a material impact on our business.

Our or our collaborators’ failure to obtain marketing approval in foreign jurisdictions would prevent our or their product candidates from being marketed abroad, and any approval we are granted for product candidates in the U.S. does not assure approval of product candidates in foreign jurisdictions.

In order to market and sell our products in the EU and many other jurisdictions, we and our current or future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval outside of the U.S. may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the U.S. generally includes at least all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We, and our collaborators, may not obtain approvals from regulatory authorities outside of the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We, or our collaborators, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our or their products in any market.

In June 2016, the electorate in the United Kingdom (“UK”) voted in favor of leaving the EU, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the EU on January 31, 2020 and the EU rules and regulations ceased to apply to the UK starting on January 1, 2021. In December 2020, the UK government and the EU agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK, which remains uncertain. We, and our collaborators, are continuing to analyze how Brexit and the recently concluded trade agreement will affect the future regulatory regime for pharmaceutical products in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us, or our collaborators, from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we, or our collaborators, may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

Further, we expect that we, or our collaborators, will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the U.S., including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the U.S.

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

Even if we, or any of our collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for XPOVIO or for any of our or their approved products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and our collaborators, may not be able to promote any product we develop for indications or uses for which they are not approved.

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

Accordingly, in connection with our currently approved products and assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, regulatory authorities could withdraw the marketing approvals of our products, and our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval and commercialize our or their product candidates and affect the prices we, or they, may obtain.

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria and new payment methodologies that govern XPOVIO or any other approved product and/or the level of reimbursement physicians receive for administering XPOVIO or any other approved product we, or our collaborators, might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from XPOVIO or from product candidates for which we, or our collaborators, may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

Further, outside of the US, including the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Further, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the Order directs the Department of Health and Human Services to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” More recently, on August 21, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued a new proposed rule similar to the previous administration’s “Most Favored Nation” drug pricing initiative under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries. The proposed rule is meant to address certain legal issues by codifying the earlier interim rule, which had been the subject of substantial litigation. With issuance of the proposed rule, CMS stated that it will “carefully consider the comments we received on the November 2020 interim final rule as we explore all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care."

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

Finally, outside the U.S., in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies.

These measures, as well as others adopted in the future, may result in additional downward pressure on the price that we receive for XPOVIO or any other approved product we might bring to market. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from XPOVIO or from product candidates that we, or our collaborators, may successfully develop and for which we, or they, may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, we may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for our covered outpatient drugs.

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

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

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

Laws and regulations governing international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

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

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with XPOVIO and any of our product candidates, if approved, which could impact our ability to maximize product revenue.

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

Since inception, we have incurred significant operating losses. Our net loss was $162.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $1.2 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, issuance of convertible debt, proceeds from a revenue interest financing agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and outside of the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
obtaining sufficient pricing, coverage and reimbursement for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes;
•
initiating and successfully completing clinical trials required to file for, obtain and maintain marketing approval for our product candidates;
•
obtaining and maintaining regulatory approvals, either by us or our collaborators, and the timing of such approvals;
•
manufacturing at commercial scale;
•
establishing and managing any collaborations for the development, marketing and/or commercialization of our products and product candidates, including the level of success of our collaborators’ efforts and the timing and amount of any milestone or royalty payments we may receive;
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
•
obtain and maintain regulatory approval for XPOVIO, including completing any required post-marketing requirements to the satisfaction of the FDA or other regulatory agencies;
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

We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts.

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

As of September 30, 2021, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, progress, results, timing and costs of our current and planned development efforts and regulatory review of our product candidates;
•
the amount and timing of revenues from sales of XPOVIO, or any other product candidate that we develop or acquire;
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

Our drug development programs and the commercialization of our products and product candidates, if approved, require substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are parties to a license arrangement with Antengene and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other SINE compounds for indications outside of oncology. For example, we expect to rely on additional partners to develop and commercialize our products outside of the U.S. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

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
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable products or product candidates or to enter into new collaboration agreements;
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

We rely on third parties to conduct investigator-sponsored clinical trials of selinexor and our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for selinexor and our product candidates.

We rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to selinexor and our product candidates. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design, execution of the trials, safety concerns or other trial results.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of October 27, 2021, 90 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 22 patents were in force that relate to our PAK4/NAMPT inhibitors, including two composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of October 27, 2021, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $4.42 to $18.00 in the 52 week period ended October 27, 2021. On October 27, 2021, the closing sale price of our common stock on the Nasdaq Global Select Market was $5.21 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

•
our failure to successfully execute on our commercialization strategy for XPOVIO or our product candidates, if approved;
•
the level of success of competitive products or technologies;
•
results, delays in, or the halting of our clinical trials or those of our competitors, including reports of AEs related to the use of our products;
•
announcements by us or our competitors of new products, significant mergers, acquisitions, licenses or joint ventures;
•
commencement or termination of collaborations for our development programs and the commercialization of our products;
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

Securities class action litigation is often brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years and we are therefore a target of this type of litigation. For example, we are currently subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part II, Item 1, “Legal Proceedings” in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. Further, from time to time we issue guidance on our expected financial performance for future periods, such as our expectations regarding our non-GAAP research and development and selling, general and administrative expenses, and expectations for our cash, cash equivalents and investments available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our actual results differ materially from our guidance, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Amendment to Asset Purchase Agreement, dated as of July 17, 2019, by and between the Registrant and Biogen MA Inc.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 3, 2021	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: November 3, 2021	By:	/s/ MICHAEL MASON
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)