Form 10-K
period 2021-12-31
Karyopharm Therapeutics Inc.
filed 2022-03-01
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2021 was approximately $738.5 million. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 22, 2022: 79,160,016.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

References to XPOVIO® (selinexor) also refer to NEXPOVIO® (selinexor) when discussing its approval and commercialization outside of the U.S.

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

Risks Related to Commercialization and Product Development

•
If we are unable to successfully commercialize XPOVIO or our other products or product candidates in and outside of the U.S., including achieving widespread market acceptance by physicians, patients, and third-party payors, our business, financial condition and future profitability will be materially harmed.
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
•
Our employees, independent contractors, consultants, collaborators and vendors may engage in misconduct or other improper activities, which could cause significant liability for us.
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

Risks Related to Employee Matters and Managing Growth

•
We may not be able to retain key members of our management team and to attract, retain and motivate qualified personnel.
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

PART I

Item 1. Business

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds, representing a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need, were the first oral XPO1 inhibitors to receive marketing approval. Our lead asset, XPOVIO® (selinexor), received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was supported by data from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study (the “BOSTON Study”);
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“PIs”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody (“mAb”). We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was supported by data from the STORM (Selinexor Treatment of Refractory Myeloma) study (the “STORM Study”); and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was supported by data from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study (the “SADAL Study”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s).

In April 2021, we added three new tablets of varying strength, 40 mg, 50 mg and 60 mg, for XPOVIO following FDA approval, in addition to the original 20 mg strength tablets.

The commercialization of XPOVIO in the U.S., for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives, nurse liaisons and a market access team, as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories, as described under “Collaborations” below. We have received the following regulatory approval for NEXPOVIO outside of the U.S.:

•
European Union: Conditional approval received in March 2021 from the European Commission (“EC”) for NEXPOVIO in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma in 27 European Union (“EU”) member countries as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. As discussed below, in December 2021, we entered into a license agreement (the “Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor for all human oncology indications in Europe and other key global territories.
•
United Kingdom: Conditional approval received in May 2021 from the United Kingdom’s Medicines & Healthcare Products Regulatory Agency for NEXPOVIO in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma. Under the terms of the Menarini Agreement, Menarini obtained the exclusive rights to commercialize NEXPOVIO in the United Kingdom.

Our partners have received the following regulatory approvals for XPOVIO outside of the U.S.:

•
Singapore: Approval received in March 2022 for XPOVIO (a) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (b) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two PIs, at least two IMiDs, and an anti‐CD38 mAb; and (c) for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of therapy who are not eligible for haematopoietic cell transplant.
•
Mainland China: Conditional approval received in December 2021 from the China National Medical Products Administration for XPOVIO in combination with dexamethasone in patients with relapsed or refractory multiple myeloma who have received prior therapies and whose disease is refractory to at least a PI, an IMiD, and an anti-CD38 mAb.
•
South Korea: Approval received in July 2021 for XPOVIO (a) in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma; and (b) as a monotherapy for the treatment of adult patients with relapsed or refractory DLBCL who have received at least two prior lines of treatment.
•
Israel: Approval received in February 2021 for XPOVIO (a) in combination with dexamethasone for the treatment of adult patients with relapsed refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, at least one IMiD, and an anti-CD38 mAb, and (b) for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In January 2022, approval was also received for XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy.

In addition, in April 2021, the European Medicines Agency (“EMA”) validated our Type II variation to the marketing authorization application (“MAA”) based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly administration of selinexor in combination with once-weekly administration of Velcade® (bortezomib) and low-dose dexamethasone compared to standard twice-weekly administration of Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. In January 2022, as part of the MAA approval process, the EMA conducted a preapproval good clinical practices (“GCP”) inspection at our corporate headquarters, which was also attended by the FDA. In addition, an inspection of one of the clinical trial sites that participated in the BOSTON Study took place in late 2021. In February 2022, the EMA issued its initial GCP inspection reports, which included certain questions and findings. We have promptly addressed the questions and findings included in the inspection reports, however, there can be no assurances that our proposals will be acceptable to the EMA. We expect that the review of the Type II variation will be completed in the first half of 2022.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor and eltanexor as oral agents in multiple myeloma, endometrial cancer, myelofibrosis (“MF”), myelodysplastic syndromes (“MDS”) and in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor. In addition to selinexor and eltanexor, we continue to advance our pipeline of novel drug candidates, including verdinexor, our other oral SINE compound, KPT-9274 and a proprietary recombinant human interleukin 12 (“IL-12”).

On February 8, 2022, we announced top-line results from our Phase 3 SIENDO study evaluating the efficacy and safety of selinexor for front-line maintenance therapy in patients with advanced or recurrent endometrial cancer (the “SIENDO Study”). On February 25, 2022, we attended a pre-supplemental New Drug Application (“sNDA”) submission meeting with the FDA during which we received feedback, including that the top-line results from the SIENDO Study are unlikely to support an sNDA approval. Considering the FDA’s feedback, we intend to initiate a new placebo-controlled randomized clinical study of selinexor in patients with p53 wild-type with advanced or recurrent endometrial cancer this year.

In December 2021, the National Comprehensive Cancer Network (“NCCN”) added a selinexor combination regimen with carfilzomib and dexamethasone to its Clinical Procedure Guidelines in Oncology for Previously Treated Myeloma (the “NCCN Guidelines”). This is in addition to three selinexor combination regimens that were added to the guidelines in December 2020, including (i) selinexor/bortezomib/dexamethasone (once-weekly), which also received a Category 1 recommendation, which represents the highest designation assigned by NCCN, indicating the recommendation is based upon high-level evidence and that there is uniform NCCN consensus that the intervention is appropriate; (ii) selinexor/daratumumab/dexamethasone; and (iii) selinexor/pomalidomide/dexamethasone, which is an all-oral treatment regimen. The NCCN Guidelines are a comprehensive set of guidelines detailing the sequential management decisions and interventions that currently apply to 97% of cancers affecting patients in the U.S. and are intended to ensure that all patients receive preventive, diagnostic, treatment and supportive services that will most likely lead to optimal outcomes.

Our Strategy

At Karyopharm we are passionate about our mission to positively impact patient lives and defeat cancer. With our first-in-class SINE technology, our foundation is in our science. Our vision is to be a leading innovator that develops and commercializes transformative medicines for patients and society. There are five key pillars that we believe will drive our underlying value and provide significant market opportunities for us.

•
Maximize the Commercial Value of XPOVIO in Multiple Myeloma. We are building upon our existing U.S. multiple myeloma foundation as we continue to expand the breadth and depth of XPOVIO’s use with earlier line patients. We expect to focus on growing sales in our approved U.S. indications by establishing XPOVIO as a new effective modality that can become a standard of care in the second to fourth-line treatment setting following treatment with anti-CD38 therapy. With our global partners, we plan to maximize the global opportunity to bring XPOVIO to patients worldwide.
•
Bring Selinexor to Patients with p53 Wild-type with Endometrial Cancer. We are focused on the potential to bring selinexor to patients with p53 wild-type with endometrial cancer, as there are no approved treatments for maintenance therapy following chemotherapy in any line of treatment.
•
Focus on our Prioritized Clinical Pipeline. Our science enables us to make a big difference in the lives of patients and we are focused on four priority clinical programs: multiple myeloma, endometrial cancer, MF, and MDS. Our clinical pipeline has been consciously and strategically focused to target cancers with high unmet need and a high probability of success based on the potential to provide meaningful clinical benefit to patients, potential regulatory approval, and supportive data. We will also continue to expand our understanding of the role nuclear transport plays in the underlying biology of cancer through focused signal seeking activities to identify future opportunities in other oncology indications for our SINE technology that may provide support for additional clinical investigation.
•
Provide Strong Leadership. We believe we have the right people in place and a strong leadership team with the ability to help position us to achieve scientific, clinical and commercial goals and to execute on our key corporate objectives. We strive to be a top-talent destination for those who desire to make a difference in patients’ lives.
•
Maintain a Well-capitalized Business to Execute our Core Objectives. We are focused on maintaining a well-capitalized business that will enable the advancement of our clinical development opportunities.

Our Programs to Treat Cancer

Overview

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

Many tumor suppressor proteins can only function properly when they are located inside of a cell’s nucleus. Proteins, however, are not made inside the nucleus but rather are made outside of the nucleus in an area called the cytoplasm. A membrane, called the nuclear membrane, separates the nucleus from the cytoplasm. Larger nuclear proteins, including tumor suppressor proteins, must be transported from the cytoplasm where they are brought into the nucleus to perform their functions in keeping a cell healthy. Similarly, when they have completed their normal functions, these proteins are typically exported back into the cytoplasm. Proteins move between the nucleus from the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules, including many other proteins and ribonucleic acids (“RNAs”), enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins, which mediate the import of macromolecules into the nucleus, are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins. Therefore, the processes of import and export are carried out separately and are typically regulated independently.

One way that cancers evade detection from the body’s own defense mechanisms is by removing tumor suppressor proteins from within the cell nucleus via an overproduction of a specific chaperone protein called XPO1. XPO1 is one of eight exportins that have been identified in human cells, and it exports over 220 proteins referred to as its “cargo proteins.” In particular, XPO1 appears to be the sole exporter for most of the tumor suppressor proteins including p53, p73, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E, which itself binds to the mRNAs that code for these proteins (“eIF4E” and also called the “mRNA cap binding protein”). eIF4E binds to the mRNAs for many growth-regulating proteins, including c-myc, bcl-2, bcl-6 and cyclin D, and depends on XPO1 to help carry these growth-promoting mRNAs from the nucleus into the cytoplasm where the mRNAs are efficiently translated into proteins. XPO1 also exports the anti-inflammatory (and anti-tumor) protein IκB, which inhibits a protein called NF-κB. NF-κB is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases.

In nearly all cancer cells, XPO1 levels are reported to be elevated when compared to their healthy cell counterparts. Therefore, these elevated levels of XPO1 in cancer cells mediate the rapid export of tumor suppressor proteins as well as IκB and eIF4E out of the nucleus and can lead to reduced monitoring for DNA damage, the normal triggering of apoptosis and increased NF-κB activity. Higher levels of XPO1 expression in cancer cells is also generally correlated with resistance to chemotherapy and poor prognosis in patients.

Mechanism of Action of Our SINE Compounds - Inhibition of XPO1

Selinexor and eltanexor are novel therapies that are first-in-class, oral SINE compounds specifically designed to force nuclear accumulation in the levels of multiple tumor suppressor and growth regulatory proteins. One of the ways a cell regulates the function of a particular protein is by controlling that protein’s location within the cell since certain functions may only occur within a particular location in the cell. As described above, the nuclear pore is a complex gate between the nucleus and cytoplasm, regulating the import and export of most large molecules, called macromolecules, including many proteins, into and out of the nucleus. In healthy cells, nuclear transport, both into and out of the nucleus, is a normal and regular occurrence that is tightly regulated and requires the presence of specific carrier proteins. XPO1 mediates the transport of the majority of tumor suppressor proteins and appears to be the only mediator of nuclear export for these proteins.

XPO1 inhibitors, such as selinexor and eltanexor, block the nuclear export of tumor suppressor, growth-regulating, and anti-inflammatory proteins, leading to accumulation of these proteins in the nucleus and enhancing their anti-cancer activity in the cell. The forced nuclear retention of these proteins can counteract a multitude of the oncogenic pathways that allow cancer cells with severe DNA damage to continue to grow and divide in an unrestrained fashion. Because normal cells have little or no DNA damage, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins and oncoprotein mRNAs.

Cell Membrane
Nuclear Envelope
Nuclear Pore Complex
Cytoplasm
Selinexor
and Eltanexor
Nucleus
Tumor Suppressor Proteins
p53
pRb
p21
IkB
BRCA1
FOXO3a
Oncoprotein mRNA
eIF4E
c-Myc
Bcl-6
Bcl-2
Cyclin D1
Pim1
MDM2
Glucocorticoid Receptor
XPO1

We believe that the novel mechanism of action, oral administration and low levels of major organ toxicities observed to date in patients treated with our SINE compounds, along with encouraging efficacy data, support the potential for their broad use across many cancer types, including both hematological and solid tumor malignancies. Unlike many other targeted therapeutic approaches that only work for a specific set of cancers or in a specific subgroup of patients, we believe that by restoring tumor suppressor proteins to the nucleus where they can assess a cell’s DNA, our SINE compounds may provide therapeutic benefits across a broad range of both hematological and solid tumor malignancies and can potentially benefit a wider range of patients. Additionally, and as supported by its mechanism of action, and preclinical, clinical and post-approval data, we believe that our SINE compounds have shown additive or synergistic benefit with approved and experimental therapies in treating cancer patients and, therefore, have the potential to serve as a backbone therapy across multiple hematological and solid tumor malignancies as part of a variety of combination therapies.

Our Pipeline and Key Clinical Trials

Oral selinexor and eltanexor are being evaluated in multiple mid to late-stage clinical trials in patients with hematological and solid tumor malignancies, often in the relapsed and/or refractory setting. In general, relapsed disease refers to disease that progresses following the expiration of a specified period of time after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within a specified period of time after discontinuation of therapy. Key clinical trials of selinexor and eltanexor are summarized in the chart below. In addition to these studies, there are several ongoing investigator-sponsored clinical trials being conducted in a variety of hematological and solid tumor malignancies and there are additional ongoing or planned signal seeking studies to further expand our development program in the future.

OUR SELINEXOR PROGRAM

We are currently evaluating selinexor in certain hematological and solid tumor malignancies, including multiple myeloma, endometrial cancer, MF and DLBCL.

Multiple Myeloma

Overview

Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone destruction, kidney disease and immunodeficiency. Multiple myeloma is the second most common blood cancer in the world and there is currently no cure. We estimate that approximately 46,000 new cases of multiple myeloma in the second line or later were diagnosed in the U.S. in 2021. Myeloma occurs most commonly in people over age 60 with the average age at diagnosis of 70 years.

The treatment of multiple myeloma has improved over the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients. In addition to our SINE compounds, a number of non-chemotherapy drugs such as PIs, IMiDs, mAbs, and CAR-T therapy, have also emerged as treatment options within the last decade. The introduction of these non-chemotherapeutic novel agents has led to a significant increase in the survival of patients with multiple myeloma. However, despite the wide variety of newly approved or experimental therapies that are being used to treat patients with relapsed and/or refractory disease either alone or in combination, nearly all patients will eventually succumb to their disease. With nearly 12,500 deaths from multiple myeloma in the U.S. alone estimated for 2021 according to the American Cancer Society (“ACS”), we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy.

XPOVIO is currently approved to treat multiple myeloma in adult patients who have received at least one prior therapy based on data from the BOSTON Study and in adult patients with penta-refractory multiple myeloma based on data from the STORM Study.

Supporting Studies

The BOSTON Study

The December 2020 FDA approval of XPOVIO to treat patients with multiple myeloma after at least one prior therapy was supported by the results of the BOSTON Study, a multi-center, Phase 3, randomized study conducted at over 150 clinical sites internationally. The BOSTON Study evaluated 402 adult patients with relapsed or refractory multiple myeloma who had received one to three prior lines of therapy. The study was designed to compare the efficacy, safety and certain health-related quality of life parameters of once-weekly oral selinexor in combination with once-weekly administration of Velcade® plus low-dose dexamethasone (the “XVd Arm”) versus twice-weekly administration of Velcade® plus dexamethasone (the “Vd Arm”). The primary endpoint of the study was progression-free survival (“PFS”) and key secondary endpoints included overall response rate (“ORR”) and the rate of peripheral neuropathy (“PN”), among others. Additionally, the BOSTON Study allowed for patients on the Vd Arm to crossover to the XVd Arm following objective (quantitative) progression of disease verified by an Independent Review Committee (“IRC”).

Despite the study having a high proportion of patients with high-risk cytogenetics (~50%), the median PFS in the XVd Arm was 13.9 months compared to 9.5 months in the Vd Arm, representing a 4.4 month (47%) increase in median PFS (hazard ratio (“HR”) of 0.70; p=0.0075). The XVd Arm also demonstrated a significantly greater ORR compared to the Vd Arm (76.4% vs. 62.3%, p=0.0012).

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

The most common adverse reactions (≥20%) in patients who received XVd were fatigue (59%), nausea (50%), decreased appetite (35%), diarrhea (32%), peripheral neuropathy (32%), upper respiratory tract infection (29%), decreased weight (26%), cataract (22%) and vomiting (21%). Grade 3-4 laboratory abnormalities (≥10%) were thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. In the BOSTON Study, fatal adverse reactions occurred in 6% of patients within 30 days of last treatment. Serious adverse reactions occurred in 52% of patients who received XVd. Treatment discontinuation rate due to adverse reactions was 19%.

The STORM Study

The July 2019 FDA approval of XPOVIO to treat patients with penta-refractory multiple myeloma was supported by the results of the STORM Study. This indication was approved under accelerated approval based on response rate. As the BOSTON Study served as the confirmatory trial for accelerated approval for the STORM Study, the BOSTON sNDA approval in December 2020 fulfilled the requirement of an accelerated approval.

The STORM Study was a global, multi-center, single-arm Phase 2b clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone (“Xd”) in patients with heavily pretreated, relapsed or refractory multiple myeloma. These heavily pretreated patients had a median of seven prior therapeutic regimens, including a median of 10 unique anti-myeloma agents. Specifically, the myeloma patients who were eligible for the study had prior treatment with the two PIs, Velcade® and Kyprolis® (carfilzomib), the two IMiDs, Revlimid® (lenalidomide) and Pomalyst® (pomalidomide), and the anti-CD38 mAb Darzalex® (daratumumab), as well as alkylating agents, and their disease was refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex®, and their most recent therapy. In all patients, this myeloma was considered “triple-class refractory.”

The FDA’s accelerated approval of XPOVIO was based upon the efficacy and safety in a pre-specified subgroup analysis of the 83 patients in the STORM Study with documented penta-refractory myeloma, as the benefit-risk ratio appeared to be greater in this more heavily pre-treated population than in the overall trial population. In addition to multiple-refractory disease, patients in the STORM Study had rapidly progressing myeloma, with a median 22% increase in disease burden in the 12 days from screening to initial therapy. The ORR in this patient population was 25.3%.

For the STORM Study’s primary endpoint, selinexor achieved an ORR of 26%, including two (2%) sCRs, six (5%) VGPRs, and 24 (20%) partial responses (“PRs”) and the trial therefore met its primary endpoint. Both patients who had relapsed after CAR-T therapy achieved PRs. Minimal response per International Myeloma Working Group criteria was observed in 16 (13%) patients and 48 (39%) patients had stable disease. Median time to PR or better was 4.1 weeks. The clinical benefit rate, meaning a minimal response or better, was 39%. All responses were adjudicated by an IRC consisting of four independent experts in the treatment of multiple myeloma.

Median DOR was 4.4 months. PFS was 3.7 months and overall survival (“OS”) was 8.6 months. In the 39% of patients who achieved a minimal response or better, median OS was 15.6 months, compared to a median OS of 1.7 months in patients whose disease progressed or where response was not evaluable.

The most common adverse reactions (≥20%) in patients who received Xd were thrombocytopenia (74%), fatigue (73%), nausea (72%), anemia (59%), decreased appetite (53%), decreased weight (47%), diarrhea (44%), vomiting (41%), hyponatremia (39%), neutropenia (34%), leukopenia (28%), constipation (25%), dyspnea (24%) and upper respiratory tract infection (21%). In the STORM Study, fatal adverse reactions occurred in 9% of patients. Serious adverse reactions occurred in 58% of patients. Treatment discontinuation rate due to adverse reactions was 27%.

XPORT-MM-031

In the first quarter of 2022, we expect the first patient to be enrolled in a randomized global Phase 3 study evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone (“EloPd”) in patients with relapsed or refractory multiple myeloma (NCT05028348//EMN29). Patients in this Phase 3 study will have received one to four prior lines of therapy, including a PI, lenalidomide and an anti-CD38 mAb. Forty patients will be randomized to SPd with selinexor administered at two different doses, followed by randomization to SPd (at the identified optimal dose from the 40-patient study) versus EloPd in a 1:1 fashion. This global study is sponsored by the European Myeloma Network and is expected to recruit up to 300 patients. The primary endpoint of this study is PFS and secondary endpoints include ORR, OS and DOR.

The determination to initiate the Phase 3 SPd Study was based on data from an all-oral arm of the Phase 1b/2 STOMP Study (NCT02343042) and the Phase 2 Study XPORT-MM-028 (NCT04414475) in which selinexor was evaluated in combination with Pomalyst® and low-dose dexamethasone in patients with relapsed or refractory multiple myeloma who received at least two prior lines of therapy, including a PI and an IMiD. At the recommended dose of 60 mg of oral selinexor once weekly, four mg of Pomalyst® once daily and 40 mg once weekly of dexamethasone (“SPd-60”), the ORR was 65% and the median PFS was 10.9 months. Six patients had received prior therapy with daratumumab and all responded to therapy with SPd. A lower dose of selinexor, 40 mg (“SPd-40”), was also evaluated and the ORR was 48%, with the median PFS not yet evaluable. Sixteen patients in this cohort had received prior therapy with daratumumab and the ORR was 50%.

Among the patients evaluated for safety, the most common treatment-emergent adverse events (“AEs”) were cytopenias, along with gastrointestinal and constitutional symptoms; most were manageable with dose modifications and/or standard supportive care. The most common non-hematologic treatment-emergent AEs were nausea (SPd-60: 70%, SPd-40: 26%), fatigue (SPd-60: 75%, SPd-40: 41%), decreased appetite (SPd-60: 30%, SPd-40: 11%), weight loss (SPd-60: 25%, SPd-40: 11%) and diarrhea (SPd-60: 35%, SPd-40: 19%), and were primarily grade 1 and 2 events. The most common treatment-emergent Grade 3 and 4 AEs were neutropenia (SPd-60: 60%, SPd-40: 52%), anemia (SPd-60: 25%, SPd-40: 7%), and thrombocytopenia (SPd-60: 25%, SPd-40: 11%).

Endometrial Cancer

Overview

Endometrial cancer, also called uterine cancer, occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control. In the U.S., endometrial cancer is the most common gynecological cancer. The ACS estimates that there will be approximately 60,000 new cases of endometrial cancer diagnosed in 2022 in the U.S., with approximately 14,000 women expected to be diagnosed with advanced or metastatic disease. Endometrial cancer affects mainly post-menopausal women and the average age of women diagnosed with endometrial cancer is 60 years. Endometrial cancer is often detected at an early stage because it frequently produces abnormal vaginal bleeding. There are currently five different types of standard treatment for patients with endometrial cancer based on the stage of the disease at diagnosis and the grade of the tumor; surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. Surgery is the first treatment for almost all women with endometrial cancer. The current first-line treatment for advanced or recurrent disease is chemotherapy where response rates have been shown to range from approximately 50% to 67%. Following chemotherapy, NCCN Guidelines recommend a “watch and wait” approach until the disease relapses. There are currently no FDA approved therapies post-chemotherapy in the maintenance setting.

Supporting Studies

The SIENDO Study

We recently announced top-line data results from the SIENDO Study, a multicenter, randomized, double-blinded Phase 3 study evaluating the efficacy and safety of oral selinexor versus placebo as a front-line maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment (NCT03555422). Participants in this study with advanced or recurrent disease who had a PR or CR after at least 12 weeks of standard of care taxane-platinum combination chemotherapy were randomized in a 2:1 manner to receive either maintenance therapy of 80 mg of selinexor or placebo taken once per week, until disease progression. The primary endpoint in the study was PFS from time of randomization until death or disease progression as assessed by an investigator, with the goal of the study demonstrating a HR of 0.6.

On February 25, 2022, we attended a pre-sNDA submission meeting with the FDA, during which we received feedback that the SIENDO Study top-line results are unlikely to support an sNDA approval. In addition, we and the FDA discussed the application of the SIENDO Study statistical analysis with respect to the statistical significance of the study data and the overall clinical benefit for the whole population. Specifically, at randomization, SIENDO study investigators entered incorrect CR/PR stratification data for seven patients (2.7%) into the study’s Interactive Response Technology (“IRT”) system, and subsequently, and prior to data lock and unblinding, corrected the CR/PR stratification data in the study’s electronic case report form (“eCRF”). Therefore, the corrected CR/PR stratification data in the eCRF formed the basis for our reported top-line results. Notably, stratification data cannot be changed or corrected in the IRT once it is entered; all data changes and corrections must be entered into the eCRF by the clinical sites and monitored by us prior to database lock according to our standard operating procedures and the trial statistical analysis plan. The key factor that caused the discrepancy between the IRT-based analysis and the eCRF-based analysis is an important and correctable mistake in the classification of CR versus PR disease burden at baseline stratification by the clinical sites for seven patients in the IRT. All other demographic parameters of these patients remained balanced when using the eCRF, and all data points were monitored, cleaned, and locked in accordance with the trial database lock standard operating procedure before unblinding. Because CR/PR status (disease burden at baseline following chemotherapy) is the strongest prognostic determinant of PFS, these errors had a substantial effect on the study’s top-line data.

Collection and analysis of IRT data and corrected eCRF data when there are errors in stratification is a standard component of trial statistical plans and has been used in scientific presentations and publications as well as regulatory reviews and product labels. The analysis utilizing the corrected (eCRF) data was validated by the ENGOT/Belgium and Luxembourg Gynaecological Oncology Group trial statistician, and presented to the Principal Investigator, the SIENDO Independent Data Monitoring Committee, and the SIENDO Steering Committee, each of which agreed with using the eCRF analysis as the primary analysis for the SIENDO study.

The top-line data from the SIENDO study indicated that selinexor-treated patients had a median PFS of 5.7 months compared to 3.8 months for patients on placebo, representing an improvement of 50%, (eCRF HR of 0.70 (CI: 0.4993-0.9957), p=0.0486; IRT HR of 0.76 (CI: 0.5428-1.0759), p=0.1266). We believe that selinexor was well tolerated in this study with no new safety signals identified, and a discontinuation rate of 10.5% due to adverse events.

The SIENDO Study data also identified a pre-specified subgroup (patients with wild-type p53). In this pre-specified subgroup, selinexor-treated patients had a median PFS of 13.7 months compared to 3.7 months for patients on placebo (eCRF HR of 0.38 (CI: 0.210-0.670), p=0.0006; un-stratified HR 0.43 (CI: 0.240-0.756), p=0.0028). Performance of selinexor in this pre-specified subgroup was exploratory and not a primary or secondary endpoint for the SIENDO Study and no alpha was allocated to this pre-specified subgroup. Clinical and non-clinical mechanism of action studies have shown that inhibition of XPO1 by selinexor leads to the nuclear accumulation of p53, a well-established tumor suppressor protein, which we believe allows p53 to carry out its tumor suppressor function. We will continue to collect and analyze the SIENDO Study data and work with the FDA to explore all regulatory pathways for the development of selinexor for patients with p53 wild-type with endometrial cancer. Considering the FDA’s feedback, we intend to initiate a new placebo-controlled randomized clinical study of selinexor in patients with p53 wild-type with endometrial cancer this year.

The SIGN Study

The SIENDO Study was supported by data from a Phase 2, open-label study to assess efficacy and safety of oral selinexor in patients with heavily pre-treated, progressive gynecological cancers (the “SIGN Study”). Of the 23 patients with endometrial cancer in this study, eight (35%) had disease control (“DCR”) (three PRs and five with SD for at least 12 weeks). The median duration of DCR was 6.36 months and the median OS was seven months. Across all arms, the most common AEs were nausea, fatigue, decreased appetite, vomiting, weight loss, anemia, and thrombocytopenia, which were managed with supportive care and dose modifications.

Myelofibrosis

Overview

MF is a rare blood cancer in which excessive scar tissue (fibrosis) forms in the bone marrow and impairs its ability to produce normal blood cells and can cause scarring in bone marrow, leading to severe anemia, low platelet counts, and abnormal white blood cell production. In addition, blood cell production may move to the spleen (causing spleen enlargement) or to other areas of the body. It is estimated that there are approximately 5,000 cases of MF each year in the U.S. Although MF can occur at any age, it is more common in older patients, with a median age at diagnosis of approximately 65 years. During the course of the disease, MF patients could experience abdominal discomfort from increasing spleen and liver size, itching, night sweats, abnormal bleeding, fever, bone or joint pain and involuntary weight loss. The underlying cause of primary MF has not yet been determined; however, it is associated with DNA changes in certain genes.

There is currently no drug therapy that can cure MF. Allogeneic hematopoietic stem cell transplantation (“HSCT”) is currently the only treatment for MF that can provide a clinical cure; patients who are not good candidates for HSCT are treated with a JAK2 inhibitor (“JAKi”), such as ruxolitinib or fedratinib, to reduce spleen volume and improve symptoms. Therefore, the preferred first-line treatment for patients with newly diagnosed MF is ruxolitinib. Not all patients respond adequately to a JAKi, and some patients cannot tolerate treatment or develop rapid progression on this treatment. As there is currently no effective treatment for patients who are resistant to JAKi, we believe there is a high unmet need for a treatments with a different mechanism of action to overcome resistance and provide improvement in primary disease management.

Supporting Studies

The ESSENTIAL Study

Our evaluation of selinexor to treat MF is supported by data from the ongoing Phase 2 ESSENTIAL Study, an investigator-sponsored open-label, prospective study evaluating single-agent selinexor in adult patients with primary or secondary MF with resistance or intolerance to JAKi therapy (NCT03627403). The primary endpoint of the ESSENTIAL Study is to assess the efficacy of selinexor on spleen volume reduction (“SVR”). Selinexor was administered orally at a dose of 80 mg or 60 mg once weekly to 12 patients. Median duration of prior JAKi therapy was 22 months (range 0.5 to 96 months), and 92% (11 of 12) patients had MF refractory to ruxolitinib. As of the data cutoff, the median duration of treatment was 11 months (range 2.8 to 28.8 months). Of the ten patients who were on treatment for at least 24 weeks, four (40%) patients achieved SVR of ≥35% and six (60%) patients achieved SVR of ≥25%. Of the five patients who were transfusion dependent at screening, two (40%) achieved transfusion independence. Of the three patients with hemoglobin <10g/dL at screening, improvement in hemoglobin level of >2g/dl was observed in two (67%) patients. Reduction in marrow reticulin fibrosis from MF grade 3 to MF grade 1 was observed in a patient who had an assessment at week 72 demonstrating disease modification potential with longer treatment. While median OS was not yet reached, the two-year survival probability was assessed to be 91.7%. This compares favorably with a historical survival of 13 to 14 months in this population. The most common grade ≥3 treatment emergent AEs were anemia (33%) and fatigue (33%). These were manageable with treatment interruption and dose reduction, except in one patient who discontinued treatment.

The XPORT-MF-035 Study

In December 2021, we enrolled the first patient in a new Phase 2 study evaluating single-agent selinexor versus physician’s choice in patients with previously treated MF (XPORT-MF-035; NCT04562870) (the “MF-035 Study”). This Phase 2, randomized, open-label, multicenter study is designed to evaluate the safety and efficacy of single agent selinexor versus treatment of physician’s choice in patients with MF previously treated for at least six months with a JAK 1/2 inhibitor. The MF-035 Study is expected to enroll up to 112 patients who will be randomized 1:1 to receive either low dose, once-weekly administration of oral selinexor or physician’s standard treatment choice (per clinical practice). The primary endpoint of the study is the percentage of patients with SVR of ≥35% from baseline as assessed by an IRC. Secondary endpoints include the percentage of patients with SVR of ≥25% from baseline, percentage of patients who achieve total symptom score reduction of ≥50%, OS and anemia response, among several others.

The XPORT-MF-034 Study

In July 2021, we initiated a Phase 1/2 open-label, multicenter study of selinexor to evaluate the safety and efficacy of selinexor in combination with ruxolitinib in treatment naïve patients with MF (XPORT-MF-034; NCT04562389). This study is expected to enroll approximately 237 patients with treatment naïve MF and will be conducted in two phases: Phase 1a/1b and Phase 2. The Phase

1a dose escalation portion of the study will determine the maximum tolerated dose and the recommended Phase 2 dose (“RP2D”) and will evaluate safety and preliminary efficacy. The Phase 1b dose expansion portion of the study will be conducted at the determined RP2D and will further assess the safety and preliminary efficacy at this dose level. In the Phase 2 portion of the study, patients will be randomized 1:1 to receive either once weekly selinexor plus ruxolitinib (15 mg or 20 mg twice daily) or ruxolitinib (15 mg or 20 mg twice daily) monotherapy. The primary endpoint for the Phase 2 portion of the study is the percentage of patients who achieve SVR of at least 35% from baseline. Secondary endpoints for the Phase 2 portion of the study include safety, percentage of patients who achieve total symptom score reduction of ≥50%, OS, anemia response and ORR, among several others.

Diffuse Large B-Cell Lymphoma

Overview

DLBCL is the most common type of Non-Hodgkin’s lymphoma, a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. According to the Lymphoma Research Foundation, over 18,000 people are diagnosed with DLBCL annually in the U.S. Although DLBCL can occur at any age, most patients are over 60 years of age at diagnosis. Up to two-thirds of all newly diagnosed patients are cured using front-line chemotherapy (typically “R-CHOP”). Poor outcomes for patients who failed a R-CHOP regimen prompted efforts to discover new treatment approaches for DLBCL, both up-front and at the time of relapse. Despite the recent approval of CAR-T therapy, many patients with relapsed or refractory DLBCL are not medically stable enough to undergo this type of treatment. In addition, various other targets have been studied in the treatment of DLBCL but may also not be well tolerated in heavily pretreated patients.

Supporting Studies

The SADAL Study

In June 2020, the FDA approved XPOVIO under accelerated approval as the only single-agent oral treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This approval was supported by the results of the SADAL Study, an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60 mg, twice weekly) in patients that had relapsed or refractory DLBCL after at least two prior multi-agent therapies and who were ineligible for transplantation, including high dose chemotherapy with stem cell rescue. In this population, selinexor demonstrated an ORR of 29%, including a CR rate of 13%. Responses were seen in all subgroups evaluated regardless of age, gender, prior therapy, DLBCL subtype or prior stem cell transplant therapy. Patient responses were durable with a median DOR of 9.3 months (23.0 months for patients who achieved a CR). Importantly, responses were associated with longer survival, underscoring the potential of oral XPO1 inhibition as an oral, non-chemotherapeutic option for patients with relapsed or refractory DLBCL.

The most common adverse reactions (≥20%) in patients who received selinexor were fatigue (63%), nausea (57%), diarrhea (37%), decreased appetite (37%), decreased weight (30%), constipation (29%), vomiting (28%), and pyrexia (22%). Grade 3-4 laboratory abnormalities (≥15%) are thrombocytopenia, lymphopenia, neutropenia, anemia, and hyponatremia. In the SADAL Study, fatal adverse reactions occurred in 3.7% of patients within 30 days of last treatment. Serious adverse reactions occurred in 46% of patients who received selinexor. Treatment discontinuation rate due to adverse reactions was 17%.

The XPORT-DLBCL-030 Study

The XPORT-DLBCL-030 Study, which will serve as a confirmatory study for the June 2020 FDA accelerated approval of XPOVIO to treat DLBCL based on the SADAL Study, is a Phase 2/3 multi-center, randomized study evaluating the combination of selinexor and rituximab, gemcitabine and dexamethasone (“R-GDP”) in patients with relapsed or refractory DLBCL. The Phase 3 portion of the study will evaluate the selected dose (as identified in the Phase 2 study) of selinexor or matching placebo given with the standard combination immunochemotherapy R-GDP to patients with at least one prior therapy and who are ineligible for high dose chemotherapy and cell-based intervention such as CAR-T. The primary endpoint of the Phase 3 portion of the XPORT-DLBCL-030 Study is PFS. The first patient in this study was dosed in February 2021.

OUR ELTANEXOR PROGRAM

Myelodysplastic Syndromes

Overview

MDS are a group of hematologic malignancies whereby the bone marrow does not make enough healthy blood cells (white blood cells, red blood cells, and platelets). In addition, the contents of the blood and bone marrow may be abnormal and often lead to the development of acute myeloid leukemia. The median age of diagnosis for patients with MDS is between 71 to 76 years, with approximately 15,000 intermediate to high-risk patients diagnosed in the U.S. annually. General symptoms associated with MDS include fatigue, dizziness, weakness, easy bruising or bleeding, frequent infections, and headaches, all of which are related to the abnormal and low levels of blood cells. Hypomethylating agents (“HMAs”) are the current standard of care for patients newly diagnosed with high-risk MDS. Despite the use of HMAs, only 50% of patients respond to treatment, with responses frequently lasting less than two years. The prognosis in HMA-refractory disease is poor with an expected survival rate of four to six months. There is currently no other class of therapy approved for relapsed or refractory MDS patients; the current standard of care is participation in a clinical trial or best supportive care. Therefore, we believe there is an unmet need for the treatment of HMA-refractory MDS patients due to the few currently available treatment options.

We are currently evaluating eltanexor, a novel, oral SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. The mechanism of action for the biological (anti-cancer) activity of eltanexor is similar to selinexor. However, eltanexor differs from selinexor primarily related to its minimal central nervous system penetration allowing for more frequent dosing of eltanexor, which allows for a longer exposure to SINE inhibition. Based on the data described below, we have observed single-agent clinical activity of eltanexor to treat patients with HMA-refractory MDS and we believe there is a strong rationale to explore the use of eltanexor in other solid tumors and hematologic cancers.

In January 2022, the FDA granted orphan drug designation for eltanexor for the treatment of MDS.

Supporting Studies

In September 2021, we initiated a Phase 2 expansion study of an ongoing open-label Phase 1/2 study investigating eltanexor as a single-agent or in combination with approved and investigational agents in patients with several types of hematologic and solid tumor cancers (KCP-8602-801; NCT02649790). The Phase 2 expansion study is designed to evaluate eltanexor monotherapy in 83 patients with HMA-refractory, intermediate or high-risk MDS. The primary endpoint for this Phase 2 expansion study is ORR with PFS and OS, among others, as secondary endpoints.

The initiation of the Phase 2 expansion study was supported by encouraging results from the Phase 1 portion of the study where single-agent eltanexor showed activity in patients with high-risk, relapsed MDS that was primary refractory to HMAs. In that study (Sangmin, et al. EHA 2021), eltanexor demonstrated a 53% ORR and a median OS of 9.9 months, comparing favorably to historical controls. At the recommended Phase 2 dose of 10 mg, eltanexor monotherapy was well tolerated with low incidence and grade of gastrointestinal events.

OUR OTHER PIPELINE PROGRAMS

In addition to selinexor and eltanexor, we are also advancing a pipeline of novel drug candidates including our other oral SINE compound verdinexor, KPT-9274 and IL-12.

Verdinexor (KPT-335)

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

In May 2017, we entered into an exclusive licensing agreement with Anivive Lifesciences Inc. (“Anivive”), a privately-held biotech company focused on innovations in the veterinary drug and bioinformatics space, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In January 2021, Anivive received conditional FDA approval of LAVERDIA™-CA1 (verdinexor), an oral treatment for dogs with lymphoma.

KPT-9274

KPT-9274 is our first-in-class dual inhibitor of p21-activated kinase 4 ("PAK4") and nicotinamide phosphoribosyltransferase ("NAMPT"). Co-inhibition of PAK4 and NAMPT may lead to synergistic anti-tumor effects through energy depletion, inhibition of DNA repair, cell cycle arrest, inhibition of proliferation, and ultimately apoptosis. Normal cells are more resistant to inhibition by

KPT-9274 due in part to their relative genomic stability and lower metabolic rates. Hematologic and solid tumor cells that have become dependent on both PAK4 and NAMPT pathways may be susceptible to single-agent cytotoxicity of KPT-9274.

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

IL-12

In November 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”), which was closed in July 2021. Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets from Neumedicines, including an IL-12 asset.

IL-12 is produced very early in immune responses, playing a vital role in regulating the innate response and determining the type of adaptive immune response to infections, developing tumors or other causes of tissue damage. The pro-inflammatory responses to IL-12 are mediated through the activation of T and natural killer lymphocytes to produce IFNγ. In addition, IL-12 also stimulates hematopoietic precursor cells leading to the proliferation of all major types of peripheral blood cells.

Early trials have demonstrated that IL-12 has potential in the treatment of cutaneous T-cell lymphoma, non-Hodgkin lymphoma and surgical wounds. Further studies are being planned to test the efficacy of IL-12 in combination with check point inhibitors for the treatment of several different types of solid tumors.

Collaboration, License and Other Strategic Agreements

We have formed, and intend to continue to form, strategic alliances to develop and commercialize our products and product candidates. We enter into collaborations when there is a strategic advantage to us and when we believe the financial terms of the collaboration are favorable for meeting our short- and long-term strategic objectives. Currently, we maintain complete commercial rights to our products in the U.S. and Japan and have entered into the following key agreements:

Menarini

On December 17, 2021, we entered into the Menarini Agreement with Menarini, pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”) for all human oncology indications in the European Economic Area, United Kingdom, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Menarini Territory.

We received an upfront cash payment of $75.0 million in December 2021 and are entitled to receive up to $202.5 million in milestone payments from Menarini if certain development and sales performance milestones are achieved. We are further eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all documented expenses we incur for the global development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

Antengene

In May 2020, we entered into an amendment of our May 2018 license agreement with Antengene Therapeutics Limited (“Antengene”) (the “Original Antengene Agreement”, and, as amended, the “Amended Antengene Agreement”). Antengene is a corporation organized and existing under the laws of Hong Kong, and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China. Under the terms of the Amended Antengene Agreement, Antengene has the exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor, KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, and verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”).

Under the terms of the Original Antengene Agreement, we received an upfront cash payment in 2018 of $11.7 million. In June 2020, we received an additional $11.7 million upfront payment upon execution of the Amended Antengene Agreement. In addition, we recognized approximately $29.3 million and $9.8 million of development/regulatory milestone revenue from Antengene in 2021 and 2020, respectively. We are further entitled to receive additional milestone payments from Antengene if certain other regulatory and commercialization goals are achieved in the future. Finally, we are eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory.

Antengene continues to advance its development, regulatory and commercialization plans and has submitted New Drug Applications (“NDA”) for selinexor in mainland China, Hong Kong, Taiwan, South Korea, Australia and Singapore. In 2022, the Health Science Authority in Singapore approved XPOVIO for relapsed or refractory multiple myeloma and DLBCL. In 2021, the South Korean Ministry of Food and Drug Safety approved Antengene’s NDA for selinexor for relapsed or refractory multiple myeloma and DLBCL followed by its commercial launch in both indications. In addition, Antengene also received conditional approval for marketing by the China National Medical Products Administration for selinexor for relapsed or refractory multiple myeloma. Antengene also has a number of ongoing clinical trials for selinexor, including certain registrational trials in China.

FORUS

In December 2020, we entered into an exclusive distribution agreement for the commercialization of XPOVIO in Canada with FORUS Therapeutics Inc. ("FORUS"), a Canadian biopharmaceutical company. Under the terms of the agreement, we received an upfront payment of $5.0 million in December 2020 and are eligible to receive additional payments if certain prespecified regulatory and commercial milestones are achieved by FORUS. We are also eligible to receive double-digit royalties on future net sales of XPOVIO in Canada. FORUS received the exclusive rights to commercialize XPOVIO in Canada and is responsible for all regulatory filings and obligations required for registering XPOVIO. We have retained the exclusive production rights and will supply finished product to FORUS for commercial use in Canada.

Promedico

In February 2020, we entered into an exclusive distribution agreement with Promedico Ltd. (“Promedico”) for the commercialization of XPOVIO in Israel, the West Bank, Gaza Strip and the territories under control of the Palestinian Authority (the “Promedico Territory”). We will receive certain prespecified payments and are eligible to receive additional payments if certain regulatory and commercial milestones are achieved by Promedico. We are also eligible to receive double-digit royalties on future net sales in the Promedico Territory. Promedico received the exclusive rights to commercialize XPOVIO in the Promedico Territory and is responsible for all regulatory filings and obligations required for registering XPOVIO. We have retained exclusive production rights and will supply finished product for commercial use in the Promedico Territory.

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

In addition to the above agreements, we have other collaborations related to the development or commercialization of our products and product candidates, such as the Cooperative Research and Development Agreement with the National Cancer Institute's

Cancer Therapy Evaluation Program to collaborate with us on studies to investigate the safety and efficacy of selinexor in various oncology indications as well as agreements with partners outside of the U.S. to establish paid named patient programs to provide opportunities to reach additional patients and generate revenue from selinexor indications that have been approved in the U.S. as a bridge to approval in certain geographies.

IL-12

In November 2020, we entered into the Asset Purchase Agreement with Neumedicines. Pursuant to the Asset Purchase Agreement, in July 2021, we acquired certain assets from Neumedicines, including a proprietary recombinant human IL-12 having a total value of approximately $7.4 million. We paid $0.5 million in cash during the year ended December 31, 2020, and at the time of closing, paid $5.5 million in cash and issued 150,000 shares of our common stock to Neumedicines. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent cash payments upon the satisfaction of certain development milestones. Contemporaneously with the closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our products and product candidates. As of February 22, 2022, we were the sole owner of 32 patents in the U.S. and we had 16 pending patent applications in the U.S., six pending international applications filed under the Patent Cooperation Treaty (“PCT”), 98 granted patents and 99 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

The intellectual property portfolios for our key products and product candidates as of February 22, 2022 are summarized below.

•
Selinexor (KPT-330): Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor and verdinexor, as well as methods of making both, and consists of nine issued U.S. patents (three patents are specific to selinexor, two patents are specific to verdinexor, two patents cover both selinexor and verdinexor and the remaining patents cover polymorphs of selinexor and methods of making the polymorphs), 40 issued foreign patents, 53 pending foreign patent applications, three pending U.S. non-provisional applications, two pending PCT applications and one pending U.S. provisional patent application. The PCT application provides the opportunity to seek protection in all PCT member states. Any patents that may issue in the U.S. as part of our selinexor patent portfolio will expire no earlier than 2032, not including any terminal disclaimer, patent term adjustment due to administrative delays by the U.S. Patent and Trademark Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire no earlier than 2032. Any patents that may issue in the U.S. directed to the polymorphs of selinexor or methods of making the polymorphs will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2035. Any patents that may issue in the U.S. based on the pending PCT applications will expire in 2041, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2041. If non-provisional patent applications claiming the benefit of the pending U.S. provisional patent application referenced above are filed in 2022, any patents that may issue from such applications will expire no earlier than 2042, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act.
•
Supplementary Protection Certificates: We have filed applications for Supplementary Protection Certificates ("SPCs") based on European Patent No. 2,736,887 directed to the composition of matter and use of selinexor. Some applications have granted and others are pending.

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
•
Verdinexor (KPT-335): Our selinexor patent portfolio described above, with the exception of the applications directed specifically to selinexor (e.g., applications directed to polymorphs of selinexor, the two pending PCT applications and the non-provisional U.S. patent and foreign counterparts directed toward a method of making selinexor), also covers both the composition of matter and methods of use of verdinexor, as well as methods of making verdinexor. There are four issued U.S. patents that cover verdinexor. One patent is specific to verdinexor, two patents cover both verdinexor and selinexor (also referenced above with respect to selinexor) and the other covers veterinary uses of verdinexor.
•
Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of making and using eltanexor, and consists of three issued U.S. patents, two pending non-provisional U.S. patent applications, 18 issued foreign patents, 12 pending foreign patent applications and one pending U.S. provisional patent application. Any patents that may issue in the U.S. as part of our eltanexor patent portfolio will expire no earlier than 2034, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2034.
•
PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of five patent families with seven issued U.S. patents, 18 issued foreign patents, one pending U.S. non-provisional patent application, and 9 pending foreign patent applications in total. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2034. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 22 countries/regions.
•
Biomarkers for XPO1 Inhibitors: Our patent portfolio also covers biomarkers related to treatment with XPO1 inhibitors, such as selinexor and eltanexor, and consists of one pending non-provisional U.S. patent application, four pending U.S. provisional patent applications and four pending PCT applications. The PCT applications provide the opportunity for seeking protection in all PCT member states. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue in the U.S. based on the pending PCT Applications will expire no earlier than 2041, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2041. If non-provisional patent applications claiming the benefit of the pending U.S. provisional applications referenced above are filed in 2022, any patents that may issue from such applications will expire no earlier than 2042.
•
IL-12: Our IL-12 patent portfolio covers method of using IL-12 and pharmaceutical compositions comprising IL-12 and excipients, and consists of seven issued U.S. patents, two pending non-provisional U.S. patent applications, 4 issued foreign patents and 17 pending foreign patent applications. Any patents that may issue in the U.S. as part of our IL-12 patent portfolio will expire no earlier than 2029, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2029. We also exclusively license from the University of Southern California six issued U.S. patents and 4 issued foreign patents covering the use of IL-12 in targeted therapeutics.

In addition to the patent portfolios covering our key products and product candidates, as of February 22, 2022, our patent portfolio also includes five patents (U.S. Patent Nos. 8,513,230, 9,428,490, 9,550,757, 10,526,295 and 10,709,606) and 17 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies for XPO1 inhibitors.

In the U.S., we have trademark registrations for our name, our logo in color, and a combination of the two, XPOVIO, PORE for our online portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in forty-six additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible product names in numerous foreign jurisdictions.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “Government Regulation—Patent Term Restoration and Extension” below for additional information on such extensions. We have filed applications for patent term extension in both the U.S. and Korea based on the U.S. and Korean patents directed to the composition of matter of selinexor. We are awaiting determinations from the relevant authorities in the U.S. and Korea, but there is no assurance that we will benefit from any patent term extension. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

There are numerous companies developing or marketing treatments for cancer and the other indications on which we currently plan to focus, including many major pharmaceutical and biotechnology companies. We are aware of several other XPO1 inhibitors in clinical development world-wide. For example, in June 2020, Menarini acquired Stemline Therapeutics, Inc., including its oral XPO1 inhibitor, felezonexor. Menarini has completed a Phase 1 dose-escalation trial to evaluate felezonexor in patients with advanced solid tumors.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Generic drugs for the treatment of cancer and the other indications in which we currently plan to focus are on the market and additional products are expected to become available on a generic basis over the coming years. If we obtain marketing approval for our product candidates or for XPOVIO in other indications, we expect that they will be priced at a significant premium over generic versions of older chemotherapy agents and other cancer therapies.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer and the other indications in which we plan to focus. These products in development may provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may represent significant competition for any of our products or product candidates for which we obtain marketing approval.

XPOVIO competes with and, if approved, our core product candidates may compete with, currently marketed products and/or investigational therapies as discussed below.

Multiple Myeloma

Many therapies are approved for use in patients with multiple myeloma. Although XPOVIO is the only XPO1 inhibitor that has received marketing approval, we compete with multiple other treatment types in this indication. Our primary competitors in multiple myeloma include those that currently treat patients ranging from newly diagnosed patients to those with relapsed and/or refractory multiple myeloma and are indicated for use either as single agent and/or as combination therapies as follows:

•
IMiDs: Revlimid®, Pomalyst® (pomalidomide) and Thalomid® (thalidomide), all marketed by Celgene Corporation (“Celgene”)/Bristol-Myers Squibb Company (“BMS”);
•
PIs: Velcade® (bortezomib) marketed by Takeda Pharmaceutical Company Limited (“Takeda”) in the U.S. and Janssen Pharmaceutical K.K. (“Janssen”) outside of the U.S., Ninlaro® (ixazomib) marketed by Takeda and Kyprolis® marketed by Amgen Inc. (“Amgen”);
•
Monoclonal antibodies: Darzalex® marketed by Janssen, Empliciti® (elotuzumab) marketed by BMS and Sarclisa® (isatuximab-irfc) marketed by Sanofi S.A.; and
•
B-cell maturation antigens (“BCMA”): BLENREP (belantamab mafodotin-blmf) marketed by GlaxoSmithKline plc (“GSK”), ABECMA (idecabtagene vicleucel) marketed by bluebird bio, Inc. (“bluebird bio”)/BMS, and ciltacabtagene autoleucel (cilta-cel, previously known as JNJ-68284528/ JNJ-4528) from Janssen and Legend Biotech Corporation.

Several other anti-cancer agents are in mid to late-stage development for the treatment of patients with multiple myeloma, including:

•
Anti-BCMA directed CAR-T therapies: orvacabtagene Autoleucel (orva-cel, previously known as JCARH125) from Juno Therapeutics, Inc./Celgene/BMS and P-BCMA-101 from Janssen/Poseida Therapeutics, Inc.;
•
Immunomodulator: Iberdomide (previously known as CC-220, cereblon E3 ligase modulator) from Celgene/BMS and Opdivo® (nivolumab) from BMS;
•
BCL-2 inhibitor: Venclexta® (venetoclax) from AbbVie Inc. (“AbbVie”)/Genentech USA (“Genentech”);
•
Anti-CD38 Monocolonal antibodies: mezagitamab (previously known as TAK-079) from Takeda;
•
Bi-specific antibodies: teclistamab (previously known as JNJ-64007957) from Johnson & Johnson/Janssen, CC-93269 from bluebird bio/Celgene/BMS, AMG420 from Amgen, REGN5458 from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and PF-06863135 from Pfizer Inc. (“Pfizer”); and
•
Other molecules: Imbruvica® (ibrutinib) from Pharmacyclics LLC (“Pharmacyclics”)/AbbVie/Janssen, nirogacestat (previously known as PF 3084014) from Springworks Therapeutics, Inc./Janssen, plitidepsin from Pharma Mar S.A., masitinib from AB Science Group, filanesib from Array Biopharma Inc. and ricolinostat from Celgene.

Endometrial Cancer

The initial treatment for endometrial cancer is surgery, radiotherapy and, where applicable, taxane/platinum-based chemotherapy. Upon disease progression, various chemotherapy agents and targeted drugs are commonly used. Selinexor, if approved for the treatment of endometrial cancer, will compete with Keytruda® (pembrolizumab) (“Keytruda”) from Merck & Co., which is approved in the U.S. and Europe as a single agent or in combination with Lenvima® (lenvatinib, marketed by Esai) in a subgroup of patients with recurrent disease. Both Keytruda® and Lenvima® are also being evaluated in other endometrial cancer lines of therapy.

Other anti-cancer agents are in late-stage development for the treatment of patients with endometrial cancer, specifically for the use of “maintenance” therapy following initial treatment, as in the SIENDO Study and/or in recurrent disease, including:

•
Immune checkpoints inhibitors: dostarlimab from GSK/Tesaro, Inc. (“Tesaro”), Tecentriq® (atezolizumab) from Genentech/Roche AG (“Roche”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”);
•
Kinase inhibitor: OFEV® (nintedanib) from Boehringer Ingelheim; and
•
PARP inhibitor: Lynparza® (olaparib) from AstraZeneca, Zejula® (niraparib) from GSK/Tesaro and Rubraca® (rucaparib) from Clovis Oncology.

Myelofibrosis

Selinexor, if approved to treat MF, could face competition from the following currently approved JAKi therapies: JAKAFI® (ruxolitinib) from Incyte Corporation (“Incyte”) and INREBIC® (fedratinib) from BMS, which are both approved in the U.S. and Europe.

In addition, there are a number of product candidates in late-stage development either as JAKi therapy, non-JAKi therapy or a combination of JAKi and drug treatment, such as momelotinib from Sierra Oncology, Inc., pacritinib from CTI BioPharma Corp., pelabresib from Constellation Pharmaceuticals, Inc.; navitoclax from AbbVie, imetelstat from Geron Corporation and parsaclisib from Incyte.

MDS

If approved for the treatment of HMA refractory, intermediate or high-risk MDS, eltanexor will compete with the following currently marketed HMAs or HMA combinations: azacytidine, decitabine, and INQOVI® (decitabine and cedazuridine), a cytidine deaminase inhibitor. In addition, there are a number of product candidates that plan to file for approval in the next few years in combination with an HMA, primarily azacytidine, in frontline MDS, such as magrolimab, an anti-CD47-mAb from Gilead, Evorpacept (ALX18), an anti-CD47 fusion protein from ALX Oncology, lemzoparlimab, another anti-CD47 mAb from Abbvie, venetoclax, a BCL2 inhibitor from Abbvie, ivosidenib, an IDH1 inhibitor from Servier Pharmaceuticals LLC, Tamibarotene, a RARA agonist from Syros Pharmaceuticals, Inc., as well as sabatolimab, an anti-TIM-mAb from Novartis AG (“Novartis”). Magrolimab and ivosidenib are also in development as monotherapy in the recurrent/refractory setting.

DLBCL

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the mAb rituximab (or a rituximab biosimilar). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used at first relapse. Over the past five years, a number of therapeutic interventions have been approved in the U.S. and/or Europe and/or other parts of the world for the treatment of patients with relapsed or refractory DLBCL who have received at least two prior therapies and/or are not eligible for ASCT/HSCT. The following approved therapeutic interventions are also being evaluated in late-stage development in earlier lines of therapy for the treatment of patients with DLBCL:

•
CD19-directed CAR-T therapies: Kymriah® (tisagenlecleucel) marketed by Novartis, Yescarta® (axicabtagene ciloleucel) marketed by Kite Pharma, Inc., a Gilead Company, and Breyanzi® (lisocabtagene maraleucel; liso-cel) marketed by BMS;
•
CD79b-directed antibody-drug conjugate: Polivy® (polatuzumab vedotin-piiq) marketed by Genentech F. Hoffmann-La/Roche; and
•
CD19-directed cytolytic antibody: Monjuvi® (tafasitamab-cxix, previously known as MOR208 in combination with lenalidomide) marketed by MorphoSys AG/Incyte.

Other agents are listed in the NCCN Guidelines and/or the European Society for Medical Oncology guidelines for use after one to two prior therapies, although they have not been formally approved by the FDA including: Revlimid®, Imbruvica® (ibrutinib) from Pharmacyclics/Abbvie, and generic multiagent chemotherapy including gemcitabine, oxaliplatin, and bendamustine.

In addition, a number of anti-cancer agents are in mid to late-stage development for the treatment of patients with DLBCL, including:

•
Immune modulator: Keytruda® and Imfinzi® (durvalumab) from AstraZeneca;
•
Bi-specific antibodies: mosunetuzumab from Genentech/Roche, epcoritamab (previously known as GEN3013) from AbbVie/Genmab A/S, glofitamab (previously known as RG6026) from Genentech/Roche, odronextomab (previously known as REGN1979) from Regeneron, plamotamab (previously known as XmAb13676) from Xencor Inc. and magrolimab from Gilead Sciences, Inc.;
•
Antibody drug conjugates: loncastuximab tesirine (previously known as ADCT-402) from ADC therapeutics, Adcetris® (brentuximab vedotin in CD30+ DLBCL) from Seagen Inc./Takeda and naratuximab emtansine (previously known as Debio1562) from DebioPharm;
•
Small molecules: enzastaurin from Denovo Biopharma LLC, Calquence® (acalabrutinib) from Acerta Pharma, LLC/AstraZeneca, Venclexta® (venetoclax) from AbbVie/Genentech and Brukinsa™ (zanubrutinib) from Beigene, Ltd; and
•
Monoclonal antibodies: umbralisib/ublituximab from TG Therapeutics Inc.

Sales and Marketing

Following the July 2019 U.S. commercial launch of XPOVIO in multiple myeloma and subsequent FDA approvals in 2020 in both earlier stage multiple myeloma and DLBCL, our commercial team has focused its efforts on educating health care providers on the efficacy and safety profile of XPOVIO with the goal of enabling cancer patients access to this important treatment. We are commercializing XPOVIO in the U.S. with our own focused, customer-facing teams, including sales specialists, reimbursement and access support specialists, and nurse liaisons, each typically with years of experience in hematology/oncology. We have approximately 70 field-based employees in the U.S. who call on academic and community-based healthcare professionals who treat multiple myeloma and DLBCL, as well as our reimbursement team. We believe that the current size of our sales force is appropriate at this time to effectively reach our target audience in the specialty markets in which we currently operate. Continued growth of our current marketed products and the launch of any future products may require further expansion of our field force and support organization within and outside of the U.S. For the foreseeable future, we intend to develop and commercialize XPOVIO and our product candidates alone in the U.S. and expect to rely on partners to develop and commercialize our products in territories outside of the U.S. In executing our strategy, our goal is to retain oversight over the global development and commercialization of our products by playing an active role in their commercialization or finding partners who share our vision, values, and culture.

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

Our patient support program, KaryForward®, is dedicated to providing assistance and resources to our patients with multiple myeloma and DLBCL and their caregivers throughout their XPOVIO treatment. KaryForward® offers support in navigating insurance coverage issues and processes and enabling continuation of our patients’ ability to access XPOVIO in the case of delays or interruptions in the insurance process. We also offer a copay card, which offers eligible commercial patients who have insurance to receive their prescription for as little as $5.00 per prescription. Further, the KaryForward® program assists eligible patients who do not have insurance or lack coverage to be able to access XPOVIO treatment through our Patient Assistance Program. Under our KaryForward® program, patients are assigned a dedicated nurse case manager, who serves as a point of contact to help patients and their caregivers navigate the treatment process, including by explaining prescription instructions, providing psychosocial support and additional nonclinical education regarding XPOVIO, highlighting expectations when taking XPOVIO and providing referrals for additional third-party support, such as transportation assistance.

Manufacturing

We do not own or operate, and have no plans to establish, any manufacturing facilities for our products or product candidates. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture our products and product candidates for our commercial and clinical use.

We have long-term supply agreements with third-party contract manufacturers to manufacture clinical and commercial supplies of the drug product for selinexor and obtain all other supplies or materials for our other compounds on a purchase order basis. At this time, we rely on a single source supplier for our active pharmaceutical ingredient and drug product manufacturing requirements.

Selinexor and eltanexor are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry and formulation processes of selinexor and eltanexor have been developed to meet our large-scale manufacturing needs and do not require unusual equipment in the manufacturing process. We maintain sufficient inventory levels throughout our supply chain to exceed our two-year forecasts for XPOVIO in order to minimize the risks of supply disruption.

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

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

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the U.S. An applicant seeking approval to market and distribute a new drug product in the U.S. must typically undertake the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•
design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with GCP to establish the safety and efficacy of the proposed drug product for each indication;
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

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

In addition, companies usually must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or biologics license application (“BLA”). In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

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

Additionally, some trials are overseen by a Data and Safety Monitoring Board, an independent group of qualified experts organized by the trial sponsor. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Reporting Clinical Trial Results

Under the Public Health Service Act (the “PHSA”), sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the “NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’ (the “HHS”) long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first Notice of Noncompliance to a manufacturer in April 2021.

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

When considering an IND application for expanded access to an investigational product for the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into a small number of healthy human subjects or patients with the target disease (e.g., cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (Pre-NDA or Pre-BLA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Manufacturing and Other Regulatory Requirements

Concurrently with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act (the “PREA”) applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Specifically, the FDA may designate a product for fast-track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast-track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast-track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast-track application does not begin until the last section of the application is submitted. In addition, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on NDAs

The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

In the U.S., healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act (the “PDMA”) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act (the “DSCSA”), which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

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

Generic Drugs and Regulatory Exclusivity

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity (“NCE”). For the purposes of this provision, the FDA has consistently taken the position that an

NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

Orphan Drug Designation and Exclusivity

Orphan drug designation in the U.S. is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the U.S., a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the U.S. or that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the product for the disease or condition will be recovered from sales of the product in the U.S.

Orphan drug designation qualifies a company for tax credits and potentially market exclusivity for seven years following the date of the product’s approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first approved product. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same disease or condition for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by former President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman provisions of the FDCA. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the applicant agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Healthcare Compliance

In the U.S., biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•
federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•
federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services (the “CMS”), within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by certain healthcare providers and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•
laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug and biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the U.S.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed by former President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID 19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Federal and State Data Privacy Laws

Under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (the “CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act (the “CPRA”) will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Review and Approval of Animal Drugs in the U.S.

In addition to pursuing approval of our product candidates for use in human beings, we may also seek approval of certain product candidates for veterinary applications. As with new drug products for human beings, new animal drugs may not be marketed in the U.S. until they have been approved by the FDA as safe and effective. The requirements and phases governing approval of a new animal drug are analogous to those for new human drugs. Specifically, the Center for Veterinary Medicine (the “CVM”) at FDA is responsible for determining whether a new veterinary product should be approved on the basis of a New Animal Drug Application (“NADA”) filed by the applicant. A NADA must contain substantial evidence of the safety and effectiveness of the animal drug, as well as data and controls demonstrating that the product will be manufactured and studied in compliance with, among other things, applicable cGMP and GLP practices.

To begin this process, an applicant must file an Investigational New Animal Drug application with the CVM. The applicant will hold a pre-development meeting with the CVM to reach general agreement on the plans for providing the data necessary to fulfill requirements for a NADA. In this context, an applicant must submit pivotal protocols to the CVM for review and concurrence prior to conducting the required studies. The applicant will gather and submit data on safety, efficacy and chemistry, manufacturing and controls (“CMC”) to the CVM for review, as below:

Safety:

The design and review of the safety study and the study protocol are completed prior to initiation of the study to help assure that the data generated will meet FDA requirements. These studies are conducted under rigorous quality control, including GLP, to assure integrity of the data. They are designed to clearly define a safety margin, identify any potential safety concerns, and establish a safe dose for the product. This dose and its effectiveness are then evaluated in the pivotal field efficacy study where the product is studied in the animal patient population in which the product is intended to be used.

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

CMC:

To assure that the new animal drug product can be manufactured consistently, FDA will require applicants to provide documentation of the process by which the active ingredient is made and the controls applicable to that process that assure the active ingredient and the formulation of the final commercial product meet certain criteria, including purity and stability. After a product is approved, applicants will be required to communicate with the FDA before any changes are made to these procedures or at the manufacturing site. Both the active ingredient and commercial formulations are required to be manufactured at facilities that practice cGMP.

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

Review and Approval of Drug Products in the European Union

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before we may commence clinical trials or market products in those countries or areas. In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

With the exception of the EU/European Economic Area (“EEA”) applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigational drug product that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Regulation is scheduled to come into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation will come into application in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable at the end of January 2022. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Under the centralized procedure, the EMA's Committee for Medicinal Products for Human Use ("CHMP") established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (the “PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Exclusivity

If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country‑by‑country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

Reimbursement and Pricing Decisions for Approved Products

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

General Data Protection Regulation

Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement (the “Agreement”), which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the “MHRA”), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”), as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Human Capital

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

In order to attract, retain and reward our employees, we provide competitive compensation and benefits programs aimed at supporting the financial, physical and emotional health of our employees and their families. We currently offer all new employees equity in our company and as incentive awards to all our employees in connection with our annual performance reviews and regular ongoing recognition awards. Our equity and cash incentive plans are aimed to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our and their objectives. In addition, many of our employees are stockholders of our company through participation in our Employee Stock Purchase Plan, which aligns the interests of our employees with our stockholders by providing stock ownership on a tax-deferred basis. We also provide up to a 4% match on employee contributions (up to 5% of base salary) to our Section 401(k) retirement savings plan.

We strive to provide our employees with a safe and healthy work environment and believe that the overall health, safety and wellness of our employees is critical to our long-term success and our growth as a business. As such, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being. Our full-time employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a Health Reimbursement Account for participating employees and to help our employees cover medical expenses pre-tax, we also offer employees a Flexible Spending Account. Our employees outside of the U.S. receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

Importantly, since the beginning of the COVID-19 pandemic, we implemented, and continue to improve, appropriate safety measures in all our facilities and locations, including social distancing protocols, encouraging employees to work from home, suspending non-essential work travel, frequently disinfecting our workspaces and providing appropriate personal protective equipment to employees who are physically present at our facilities. In October 2021, we began to require that all of our employees be fully vaccinated, subject to limited medical and religious exemptions. We expect to continue to implement appropriate safety measures until the COVID-19 pandemic is contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion, transfer from within the organization and through our employee referral process. Continual learning and career development is advanced through ongoing performance and development conversations with employees, training programs, customized corporate training engagements and seminars and other training events employees are encouraged to attend in connection with their job duties. Employees at all levels, including “emerging leaders,” current managers, and executive level employees, have an opportunity to participate in a formal learning and development program, which provides a critically important growth path and continuity for our top performers.

Further, we strongly believe that diversity is a key driver of success. We strive to bring together employees with a wide variety of backgrounds, skills and culture and encourage all of our employees to maintain a work environment in which our differences are respected. We have implemented company-wide diversity initiatives in order to support greater awareness and understanding of the behaviors we expect from our employees, such as our Dialogue on Diversity program, which provides a sense of belonging, psychological safety and a stronger sense of community to our employees. We have partnered with local and national organizations supporting access to a more diverse workforce in the biotech industry, and we have established key working relationships with local universities where the majority of the student population have been identified as belonging to a minority group as we expand our successful, annual internship program.

As of February 22, 2022, we had 442 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Corporate Responsibility

We are highly committed to policies and practices focused on environmental, social and corporate governance (“ESG”), positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. Some of the initiatives that we were most proud of in 2021 included continuing support for local and national schools, charitable organizations, and patient advocacy groups by way of donation of critical personal protective equipment. This included masks, gloves, sanitizer, and more to populations that were unable to remain remote due to a number of work and societal factors. Given the ongoing COVID-19 pandemic, we were able to transition our once-local internship program to a national, virtual program that includes students from underserved communities and schools with diverse populations, and to partner with charitable organizations to identify rising stars among first-generation college students. We also enable our employees to impact change through charity events such as walks, races, and other events geared towards both individuals and families. This allows our employees to support causes important to them both where they work and live and also aligns with our mission, goals, and vision.

Our ESG Report, which describes our approach to ESG programs, is available on our website at https://investors.karyopharm.com/corporate-sustainability. Information in our ESG Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2022 and beyond.

Information about our Executive Officers

The following table lists the names, ages and positions of our executive officers as of February 22, 2022:

Name	Age	Position
Richard Paulson, M.B.A	54	President and Chief Executive Officer
Sohanya Cheng, M.B.A.	39	Executive Vice President, Chief Commercial Officer
Ran Frenkel, RPh.	53	Executive Vice President, Chief Development Officer
Michael Mano, J.D.	45	Senior Vice President, General Counsel and Secretary
Michael Mason, C.P.A., M.B.A.	47	Executive Vice President, Chief Financial Officer and Treasurer
Stephen Mitchener, Pharm. D.	43	Senior Vice President, Chief Business Officer
Sharon Shacham. Ph.D., M.B.A.	51	Chief Scientific Officer

Richard Paulson, M.B.A. Mr. Paulson has served as our President and Chief Executive Officer since May 2021 and as a member of our Board since February 2020. Prior to joining Karyopharm, Mr. Paulson was the Executive Vice President and Chief Executive Officer of Ipsen North America, a biopharmaceutical company, from February 2018 to May 2021. Mr. Paulson was Vice President and General Manager, U.S. Oncology Business Unit at Amgen, a public biotechnology company, from 2015 to February 2018 and prior to that was Vice President, Marketing for Amgen’s U.S. Oncology Business, General Manager, Amgen Germany and General Manager of Amgen Central & Eastern. Prior to Amgen, Mr. Paulson held a number of global leadership positions at Pfizer, including serving as General Manager of Pfizer South Africa and Pfizer Czech Republic. Mr. Paulson also previously held a variety of sales, marketing, and market access roles with increasing seniority at GlaxoWellcome plc in Canada. Mr. Paulson has an M.B.A. from the University of Toronto, Canada and an undergraduate degree in commerce from the University of Saskatchewan, Canada.

Sohanya Cheng, M.B.A. Ms. Cheng joined Karyopharm as Vice President, Sales and Commercial in June 2021 and has served as our Executive Vice President, Chief Commercial Officer since December 2021. Prior to joining Karyopharm, Ms. Cheng served as Vice President, Head of Marketing and Corporate Affairs, at Arrowhead Pharmaceuticals, a public pharmaceutical company, from August 2020 to January 2021. Prior to this role, Ms. Cheng spent ten years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as Executive Director, Head of Marketing & Sales for their multiple myeloma business and as Head of Oncology National Sales. Ms. Cheng holds an M.B.A. from the MIT Sloan School of Management and a BSc and MA in Biochemistry from the University of Cambridge, United Kingdom.

Ran Frenkel, RPh. Mr. Frenkel joined Karyopharm as Executive Vice President, Worldwide Development Operations of Karyopharm in 2014, served as Executive Vice President, Chief Development Operations Officer from 2015 to August 2020 and has served as our Executive Vice President, Chief Development Officer since August 2020. Prior to joining Karyopharm, Mr. Frenkel held a number of senior management roles in Europe, Israel and the U.S., most recently as Managing Director EMEA from 2013 to 2014 for Clinipace Worldwide, an international clinical research organization. Prior to becoming Managing Director EMEA, Mr. Frenkel was Vice President of International Business Development at Clinipace Worldwide from 2011 to 2013. Prior to joining Clinipace Worldwide, from 2007 to 2011, Mr. Frenkel established and managed the Israeli office of PFC Pharma Focus AG, which was acquired by Clinipace Worldwide in 2011, and from 2004 to 2007, he held the position of Managing Director at Actelion Pharmaceuticals with responsibility for all science and business affairs of the company in Israel. Mr. Frenkel received a BPharm from Hebrew University.

Michael Mano, J.D. Mr. Mano joined Karyopharm as Senior Vice President, General Counsel and Secretary in December 2020 with over 15 years of legal experience. Prior to joining Karyopharm, Mr. Mano served as Counsel, Business Development for Biogen Inc., a public biotechnology company, from January 2018 to December 2020, where he supported Biogen’s global business development platform. Prior to that he was Senior Counsel at Proskauer Rose LLP, an international law firm, from 2013 to January 2018 where he represented clients in a broad range of corporate matters. Prior to Proskauer Rose LLP, Mr. Mano was in private legal practice where he represented clients in the life sciences industry in a broad range of corporate matters. Mr. Mano received a B.A. in Political Science and Sociology from Saint Michael’s College and a Juris Doctor from Washington University School of Law.

Michael Mason, C.P.A., M.B.A. Mr. Mason joined Karyopharm in February 2019 as our Senior Vice President, Chief Financial Officer and Treasurer and was appointed Executive Vice President, Chief Financial Officer and Treasurer in June 2021. Mr. Mason served as Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc.(“Alnylam”), a public biopharmaceutical company, from 2011 until February 2019, as its Principal Accounting Officer from 2011 to October 2018, and as its Principal Financial Officer from 2011 to 2016 and from January 2017 to May 2017. From 2005 to 2011, Mr. Mason served as Alnylam’s Corporate Controller. From 2000 through 2005, Mr. Mason served in several finance and commercial roles at Praecis Pharmaceuticals Incorporated (“Praecis”), a public biotechnology company, including as Corporate Controller. Prior to Praecis, Mr. Mason worked in the audit practice at KPMG LLP, a national audit, tax and advisory services firm. Mr. Mason received a B.A. in Business Administration from Stetson University and an M.B.A. from Babson College and is a certified public accountant.

Stephen Mitchener, Pharm.D. Dr. Mitchener has served as our Chief Business Officer since December 2020. Prior to joining Karyopharm, Dr. Mitchener served as Chief Business Officer and Head, Strategic Finance from August 2019 to December 2020 and as Senior Vice President, Chief Business Officer from September 2018 to August 2019 at Axcella Health Inc. (“Axcella”), a public biotechnology company. Before joining Axcella, Dr. Mitchener spent 15 years at Novartis, a public pharmaceutical company, in positions of increasing responsibility, in both U.S. and international roles within its Oncology Business. He served as Head of Strategy, Partnering and Operations from 2016 to August 2018 and as Oncology Franchise Head for Australia and New Zealand from 2013 to 2016. During his tenure at Novartis, he also held various commercial, medical and business development roles, including Business Franchise Head, Oncology, Global Pharma Strategy Director, and Global New Product Director. Dr. Mitchener received a PharmD from the University of North Carolina at Chapel Hill.

Sharon Shacham, Ph.D., M.B.A. Dr. Shacham founded Karyopharm in 2008 and has served as our Chief Scientific Officer since 2010. Dr. Shacham served as our President from 2013 to May 2021, as President of Research and Development from 2012 to 2013, as our Head of Research and Development from 2010 to 2012 and as our President and Chief Executive Officer from 2010 to 2011. Dr. Shacham co-chairs our Scientific Advisory Board. From 2006 to 2009, she was Senior Vice President of Drug Development at Epix, a biopharmaceutical company that underwent liquidation proceedings in 2009. She was Director, Algorithm and Software Development at Predix from 2000 until Predix’s merger into Epix in 2006. Dr. Shacham received her B.Sc. in Chemistry, Ph.D. and M.B.A. from Tel Aviv University.

Information about our Directors

The following table lists the names, ages and positions of our current directors:

Name	Age	Position
Richard Paulson, M.B.A.	54	President and Chief Executive Officer of Karyopharm
Barry E. Greene	58	Chief Executive Officer of Sage Therapeutics, Inc., a biopharmaceutical company
Garen G. Bohlin	74	Former Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company
Peter Honig, M.D., MPH	65	Former Senior Vice President and Head of Global Regulatory Affairs of Pfizer Inc., a pharmaceutical company
Michael G. Kauffman, M.D., Ph.D.	58	Senior Clinical Advisor of Karyopharm and former Chief Executive Officer of Karyopharm
Mansoor Raza Mirza, M.D.	60	Chief Oncologist at the Department of Oncology, Rigshopitalet – the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Christy J. Oliger	52	Former Senior Vice President of the Oncology Business Unit at Genentech, Inc., a biotechnology company
Deepa R. Pakianathan, Ph.D.	57	Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments
Chen Schor	49	President, Chief Executive Officer and Director of Adicet Bio, Inc., a biotechnology company

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

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit, Compensation, Nominating, Corporate Governance & Compliance and Commercialization and Portfolio Committees of our Board of Directors are all available on our website at http://www.karyopharm.com at the “Investors” section under “Corporate Governance.” Stockholders may request a free copy of any of these documents by writing to Investor Relations, Karyopharm Therapeutics Inc., 85 Wells Avenue, 2nd floor, Newton, Massachusetts 02459, U.S.A.

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

References to XPOVIO® (selinexor) also refer to NEXPOVIO® (selinexor) when discussing its approval and commercialization outside of the U.S.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators' ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

•
our ability to successfully launch and achieve broad adoption of our approved products in earlier lines of therapy following the approval of the expanded XPOVIO indication based on the results from our Phase 3 BOSTON study or based on any future indications for which XPOVIO may be approved, or any product candidates for which we obtain marketing approval;
•
actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety, tolerability and efficacy profiles, the potential convenience and ease of administration, access or cost effectiveness;
•
the effectiveness of our sales, marketing, manufacturing and distribution strategies and operations;
•
the competitive landscape for our products, including the timing of new competing products entering the market and the level and speed at which these products achieve market acceptance;
•
the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety, efficacy and effectiveness profile of XPOVIO and any potential impact on our U.S. Food and Drug Administration (“FDA”) approvals and/or FDA package insert for XPOVIO and comparable foreign regulatory approvals and package inserts;
•
our ability to comply with the FDA's and comparable foreign regulatory authorities' post-marketing requirements and commitments, including through successfully conducting, on a timely basis, additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA, such as requirements in connection with the FDA’s June 2020 approval of XPOVIO based on the results of the SADAL study to treat patients with DLBCL, which was approved under the FDA’s Accelerated Approval Program;
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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. For example, BLENREP (belantamab mafodotin), ABECMA® (idecabtagene vicleucel) and ciltacabtagene autoleucel (cilta-cel) were approved for the treatment of multiple myeloma by the FDA in 2020, 2021, and 2022, respectively. In addition, several new mechanism of actions are in clinical development and may be introduced into the multiple myeloma market, such as teclistamab from Johnson & Johnson/Janssen. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business—Competition in this Annual Report on Form 10-K for more information on competition.

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

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, including eltanexor, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design and implement, inherently uncertain as to outcome and can fail at any stage of testing. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of selinexor, eltanexor or our product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or our collaborators’ ability to receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the recent feedback we received from the FDA on our SIENDO Study;
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
•
delays or failure in obtaining the necessary authorization from regulatory authorities or institutional review boards to permit us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or the suspension or termination of a clinical trial once commenced;
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

The COVID-19 pandemic has had and may continue to have an impact on our clinical trials. For more information, please see the risk factor entitled, “The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt, our operations, including our clinical trial activities and commercial operations, which could have an adverse effect on our business and financial results.” At this time, however, we cannot fully forecast the scope of the impact that the COVID-19 pandemic may continue to have on our ability to, among other things, initiate and oversee trial sites, enroll and assess patients, supply study drug and report trial results. In addition, we have and may continue to experience delays in the regulatory process as a result of the COVID-19 pandemic, which may impact our approval timelines. For example, inspections conducted by the European Medicines Agency (“EMA”) in connection with regulatory reviews have currently been subject to scheduling delays due to certain COVID-19 related restrictions and impacts.

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

If we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate or are unable to successfully complete clinical trials of our product candidates or other testing, on a timely basis or at all, and/or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we, or our collaborators, may:

•
be delayed in obtaining, or not obtain at all, marketing approval for the indication or product candidate;
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

Adverse events (“AEs”) in our clinical trials to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO were fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, included thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

The occurrence of AEs in either our clinical trials or following regulatory approval could result in a more restrictive label for any product candidates approved for marketing or could result in the delay or denial of approval to market any product candidates by the FDA or comparable foreign regulatory authorities, which could prevent us from generating sufficient revenue from product sales or ultimately achieving profitability. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, result in potential product liability claims or cause patients and/or healthcare providers to elect alternative courses of treatment. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training or education of healthcare professionals to recognize or manage the potential side effects of XPOVIO or our product candidates, if approved, could result in increased treatment-related side effects and cause patients to discontinue treatment. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As a result of the COVID-19 pandemic that has affected many segments of the global economy, we have experienced, and we expect to continue to experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:

•
negative impact to revenue for XPOVIO, which may continue as the COVID-19 pandemic persists, including as a result of decreased new patient starts due to the decreased ability of our sales force and our patients to meet with healthcare professionals in person;
•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in initiating new clinical studies, including clinical site initiation and oversight as well as difficulties in recruiting clinical site investigators and clinical site staff;
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
•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which has and may impact regulatory review and approval timelines, such as the EMA review of our Marketing Authorization Application (“MAA”) for selinexor in multiple myeloma based on the results of the BOSTON study or any future MAA;
•
negative impacts on any or all aspects of our operations due to business disruptions related to COVID-19 at our third-party vendors who we rely upon in the conduct of our business. including supply chain disruptions; and
•
limitations on employee resources that would otherwise be focused on the conduct of our business, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home.

The full extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the availability, administration rates and effectiveness of vaccines and their effectiveness against the Omicron variant or any other variants as new strains of the virus evolve, and therapeutics and future developments, all of which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. In addition, in October 2021, we began to require that all of our employees be fully vaccinated, subject to limited medical and religious exemptions. We cannot currently predict the impact on our operations of the vaccine mandate on our business or on third parties with whom we conduct business. Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with the mandate and we may experience workforce attrition or difficulties securing future employees as a result of our vaccine mandate policy. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, including the emergence of new variants of COVID-19, such as the Omicron variant, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For example, on February 8, 2022, we announced positive top-line data results for our Phase 3 SIENDO study. On February 25, 2022, we discussed these data with the FDA in a pre-sNDA meeting. We and the FDA meeting participants had differing views on the statistical significance of the study and the overall clinical benefit for the whole study population. For this study or any other that we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the preliminary, interim or top-line data results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or based on differing views from regulatory agencies, such as in the SIENDO Study. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

We expect that in any later phase clinical trial where patients are randomized to receive either selinexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either overall response rate or progression-free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints, such as in our SADAL study and our STORM study. These clinical trials were not randomized against control arms and the primary endpoints of these trials were overall response rate. If selinexor does not demonstrate sufficient overall response rates for any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or foreign regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, selinexor will likely not be approved for that indication based on the applicable study. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.

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

If the interim or top-line data that we report differ from future or more comprehensive data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects, or financial condition may be harmed.

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

We are currently advancing multiple clinical development studies of selinexor, eltanexor and other product candidates, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to maintain or expand our sales, marketing and distribution capabilities, we may not be successful in commercializing XPOVIO or any of our products or product candidates, if approved, that we may acquire or develop.

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support a potential launch of selinexor outside of the U.S. For example, in December 2021, we entered into a license agreement with the Menarini Group (“Menarini”) to, among other things, develop and commercialize NEXPOVIO® (selinexor) for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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
•
our ability to supply sufficient inventory of our products for commercial sale; and
•
existing or new competitors taking share from XPOVIO or any other future product or preventing XPOVIO or any other future product from gaining share in its approved indications.

Even if we, or our collaborators, are able to effectively commercialize XPOVIO or any approved product candidate that we may develop or acquire, the products may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. As a result, we or our collaborators might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we, or our collaborators, are able to generate from product sales in that country. In the U.S., approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from the Congress, regulatory authorities, payers, patients and pathway organizations of the pricing of pharmaceutical products. Adverse pricing limitations may also hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

The business that we or our collaborators conduct outside of the U.S. may be adversely affected by international risks and uncertainties.

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

•
business interruptions resulting from pandemics (including the COVID-19 pandemic), geo-political actions, including war and terrorism, climate change or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

Risks Related to Regulatory Matters

Even if we, or our collaborators, complete the necessary preclinical studies and clinical trials for our product candidates, the regulatory approval process is expensive, time-consuming and uncertain and we or they may not receive approvals for the commercialization of some or all of our or their product candidates in a timely manner, or at all.

Our long-term success and ability to sustain and grow revenue depends on our and our collaborators’ ability to continue to successfully develop our product candidates and obtain regulatory approval to market our or their products both in and outside of the U.S. In order to market and sell our products in the European Union (the “EU”) and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country, impose substantial requirements on the development of product candidates to become eligible for marketing approval and have substantial discretion in the process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. The time required to obtain approval outside of the U.S. may differ substantially from that required to obtain FDA approval. For example, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. For additional risks related to conducting business outside of the U.S., please see the risk factor below entitled “The business that we conduct outside of the U.S. may be adversely affected by international risks and uncertainties.”

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals. The approval of our and our collaborators’ current or future product candidates for commercial sale could be delayed, limited or denied or we or they may be required to conduct additional studies for a number of reasons, including, but not limited to, the following:

•
regulatory authorities may determine that our or our collaborators’ product candidates do not demonstrate safety and effectiveness in accordance with regulatory agency standards based on a number of considerations, including AEs that are reported during clinical trials;
•
regulatory authorities could analyze and/or interpret data from clinical trials and preclinical testing in different ways than we, or our collaborators, interpret them and determine that our data is insufficient for approval;
•
regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, as in the case of our intention to conduct a new trial for selinexor in endometrial cancer following recent discussions with the FDA on our SIENDO Study;

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
•
our failure or the failure of clinical investigational sites and the records kept at the respective locations, including clinical trial data, to be in compliance with the FDA’s current good clinical practices regulations (“GCP”) or comparable regulations outside of the U.S., including the failure to pass inspections of our corporate site or our clinical trial sites, such as the January 2022 preapproval GCP inspection conducted by the EMA at our corporate headquarters and an inspection that took place in late 2021 at one of the clinical sites that participated in the BOSTON Study;
•
regulatory authorities may change their approval policies or adopt new regulations;
•
regulatory authorities may not be able to undertake reviews or approval processes in a timely manner, including delays as a result of the ongoing COVID-19 pandemic, such as with the EMA review of the MAA for selinexor in multiple myeloma based on the results of the BOSTON study;
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

Further, in June 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the EU on January 31, 2020 and the EU rules and regulations ceased to apply to the UK starting on January 1, 2021. In December 2020, the UK government and the EU agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK, which remains uncertain. We, and our collaborators, are continuing to analyze how Brexit and the recently concluded trade agreement will affect the future regulatory regime for pharmaceutical products in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us, or our collaborators, from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we, or our collaborators, may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

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

We, or our collaborators, may seek approval from the FDA or comparable foreign regulatory authorities to use accelerated development pathways for our product candidates. If we, or our collaborators, are not able to use such pathways, we, or they, may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we, or they, receive them at all. In addition, even if an accelerated approval pathway is available to us, or our collaborators, it may not lead to expedited approval of our product candidates, or approval at all.

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

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled Phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized Phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy. We intend to satisfy the Phase 3 trial requirement though our XPORT-DLBCL-030 study and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval, including as a result of adverse impacts from the ongoing COVID-19 pandemic. If the required post-approval studies fail to verify the clinical benefits of XPOVIO or confirm that the surrogate marker used for accelerated approval of XPOVIO to treat DLBCL showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed or refractory DLBCL, or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization in the EU with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to need for further data. Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive.

In March 2021, we received conditional marketing authorization from the European Commission (“EC”) for NEXPOVIO to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. This marketing authorization, or any others we, or our collaborators, obtain from the EC in the future, is valid for a period of one year and could be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we, or our collaborators, are not able to fulfill these specific obligations set out in the conditional marketing authorization requirements (which include the presentation of additional clinical data on the safety and efficacy for NEXPOVIO), the marketing authorization for the EU may not be prolonged and we, or our collaborators, will no longer be able to market NEXPOVIO in the EU.

XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future are subject to post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other U.S. and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, as a condition of the XPOVIO approval by the FDA for the multiple myeloma and DLBCL indications, we are required to complete certain post-marketing commitments. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.

The FDA and comparable foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other U.S. or foreign agencies, including the Department of Justice (the “DOJ”), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Alleged violations of the FDCA or other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive requirements by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice (“cGMP”), which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or foreign regulatory authorities to monitor and ensure compliance with cGMPs or other regulations.

Post-approval discovery of previously unknown problems with our products, including AEs of unanticipated severity or frequency, or relating to our manufacturing processes, data integrity issues with regulatory filings, or failure to comply with regulatory requirements, may yield various results, including:

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

Similar restrictions apply to the approval of our products in the EU. The holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations;
•
the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU; and
•
the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Accordingly, in connection with our currently approved products and assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may seek certain designations for our product candidates in or outside of the U.S., including Breakthrough Therapy, Fast Track and Priority Review designations, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast-Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast-Track product may be effective.

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

In the EU, we or our collaborators may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial MAA through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria with respect to its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we or our collaborators receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of the EMA’s grant of a marketing authorization.

We may not be able to obtain orphan drug exclusivity for any product candidates we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the U.S. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA and comparable foreign regulatory authorities such as the EMA can subsequently approve the same product for the same condition if the FDA or such other authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

In 2017, the Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by former President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.

However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside of the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Current and future legislation may increase the difficulty and cost for us, or any collaborators, to obtain marketing approval and commercialize our or their product candidates and affect the prices we, or they, may obtain.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”), as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case in November 2020 and, in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

In July 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” In September 2021, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Finally, outside of the U.S., in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies.

These measures, as well as others adopted in the future, may result in additional downward pressure on the price that we receive for XPOVIO or any other approved product we or our collaborators might bring to market. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from XPOVIO or from product candidates that we, or our collaborators, may successfully develop and for which we, or they, may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

Our relationships with healthcare providers, physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare professionals, including but not limited to physicians, nurses, medical directors, hospitals, pharmacies, pharmacy benefit managers, group purchasing organizations, wholesalers, insurers, and all individuals employed by such entities (collectively, “HCPs”), may influence the recommendation and prescription of our approved products. Our arrangements with HCPs and others who have the ability to influence the recommendation and prescription of our products may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•
the FCA imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
•
HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers;
•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS, information related to payments and other transfers of value to physicians and teaching hospitals and other covered recipients and ownership and investment interests held by healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the UK that “implements” and complements the GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the UK, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under GDPR. The UK government has already determined that it considers all EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU/EEA remain unaffected. In addition, a recent decision from the EC appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Our employees, independent contractors, consultants, collaborators and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and/or requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants, collaborators and vendors. Misconduct by these partners could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state laws, and requirements of foreign jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications (“ANDAs”) and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

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

We are subject to governmental export and import controls that could impair our or our collaborators' ability to compete in international markets due to licensing requirements and subject us or them to liability if we or they are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products outside of the U.S. must be made in compliance with these laws and regulations. If we or our collaborators fail to comply with these laws and regulations, we or they and certain of our or their employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us or our collaborators and the respective responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

Since inception, we have incurred significant operating losses. Our net loss was $124.1 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $1.2 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our Open Market Sale Agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

While we began to generate revenue from the sales of XPOVIO in July 2019 and have received revenue from our license arrangements, such as the partnership we have with Antengene Therapeutics Limited (“Antengene”) for our programs across most of the Asia-Pacific region, and most recently with Menarini for our programs in Europe, Latin America and other key countries, there can be no assurance as to the amount or timing of future product or license and other revenues, and we may not achieve profitability for several years, if at all. Our ability to become and remain profitable depends significantly on our success in many areas, including:

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
•
obtain and/or maintain regulatory approval for XPOVIO and our product candidates, including completing any required post-marketing requirements to the satisfaction of the FDA or other regulatory agencies;
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

Discovering, developing and commercializing products involve time-consuming, expensive and uncertain processes that take years to complete. We have used substantial funds to develop XPOVIO and expect our operating expenses to continue to increase as we continue to commercialize XPOVIO or any future approved product, conduct further research and development of our product candidates, seek marketing approval and prepare for commercialization of selinexor in additional indications or for our other product candidates, if approved, to the extent that such functions are not the responsibility of a collaborator. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our geographical reach. Although currently XPOVIO is commercially available in three indications, we do not anticipate that our revenue from product sales of XPOVIO or any funds we may receive from our collaborators will be sufficient for us to become profitable for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

As of December 31, 2021, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, progress, results, timing and costs of our current and planned development efforts and regulatory review of our product candidates;
•
the amount and timing of revenues from sales of XPOVIO, or any product candidate that we develop or acquire;
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

Our Revenue Interest Agreement with HCR, as amended, contains various covenants and other provisions, which, if violated, could result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) and which was amended in June 2021 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, or withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCR may accelerate payments due under the Amended Revenue Interest Agreement up to $249.8 million, less the aggregate of all of the payments previously paid to HCR. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Amended Revenue Interest Agreement and require us to make payments necessary for HCR to receive $135.0 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to selinexor. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have an adverse material impact on our business.

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

If we raise additional funds through further collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and drug development or current or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are parties to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S. and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.

Potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies and we face significant competition in seeking appropriate collaborators, including as a result of a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon the assessment of the collaborator’s expertise, its current and expected resources and competing priorities, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or foreign regulatory authorities, the potential market for the product or product candidate, the costs and complexities of manufacturing and delivering such product or product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

Collaborations are complex and time-consuming to negotiate, document and manage. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all, or we may be restricted under then-existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. If we are unable to maintain our current collaboration agreements or enter into new collaboration agreements, we may have to curtail, reduce or delay the development or commercialization programs for our products or product candidates, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, and our collaboration agreements may not lead to the development or commercialization of our products or product candidates in the most efficient manner, or at all, and may result in lower product revenues or profitability to us than if we were to market and sell these products ourselves. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our products or product candidates. Further, if our collaborations do not result in the successful development and commercialization of our products or product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, the development and commercialization of our products or product candidates could be delayed and we may need additional resources to develop product candidates.

Further, our ability to enter into new collaboration arrangements and the successful execution of our current arrangements by our collaborators has been and could continue to be negatively impacted by the COVID-19 pandemic, including as a result of supply chain disruptions, businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and a prolonged economic downturn. If our or our third-party collaborators are so affected, our business prospects and results of operations could be severely adversely impacted.

Collaborations involving our products and product candidates pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected or in compliance with applicable local and national laws and regulatory requirements;
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
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to our products or product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
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

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, as we conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards when conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with comparable standards. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of the third parties that we rely on in connection with our clinical trials fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. For example, in late 2021, as part of the MAA approval process, the EMA conducted a preapproval GCP inspection at one of the clinical trial sites that participated in the BOSTON Study. There can be no assurances that the response by the clinical site to the questions and findings included in the inspection report will be acceptable to the

EMA. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products. In such an event, our financial results and the commercial prospects for our products or product candidates, if approved, could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of February 22, 2022, 94 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 25 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our IL-12 Program, as of February 22, 2022, 21 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

If our drug product candidates or any of our future drug product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such products, which may result in a material decline in sales of our competing products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) to the FDCA, a company may file an ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for the applicable, approved innovator product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if any of our product candidates that are regulated as drugs are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If there are patents listed for such drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

If we do not successfully extend the term of patents covering our product candidates under the Hatch-Waxman Amendments and similar foreign legislation, our business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval, if any, of our products or product candidates, one or more of our U.S. patents may be eligible for patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for one patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. The total patent term, including the extension period, may not exceed 14 years following FDA approval. Accordingly, the length of the extension, or the ability to even obtain an extension, depends on many factors.

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

As of February 22, 2022, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We are highly dependent on the management, technical and scientific expertise of principal members of our management and scientific teams, including our President and Chief Executive Officer. Although we have entered into formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our key employees could impede the achievement of our research, development, commercialization and other business objectives.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $4.42 to $15.31 in the 52-week period ended February 22, 2022. On February 22, 2022, the closing sale price of our common stock on the Nasdaq Global Select Market was $10.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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
•
market conditions in the pharmaceutical and biotechnology sectors, including as the result of uncertainties due to or impacts from the ongoing COVID-19 pandemic;
•
general economic, industry and market conditions, such as those caused by the COVID-19 pandemic;
•
our ability to raise additional capital and the terms on which we can raise it;
•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders; and
•
the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. In addition, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Securities or other litigation could result in substantial costs and may divert management’s time and attention from our business.

Securities class action litigation is often brought against a company following a decline or periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, including as a result of the COVID-19 pandemic, and we are therefore a target of this type of litigation. For example, we are currently subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. Further, from time to time we issue guidance on our expected financial performance for future periods, such as our expectations regarding our revenue, non-GAAP research and development and selling, general and administrative expenses, and cash, cash equivalents and investments available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our actual results differ materially from our guidance, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

Further our estimates of the potential market opportunities for XPOVIO and our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for XPOVIO or any other products or product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve profitability.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant stockholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act, significantly revises the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Newton, Massachusetts, where we lease 98,502 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany and 4,736 square feet of office space in Tel Aviv-Yafo, Israel.

Item 3. Legal Proceedings

The information required by this Item is provided under “Litigation” in Note 9 “Commitments and Contingencies” of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.0001 par value per share, began trading on the Nasdaq Global Select Market on November 6, 2013, where its prices are quoted under the symbol “KPTI.”

Holders

As of February 22, 2022, there were 8 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2016 through December 31, 2021, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Cumulative Total Return Comparison

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Karyopharm Therapeutics Inc.	100.00	102.13	99.68	203.94	164.68	68.40
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37

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

Item 6. [Reserved]

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

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds, representing a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need, were the first oral XPO1 inhibitors to receive marketing approval. Our lead asset, XPOVIO® (selinexor), received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was supported by data from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study;
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Approval in this indication was supported by data from the STORM (Selinexor Treatment of Refractory Myeloma) study; and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was supported by data from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s).

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor and eltanexor as oral agents in multiple myeloma, endometrial cancer, myelofibrosis, myelodysplastic syndromes, and in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor.

On February 8, 2022, we announced top-line results from our Phase 3 SIENDO study evaluating the efficacy and safety of selinexor for front-line maintenance therapy in patients with advanced or recurrent endometrial cancer (the “SIENDO Study”). On February 25, 2022, we attended a pre-supplemental New Drug Application (“sNDA”) submission meeting with the FDA during which we received feedback, including that the top-line results from the SIENDO Study are unlikely to support an sNDA approval. Considering the FDA’s feedback, we intend to initiate a new placebo-controlled randomized clinical study of selinexor in patients with p53 wild-type with advanced or recurrent endometrial cancer this year.

In December 2021, we entered into a license agreement (the “Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor for all human oncology indications (the “Product”) in Europe and other key global territories. We received an upfront cash payment of $75.0 million in December 2021 and are entitled to receive up to $202.5 million in milestone payments from Menarini if certain development and sales performance milestones are achieved. We are further eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Menarini territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all documented expenses we incur for the global development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

In June 2021, we amended our Revenue Interest Agreement (the “Amended Revenue Interest Agreement”) with entities managed by HealthCare Royalty Management, LLC (“HCR”) and received $60.0 million in connection with such amendment. For additional information on the Amended Revenue Interest Agreement, see Note 16, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

In April 2021, the European Medicines Agency (“EMA”) validated our Type II variation to the marketing authorization application (“MAA”) based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly administration of selinexor in combination with once-weekly administration of Velcade® (bortezomib) and low-dose dexamethasone compared to standard twice-weekly administration of Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. In January 2022, as part of the MAA approval process, the EMA conducted a preapproval good clinical practices (“GCP”) inspection at our corporate headquarters, which was also attended by the FDA. In addition, an inspection of one clinical site that participated in the BOSTON Study took place in late 2021. In February 2022, the EMA issued its initial GCP inspection reports, which included certain questions and findings. We have promptly addressed the questions and findings including in the inspection reports, however, there can be no assurances that our proposals will be acceptable to the EMA. We expect that the review of the Type II variation will be completed in the first half of 2022.

As of December 31, 2021, we had an accumulated deficit of $1.2 billion. We had net losses of $124.1 million, $196.3 million and $199.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recognized total revenue of $209.8 million in 2021, including $98.4 million of XPOVIO net product revenue and $111.4 million of license revenue. License revenue included $75.0 million in revenue recognized from the Menarini Agreement and $29.3 million recognized in development/regulatory milestone revenue from Antengene Therapeutics Limited (“Antengene”). As of December 31, 2021, we had $235.6 million in cash, cash equivalents, restricted cash and investments.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies, healthcare systems, and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have experienced and may continue to experience in the future, disruptions that could impact our results of operations, including product revenue and our financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the full extent of the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the availability, administration rates and effectiveness of vaccines and therapeutics against any variants as new strains of the virus evolve, the continued duration and severity of the pandemic, governmental, business or other actions, changes to our operations and how quickly and to what extent normal economic and operation conditions can resume, among others. In addition, in October 2021, we began to require that all of our employees be fully vaccinated, subject to limited medical and religious exemptions. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition or difficulty securing future labor needs. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A-Risk Factors included in this Annual Report on Form 10-K.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting estimates. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies.

Product Revenue Reserves

We recognize product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves are based on the amounts earned, or to be claimed on the related sales, and are generally classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). On a quarterly basis, we update our estimates and record any needed adjustments in the period we identify the adjustments.

The estimates for our product revenue allowances and accruals are most significantly affected by chargebacks, which are contractual commitments to provide products to qualified healthcare entities at prices lower than the list prices charged to our customers who purchase XPOVIO directly from us, and rebates that represent discount obligations under government programs, including Medicaid, Medicare, the Department of Veterans Affairs, the Department of Defense, and others.

Certain of the amounts noted are known at the time of sale based on contractual terms and, therefore, are recorded pursuant to the most likely amount method under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Other amounts are estimated and take into consideration a range of possible outcomes, which are probability-weighted and recorded in accordance with the expected value method in ASC 606 for relevant factors, such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

A 10% increase or decrease in these estimates would impact net sales by a corresponding increase or decrease of less than $2.0 million.

License and Asset Purchase Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates. For elements of collaboration arrangements that are accounted for pursuant to ASC 606, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. We utilize judgment to determine the transaction price. In connection therewith, we evaluate contingent milestones at contract inception to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achieving development milestone payments that may not be subject to a material reversal and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

Accrued Research and Development Costs

We estimate our accrued research and development costs. This process involves reviewing quotes and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees paid to contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”), in connection with research and development activities for which we have not yet been invoiced. To date, our estimates have not been materially different than amounts actually incurred.

Results of Operations

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2021	2020	2019
Product revenue, net	$98,436	$76,210	$30,540
License and other revenue	111,383	31,875	10,353
Total revenues	209,819	108,085	40,893
Operating expenses:
Cost of sales	3,402	2,705	2,407
Research and development	160,842	150,813	122,340
Selling, general and administrative	143,846	126,417	105,421
Loss from operations	(98,271)	(171,850)	(189,275)
Other expense, net	(25,549)	(24,114)	(10,275)
Loss before income taxes	(123,820)	(195,964)	(199,550)
Income tax provision	(268)	(309)	(40)
Net loss	$(124,088)	$(196,273)	$(199,590)

Product Revenue, net (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Product revenue, net	$98,436	$76,210	$30,540	$22,226	29%	$45,670	150%

Net product revenue from U.S. commercial sales of XPOVIO for the year ended December 31, 2021 increased 29% as compared to the year ended December 31, 2020 following the December 2020 FDA approval of the expanded indication for XPOVIO in the U.S., which allowed us to penetrate earlier lines of therapy in multiple myeloma.

We expect net product revenue to increase in 2022 as compared to 2021 due to an increasing number of patients shifting into earlier lines of therapy and increasing utilization of XPOVIO by physicians.

License and Other Revenue (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Menarini	$75,000	$—	$—	$75,000	100%	$—	—%
Antengene Therapeutics Limited	29,554	23,499	9,362	6,055	26%	14,137	151%
Forus Therapeutics Inc.	—	5,000	—	(5,000)	(100)%	5,000	100%
Ono Pharmaceutical Co., Ltd.	—	2,192	—	(2,192)	(100)%	2,192	100%
Other	6,829	1,184	991	5,645	477%	193	19%
Total	$111,383	$31,875	$10,353	$79,508	249%	$21,522	208%

License and other revenue for the year ended December 31, 2021 increased $79.5 million as compared to the year ended December 31, 2020 primarily due to the $75.0 million upfront payment we recognized in connection with the execution of our license agreement with Menarini in the fourth quarter of 2021. In addition, we recognized $29.3 million of development/regulatory milestone revenue from Antengene following the South Korean approval, and subsequent commercial launch, of selinexor in two indications during the year ended December 31, 2021. We also recognized $0.3 million into revenue from deferred revenue during the year ended December 31, 2021, which was related to the 2020 upfront payment received upon execution of the amendment to our May 2018 license agreement with Antengene.

We expect license and other revenue to decrease in 2022 due to the one-time $75.0 million upfront payment we recognized in the fourth quarter of 2021 from Menarini. In 2022, we expect to receive certain payments related to reimbursable research and development activities.

Operating Costs and Expenses (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Cost of sales	$3,402	$2,705	$2,407	$697	26%	$298	12%
Research and development	160,842	150,813	122,340	10,029	7%	28,473	23%
Selling, general and administrative	143,846	126,417	105,421	17,429	14%	20,996	20%
Total	$308,090	$279,935	$230,168	$28,155	10%	$49,767	22%

Cost of Sales

Cost of sales includes the cost of producing and distributing inventories that are related to U.S. XPOVIO product revenue during the respective period, including salary-related and stock-based compensation expenses for employees involved with XPOVIO production and distribution, freight, and indirect overhead costs, as well as third-party royalties payable on our net product revenue for XPOVIO. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval as it is our expectation that such costs will be recoverable through the commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. Therefore, cost of sales recorded during the years ended December 31, 2021, 2020 and 2019 only reflect a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon approval were approximately $2.8 million. At December 31, 2021, we had $2.1 million of this previously expensed XPOVIO and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time.

We expect cost of sales to increase in 2022 as a result of an expected increase in net product sales.

Research and Development Expense (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Clinical trial costs	$72,935	$75,701	$60,528	$(2,766)	(4)%	$15,173	25%
Personnel costs	52,001	47,107	37,345	4,894	10%	9,762	26%
Travel, consulting and professional costs	12,675	12,609	15,936	66	1%	(3,327)	(21)%
Stock-based compensation	11,842	10,215	6,406	1,627	16%	3,809	59%
In-process research and development	7,355	—	—	7,355	100%	—	—%
Facility and information technology infrastructure costs	4,034	5,181	2,125	(1,147)	(22)%	3,056	144%
Total research and development costs	$160,842	$150,813	$122,340	$10,029	7%	$28,473	23%

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
•
costs associated with preclinical activities and regulatory operations;
•
employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

Research and development expense for the year ended December 31, 2021 increased by approximately $10.0 million as compared to the year ended December 31, 2020 primarily due to:

•
$7.4 million in costs incurred in connection with the acquisition of certain assets from Neumedicines Inc. (“Neumedicines”) in the third quarter of 2021; and
•
an increase of $4.9 million in personnel costs, primarily related to an increase in headcount; partially offset by
•
a decrease of $2.8 million in clinical trial costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in 2022 as compared with 2021 due to our prioritization of our core clinical development programs, including anticipated costs associated with a new SIENDO study to evaluate selinexor in the p53 wild-type patient population. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control could impact our clinical development programs and plans.

Selling, General and Administrative Expense (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Personnel costs	$66,465	$58,568	$51,825	$7,897	13%	$6,743	13%
Commercial costs	33,821	31,286	17,250	2,535	8%	14,036	81%
Stock-based compensation	17,787	14,066	8,834	3,721	26%	5,232	59%
Travel, consulting and professional costs	14,346	11,107	16,724	3,239	29%	(5,617)	(34)%
Facility and information technology infrastructure costs	11,427	11,390	10,788	37	0%	602	6%
Total selling, general and administrative costs	$143,846	$126,417	$105,421	$17,429	14%	$20,996	20%

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

Selling, general and administrative expense for the year ended December 31, 2021 increased by approximately $17.4 million as compared to the year ended December 31, 2020 primarily related to:

•
an increase of $7.9 million in personnel costs, primarily related to an increase in headcount;
•
an increase of $3.7 million in stock-based compensation costs, primarily related to an increase in headcount;
•
an increase of $3.2 million in travel, consulting and professional costs as certain COVID-19 restrictions were lifted; and
•
an increase of $2.5 million in commercial-related activities, including costs to support our BOSTON launch.

We expect our selling, general and administrative expenses to increase in 2022 as compared to 2021 to support our expanding operating and commercial activities related to sales and marketing of XPOVIO.

Other Expense, net (in thousands, except for percentages)

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Interest expense	$(26,046)	$(27,140)	$(15,647)	$1,094	(4)%	$(11,493)	73%
Interest income	582	2,820	5,422	(2,238)	(79)%	(2,602)	(48)%
Other income (expense):
Realized and unrealized gains on marketable equity securities	16	110	—	(94)	(85)%	110	100%
Change in fair value of embedded derivative	90	500	—	(410)	(82)%	500	100%
Other income	25	—	—	25	100%	—	—%
Foreign currency translation	(216)	(404)	(50)	188	(47)%	(354)	708%
Total other expense, net	$(25,549)	$(24,114)	$(10,275)	$(1,435)	6%	$(13,839)	135%

Other expense, net for the year ended December 31, 2021 increased by $1.4 million as compared to the year ended December 31, 2020 primarily due to a decrease in interest income of $2.2 million combined with a decrease in interest expense of $1.1 million. The $1.1 million decrease in interest expense primarily related to a $7.3 million decrease in non-cash interest expense from our 3.00% convertible senior notes due 2025 (the “Notes”), partially offset by a $6.2 million increase in interest expense related to the deferred royalty obligation associated with the June 2021 Amended Revenue Interest Agreement. The $7.3 million decrease related to the Notes was a result of our January 1, 2021 adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity. As a result of the adoption of this accounting standard, our non-cash interest expense was significantly reduced.

We expect interest expense to increase in 2022 due to the imputed interest on our Amended Revenue Interest Agreement.

Results of Operations—Years Ended December 31, 2020 and 2019

Discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021 (“2020 Form 10-K”).

Liquidity and Capital Resources

Cash flows

To date, we have financed our operations through a combination of product revenue sales and through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, proceeds from sales of common stock under our Open Market Sale Agreement (as defined below), and cash generated from our business development activities. We have had recurring annual losses since inception and incurred a loss of $124.1 million for the year ended December 31, 2021. As of December 31, 2021, our cash, cash equivalents and investments balances were $228.6 million.

The following table provides information regarding our cash flows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(107,116)	$(160,234)	$(190,822)
Net cash provided by (used in) investing activities	141,840	(53,685)	78,450
Net cash provided by financing activities	73,648	172,083	124,305
Effect of exchange rate	(48)	268	19
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,324	$(41,568)	$11,952

Net Cash Used in Operating Activities

Net cash used in operating activities in each of the years ended December 31, 2021 and 2020 primarily reflects our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was driven by a $72.2 million decrease in our net loss due primarily to increased revenues year over year offset by an increase of $5.5 million in non-cash charges and a $24.5 million decrease in the change in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities changed by approximately $195.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily related to a $229.3 million increase in the purchases of investments offset by $28.3 million decrease in proceeds from sales and maturities of investments. We also used $5.5 million to acquire in-process research and development as a result of our acquisition of assets from Neumedicines in the third quarter of 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $98.4 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily related to a decrease of $151.9 million in proceeds from the sale of shares of our common stock year over year, offset by $60.0 million in proceeds received from the Amended Revenue Interest Agreement in 2021.

A discussion of changes in our cash flow from the year ended December 31, 2019 to the year ended December 31, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Form 10-K.

Sources of Liquidity

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Agreement with HCR. Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 16, “Long-Term Obligations”, to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”), with Jefferies LLC, as agent (“Jefferies”), pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. As of December 31, 2021, we have sold an aggregate of 4,350,700 shares under the Open Market Sale Agreement, for net proceeds of approximately $56.2 million. As of December 31, 2021, $100.0 million of shares of our common stock may be issued and sold under the Open Market Sale Agreement.

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

During the year ended December 31, 2021 and 2020, we received $75.0 million and $17.2 million, respectively, in upfront payments under our license and distribution arrangements pursuant to which we are also entitled to receive milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under our license agreement with Menarini, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

Funding Requirements

We expect our expenses, excluding stock-based compensation, to remain consistent. We expect to continue to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of any of our products, to the extent that these functions are not the responsibility of our collaborators, or costs related to launch preparation for any of our product candidates that may receive regulatory approval in the near future. However, we expect our research and development expenses to decrease due to our prioritization of our core clinical development programs.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. In addition, our product candidates for which we receive marketing approval may not achieve commercial success. Our ability to become and remain profitable depends on our ability to generate revenue. There can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all, as described more fully in the risk factor entitled “We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability,” under the heading “Risk Factors” in this Annual Report on Form 10-K. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We currently expect that cash, cash equivalents and short- and long-term investments at December 31, 2021 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Annual Report on Form 10-K.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025, which totaled $2.8 million in 2021 and increase annually; we expect total future lease costs to be approximately $13.9 million over the next four years;
•
Increased cash operating expenditures over our 2021 totals of $107.1 million;
•
Future long-term debt obligations related to the Notes of $169.3 million over the next four years; and
•
Future royalty obligations to HCR under our Revenue Interest Financing Agreement of approximately $233.4 million.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $228.6 million as of December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

We do not believe our cash, cash equivalents and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appears on pages 111 through 118 of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2022 Proxy Statement. We expect to file our 2022 Proxy Statement with the SEC within 120 days of December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2022 Proxy Statement and is incorporated herein by reference. Information regarding our executive officers is set forth in “Business—Information about Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible senior notes in 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Accrued Research and Development Costs

Description of the Matter

The Company’s accrued research and development costs totaled $15.9 million at December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued research and development costs are recognized based on various inputs, including an evaluation of the progress to complete specific tasks using data such as clinical site activations, patient enrollment, and other information provided to the Company by its service providers based on their actual costs incurred. Payments for these activities are based on the terms of individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet as accrued expenses.

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

Boston, Massachusetts

March 1, 2022

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$190,459	$85,918
Short-term investments	38,156	163,322
Accounts receivable	22,497	12,881
Inventory	4,106	2,644
Prepaid expenses and other current assets	14,039	9,285
Restricted cash	6,349	2,481
Total current assets	275,606	276,531
Property and equipment, net	1,642	2,219
Operating lease right-of-use assets	7,915	9,363
Long-term investments	—	24,215
Other assets	19,505	—
Restricted cash	637	722
Total assets	$305,305	$313,050
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,603	$4,450
Accrued expenses	69,121	52,930
Deferred revenue	—	297
Operating lease liabilities	2,316	1,917
Other current liabilities	678	609
Total current liabilities	73,718	60,203
Convertible senior notes	169,293	117,928
Deferred royalty obligation	132,998	73,088
Operating lease liabilities, net of current portion	8,969	11,285
Total liabilities	384,978	262,504
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 75,746 and 73,923 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,098,776	1,119,632
Accumulated other comprehensive income	191	518
Accumulated deficit	(1,178,648)	(1,069,611)
Total stockholders’ (deficit) equity	(79,673)	50,546
Total liabilities and stockholders’ (deficit) equity	$305,305	$313,050

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Product revenue, net	$98,436	$76,210	$30,540
License and other revenue	111,383	31,875	10,353
Total revenues	209,819	108,085	40,893
Operating expenses:
Cost of sales	3,402	2,705	2,407
Research and development	160,842	150,813	122,340
Selling, general and administrative	143,846	126,417	105,421
Total operating expenses	308,090	279,935	230,168
Loss from operations	(98,271)	(171,850)	(189,275)
Other income (expense):
Interest income	582	2,820	5,422
Interest expense	(26,046)	(27,140)	(15,647)
Other (expense) income, net	(85)	206	(50)
Total other expense, net	(25,549)	(24,114)	(10,275)
Loss before income taxes	(123,820)	(195,964)	(199,550)
Income tax provision	(268)	(309)	(40)
Net loss	$(124,088)	$(196,273)	$(199,590)
Net loss per share—basic and diluted	$(1.65)	$(2.72)	$(3.22)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	75,218	72,044	61,955

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(124,088)	$(196,273)	$(199,590)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(286)	288	207
Foreign currency translation adjustments	(41)	267	—
Comprehensive loss	$(124,415)	$(195,718)	$(199,383)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	60,829	$6	$857,156	$(244)	$(673,748)	$183,170
Vesting of restricted stock	18	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	811	—	4,505	—	—	4,505
Stock-based compensation expense	—	—	15,291	—	—	15,291
Issuance of common stock, net of issuance costs	3,712	1	46,190	—	—	46,191
Unrealized gain on investments	—	—	—	207	—	207
Net loss	—	—	—	—	(199,590)	(199,590)
Balance at December 31, 2019	65,370	7	923,142	(37)	(873,338)	49,774
Vesting of restricted stock	204	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	1,161	—	10,307	—	—	10,307
Stock-based compensation expense	—	—	24,407	—	—	24,407
Issuance of common stock, net of issuance costs	7,188	—	161,776	—	—	161,776
Unrealized gain on investments	—	—	—	288	—	288
Foreign currency translation adjustment	—	—	—	267	—	267
Net loss	—	—	—	—	(196,273)	(196,273)
Balance at December 31, 2020	73,923	7	1,119,632	518	(1,069,611)	50,546
Vesting of restricted stock	480	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	555	—	3,745	—	—	3,745
Stock-based compensation expense	—	—	29,783	—	—	29,783
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(286)	—	(286)
Foreign currency cumulative translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(124,088)	(124,088)
Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(124,088)	$(196,273)	$(199,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	7,355	—	—
Depreciation and amortization	789	972	974
Net amortization of premiums and discounts on investments	1,560	1,419	(1,382)
Amortization of debt discount and issuance costs	780	8,071	7,193
Stock-based compensation expense	29,783	24,407	15,291
Realized and unrealized gains on marketable equity securities	(16)	(15)	—
Inventory obsolescence charge	—	329	—
Change in fair value of embedded derivative liability	(90)	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,616)	(5,019)	(7,862)
Inventory	(1,462)	(2,627)	(346)
Prepaid expenses and other current assets	(5,254)	(1,996)	(868)
Operating lease right-of-use assets	1,449	1,254	1,094
Other assets	(19,505)	—	—
Accounts payable	(2,847)	3,465	(3,301)
Accrued expenses and other liabilities	16,260	12,161	8,512
Deferred revenue	(297)	(4,236)	(9,362)
Operating lease liabilities	(1,917)	(1,646)	(1,175)
Net cash used in operating activities	(107,116)	(160,234)	(190,822)
Investing activities
Purchases of property and equipment	(212)	(145)	(206)
Proceeds from sales and maturities of investments	192,780	221,037	257,145
Purchases of investments	(45,228)	(274,577)	(178,489)
Acquired in-process research and development	(5,500)	—	—
Net cash provided by (used in) investing activities	141,840	(53,685)	78,450
Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,903	161,776	46,191
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	3,745	10,307	4,505
Proceeds from Revenue Interest Agreements	60,000	—	73,609
Net cash provided by financing activities	73,648	172,083	124,305
Effect of exchange rate on cash, cash equivalents and restricted cash	(48)	268	19
Net increase (decrease) in cash, cash equivalents and restricted cash	108,324	(41,568)	11,952
Cash, cash equivalents and restricted cash at beginning of period	89,121	130,689	118,737
Cash, cash equivalents and restricted cash at end of period	$197,445	$89,121	$130,689
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$190,459	$85,918	$128,858
Short-term restricted cash	6,349	2,481	1,117
Long-term restricted cash	637	722	714
Total cash, cash equivalents and restricted cash	$197,445	$89,121	$130,689
Supplemental disclosures:
Cash paid for interest on convertible debt	$5,175	$5,175	$5,175
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$11,711
Cash paid for amounts included in the measurement of operating lease liabilities	$3,277	$3,200	$2,889
Cash paid for interest on deferred royalty obligation	$10,361	$6,014	$—

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

The Company

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications as well as developing and seeking the regulatory approval of selinexor and eltanexor as oral agents in multiple myeloma, endometrial cancer, myelofibrosis, myelodysplastic syndromes, and in additional cancer indications with significant unmet medical need. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom's Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO® (selinexor), the brand name for selinexor in Europe and the United Kingdom, in combination with dexamethasone, to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. XPOVIO has also received regulatory approval in Singapore, China, South Korea and Israel.

To date, we have financed our operations through a combination of product revenue sales and through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to a revenue interest financing agreement and subsequent amendment (deferred royalty obligation), proceeds from our Open Market Sale Agreement (as defined below) and cash generated from our business development activities. As of December 31, 2021, we had an accumulated deficit of $1.2 billion. We expect that our cash, cash equivalents and investments at December 31, 2021 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer and certain other diseases. All of our revenue to date has been derived in the U.S. and all of our material long-lived assets reside in the U.S.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including estimates related to our net product revenue, license revenue, clinical trial accruals, stock-based compensation expense, interest expense on our deferred royalty obligation, valuation allowances, migration of intellectual property to the United States, and other reported amounts of expenses during the reported period. We base our estimates on historical experience and other market-specific or relevant assumptions that we believe to be reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The consolidated financial statements at December 31, 2021 include the accounts of (i) Karyopharm Therapeutics Inc., (ii) Karyopharm Securities Corp. (“KPSC”), our wholly-owned Massachusetts corporation incorporated in December 2013), (iii) Karyopharm Europe GmbH (our wholly-owned German limited liability company, incorporated in September 2014), (iv) Karyopharm Therapeutics (Bermuda) Ltd. (our limited liability company, registered in Bermuda in March 2015), and (v) Karyopharm Israel Ltd. (our wholly-owned Israeli subsidiary formed in June 2018). All intercompany balances and transactions have been eliminated in consolidation.

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

Investments

We determine the appropriate classification of our investments in debt securities at the time of purchase. All of our securities are classified as available-for-sale and are reported as short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value. Short-term and long-term investments are composed of corporate debt securities, commercial paper and U.S. government and agency securities. We review investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for a credit loss is recorded on our consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Fair Value Measurements

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at December 31, 2021 and 2020.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (i) our estimates of the probability and timing of related events; (ii) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales and upfront payments, milestone payments and royalties; (iii) our risk-adjusted discount rate that includes a company specific risk premium; (iv) our cost of debt; (v) volatility; and (vi) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 16, “Long-Term obligations.”

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,947	$32,947	$—	$—
U.S. government and agency securities	12,000	12,000	—	—
Commercial paper	11,998	—	11,998	—
Investments:
Short-term:
Corporate debt securities	24,269	—	24,269	—
Commercial paper	12,995	—	12,995	—
U.S. government and agency securities	892	—	892	—
	$95,101	$44,947	$50,154	$—
Financial liability
Embedded derivative liability	$3,080		$—	$3,080

	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$3,586	$3,586	$—	$—
U.S. government and agency securities	16,000	16,000	—	—
Commercial paper	8,999	—	8,999	—
Corporate debt securities	2,755	—	2,755	—
Investments:
Short-term:
Corporate debt securities	136,833	—	136,833	—
Commercial paper	23,487	—	23,487	—
U.S. government and agency securities	3,002	—	3,002	—
Long-term:
Corporate debt securities (one to two-year maturity)	23,309	—	23,309	—
U.S. government and agency securities (one to two-year maturity)	906	—	906	—
	$218,877	$19,586	$199,291	$—
Financial liability
Embedded derivative liability	$1,800		$—	$1,800

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability (in thousands):

Embedded Derivative Liability
Balance as of December 31, 2019	$2,300
Change in fair value of derivative	(500)
Balance as of December 31, 2020	1,800
Change in fair value of derivative	(90)
Addition of value as a result of Amended Revenue Interest Agreement	1,370
Balance as of December 31, 2021	$3,080

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

Leases

We account for leases in accordance with Accounting Standards Update (“ASU”), 2016-02, Lease Topic 842. At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease right-of-use assets and liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. Most leases include options to renew and/or terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options.

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

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees paid to contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”) in connection with research and development activities as well as fees paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and CMOs that conduct research and development activities on our behalf. The payment terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimates, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue Recognition

We ship XPOVIO in the U.S. to specialty pharmacies and specialty distributors, collectively referred to as our customers, under a limited number of distribution arrangements with such third parties. Our specialty pharmacy customers resell XPOVIO directly to patients, while our specialty distributor customers resell XPOVIO to healthcare entities, who then resell to patients.

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

In the context of ASC 606, each unit of XPOVIO that is ordered by our customers represents a distinct performance obligation that is completed when control of the product is transferred to the customer. Accordingly, we recognize product revenue when the customer obtains control of our product, which occurs at a point in time, generally upon delivery pursuant to our agreements with our customers. If taxes are collected from customers relating to product sales and remitted to governmental authorities, they are excluded from revenue.

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

The following are the components of variable consideration related to product revenue:

Cash discounts and distributor fees: We provide customary discounts on XPOVIO sales to our customers for prompt payment, the terms of which are explicitly stated in our contracts with such customers. We also pay fees for distribution services to our customers for sales order management, data, and distribution services, the terms of which are also explicitly stated in our contracts with such customers. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (cash discounts) or as a component of accrued expenses (distributor fees).

Product returns: Consistent with industry practice, we offer our customers and other indirect purchasers a limited right of return for purchased units of XPOVIO for damage, defect, recall, and/or product expiry (beginning three months prior to the product’s expiration date and ending twelve months after the product’s expiration date). We estimate the amount of product sales that will be returned using quantitative and qualitative considerations, such as visibility into the inventory remaining in the distribution channel. Reserves for estimated returns are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a component of accrued expenses.

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

Government rebates: We are subject to discount obligations under state Medicaid programs, Medicare, the Department of Veterans Affairs, the Department of Defense, and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses. For Medicare, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under Medicare Part D. Our liability for these rebates consists of invoices received for claims from prior and current quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.

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

Product revenue reserves and allowances: As noted above, cash discounts and chargebacks are recorded as reductions of accounts receivable and product returns, distributor fees, government rebates, and other incentives are recorded as a component of accrued expenses. To date, we have determined a material reversal of revenue would not occur in a future period, for the estimates detailed above, as of December 31, 2021 and, therefore, the transaction price was not reduced further during the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product revenue, net and earnings in the period in which such variances become known.

License and Asset Purchase Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include non-refundable upfront fees, payments upon the exercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of products and product candidates if they are approved and commercialized.

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

Asset Acquisitions

We account for asset acquisitions under the accounting standards for business combinations and research and development, as applicable. In-process research and development acquired in an asset acquisition is expensed immediately unless there is an alternative future use. Subsequent payments made for the achievement of milestones are evaluated to determine whether they have an alternative future use or should be expensed.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 days for specialty pharmacy customers and 65 days for specialty distributor customers. We analyze accounts for collectability and periodically evaluate the creditworthiness of our customers.

Inventory

Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. We capitalize the costs incurred to manufacture our products after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Such costs are generally recorded as costs of sales upon shipment. In connection therewith, we value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labelled products. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.

Prior to FDA approval of XPOVIO, all costs related to the manufacturing of selinexor that could potentially be available to support its commercial launch were charged to research and development expense in the period incurred, as there was no alternative future use. We analyze our inventory levels for recoverability each reporting period. In the period in which there is an impairment identified, we write down inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value, and that is in excess of expected sales requirements as cost of sales. The determination of whether inventory costs will be realizable is based on our estimates. If actual market conditions are less favorable than we project, additional write-downs of inventory may be required, which would be recorded as cost of sales.

Cost of Sales

Cost of sales includes the cost of producing and distributing inventories that are related to U.S. XPOVIO product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with XPOVIO production and distribution, freight, and indirect overhead costs, as well as third-party royalties payable on net product revenue for XPOVIO. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”), as discussed further in Note 16, “Long-term obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•
employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•
expenses incurred under agreements with CROs, CMOs and consultants that help conduct clinical trials and preclinical studies;
•
the cost of acquiring, developing and manufacturing clinical trial materials, including comparator products;
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•
costs associated with preclinical activities and regulatory operations.

Costs for certain research and development activities, such as clinical trials, are recognized based on various inputs, including an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and other information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are accordingly reflected in our financial statements as prepaid or accrued research and development costs.

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity during a period from transactions and currently consists of net loss, unrealized gains and losses on investments and foreign currency translation adjustments.

Foreign Currency Transactions

The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations and were immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Accounting for Stock-Based Compensation

We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees, including grants of employee stock options, restricted stock and restricted stock units, as well as modifications to existing stock options and shares issued under our employee stock purchase plan (“ESPP”), to be recognized in the consolidated statements of operations based on their fair values. We use the Black-Scholes option pricing model to determine the fair value of options granted.

Compensation expense related to awards to employees and non-employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the requisite service period of the award, which is generally the vesting term. Forfeitures are recognized as they occur.

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the years ended December 31, 2021, 2020 and 2019. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of December 31,
	2021	2020	2019
Outstanding stock options	12,178	11,276	9,843
Unvested restricted stock units	2,301	1,674	787

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the year ended December 31, 2021.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces complexity of accounting for convertible debt and other equity-linked instruments. The new standard is effective for fiscal years beginning after December 15, 2021 and interim periods within that year.

We early adopted the standard on January 1, 2021 using the modified retrospective basis. Upon adoption of ASC 2020-06, the carrying value of our convertible debt increased by approximately $50.6 million with a corresponding decrease to additional paid-in capital of $65.6 million and accumulated deficit of $15.0 million. Our deferred tax liability also decreased by approximately $11.8 million with a corresponding increase in the income tax valuation allowance. While the adoption did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows, non-cash interest expense associated with the amortization of the debt discount was significantly reduced in periods subsequent to adoption.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Life (In Years)	2021	2020
Laboratory equipment	4	$822	$610
Furniture and fixtures	5	654	654
Office and computer equipment	3	772	702
Leasehold improvements	Lesser of useful life or lease term	5,451	5,441
		7,699	7,407
Less accumulated depreciation and amortization		(6,057)	(5,188)
		$1,642	$2,219

Depreciation and amortization expense recorded for the year ended December 31, 2021 was $0.8 million. Depreciation and amortization expense for each of the years ended December 31, 2020 and December 31, 2019 was $1.0 million.

4. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$24,272	$3	$(6)	$24,269
Commercial paper	12,998	—	(3)	12,995
U.S. government and agency securities	891	1	—	892
	$38,161	$4	$(9)	$38,156

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Short-term:
Corporate debt securities	$136,677	$189	$(33)	$136,833
Commercial paper	23,485	3	(1)	23,487
U.S. government and agency securities	3,002	—	—	3,002
Long-term:
Corporate debt securities (one to two-year maturity)	23,195	126	(12)	23,309
U.S. government and agency securities (one to two-year maturity)	897	9	—	906
	$187,256	$327	$(46)	$187,537

At December 31, 2021 and 2020, we held 10 and 37 debt securities, respectively, that were in an unrealized loss position. The unrealized losses at December 31, 2021 and 2020 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. The following tables summarize our debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$16,655	$(6)	$—	$—	$16,655	$(6)
Commercial paper	9,995	(3)	—	—	9,995	(3)
Total	$26,650	$(9)	$—	$—	$26,650	$(9)

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$85,984	$(45)	$—	$—	$85,984	$(45)
Commercial paper	2,496	(1)	—	—	2,496	(1)
Total	$88,480	$(46)	$—	$—	$88,480	$(46)

5. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	December 31,
	2021	2020
Raw materials	$1,797	$1,919
Work in process	1,895	646
Finished goods	414	79
Total inventory	$4,106	$2,644

At December 31, 2021 and 2020, all of our inventory was related to XPOVIO, which was approved by the FDA in July 2019, at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Interest	$21,978	$12,250
Payroll and employee-related costs	19,687	16,214
Research and development costs	15,894	15,087
Professional fees	5,961	5,229
Other	5,601	4,150
Total accrued expenses	$69,121	$52,930

7. Related Party Transactions

We paid consulting expenses of $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, for consulting services with certain related parties, including a family member of management and a board member. At both December 31, 2021 and 2020, there was less than $0.1 million included in accounts payable and accrued expenses due to related parties.

8. Stockholders’ Equity

Underwritten Offering

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

During the year ended December 31, 2021, we sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million. During the year ended December 31, 2020, we did not sell any shares under the Open Market Sale Agreement. During the year ended December 31, 2019, we sold an aggregate of 3,712,359 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $46.2 million. As of December 31, 2021, $100.0 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement.

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

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The Newton, MA Lease also includes real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments. The operating lease costs for the Newton, MA Lease for each of the years ended December 31, 2021, 2020 and 2019 were $2.8 million, of which approximately $0.9 million, $1.0 million and $0.9 million, respectively, were charges for CAM.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the years ended December 31, 2021, 2020 and 2019.

Lease Commitments

As of December 31, 2021, future minimum lease payments under non-cancellable operating lease agreements for which we have recognized operating lease right-of-use assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2022	$3,447
2023	3,718
2024	3,817
2025	2,918
Total minimum lease payments	$13,900
Less: present value adjustment	(2,615)
Present value of minimum lease payments	$11,285

As of December 31, 2021, the remaining lease term on the Newton, MA Lease was 3.8 years. The lease has a renewal option for an additional five years, although there is no economic penalty for failure to exercise the option.

As a discount rate was not directly observable for our Newton, MA Lease, the discount rate used to calculate the net present value of future payments was our incremental borrowing rate calculated at transition based on the remaining lease term. Through December 31, 2021, the discount rate used to calculate the operating lease liability was 11%. The incremental borrowing rate is the rate of interest that we would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, we considered (i) our estimated public credit rating, (ii) our observable debt yields, as well as other bonds in the market issued by other companies with similar credit ratings as us, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.

Litigation

From time to time we may face legal claims or actions in the normal course of business. We were named as a defendant in a securities class action litigation filed on July 23, 2019 in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant (“Plaintiff”), who filed an amended complaint on June 29, 2020. The amended complaint alleges violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and seeks unspecified compensatory damages, including interest; reasonable costs and expenses, including attorneys’ and expert fees; and such equitable/injunctive relief or other relief as the court may deem just and proper. We have reviewed the allegations and believe they are without merit. We moved to dismiss the complaint on July 31, 2020 and concluded related briefing in September 2020. Before the court ruled on this motion to dismiss, Plaintiff filed a second amended complaint. We moved to dismiss the second amended complaint on November 2, 2020 and completed related briefing on December 3, 2020. On July 21, 2021, the court issued a decision dismissing the securities class action complaint, and an order of dismissal was issued on the same date. On August 20, 2021, Plaintiff filed a Notice of Appeal. Appellate briefing before the First Circuit was completed on December 30, 2021, and oral argument took place on February 8, 2022. While we cannot predict the outcome of the appeal, we believe the appeal is without merit and intend to defend vigorously against this litigation.

On December 14, 2020, we were named as a defendant in a shareholder derivative suit based on allegations substantially similar to those in the class action litigation. The suit was filed in the U.S. District Court for the District of Massachusetts, by Plaintiff Vladimir Gusinsky Revocable Trust, against us and certain of our current and former executive officers and directors. On January 12, 2021, the shareholder derivative suit was stayed pending the outcome of further proceedings in the securities class action and currently remains stayed.

10. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. The following table summarizes activity in each of the product revenue allowance and reserve categories (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Beginning balance at July 3, 2019	$—	$—	$—	$—
Provision related to sales in the current year	2,657	2,318	234	5,209
Credit and payments made	(1,655)	(499)	—	(2,154)
Ending balance at December 31, 2019	1,002	1,819	234	3,055
Provision related to sales in the current year	9,754	4,263	435	14,452
Credits or payments made	(8,677)	(3,889)	—	(12,566)
Ending balance at December 31, 2020	2,079	2,193	669	4,941
Provision (reversal) related to sales in the current year	13,546	7,849	(235)	21,160
Credits or payments made	(13,714)	(7,736)	(90)	(21,540)
Ending balance at December 31, 2021	$1,911	$2,306	$344	$4,561

Discounts and chargebacks are recorded as reductions of accounts receivable, and returns, fees, rebates, and other incentives are recorded as a component of accrued expenses.

As of December 31, 2021 and 2020, net product revenue of $20.0 million and $12.9 million, respectively, was included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of December 31, 2021 and 2020 and therefore, an allowance for doubtful accounts was not material.

11. License and Asset Purchase Agreements

As of December 31, 2021, we were a party to the following license and other strategic agreements:

Menarini License Agreement

In December 2021, we entered into a license agreement (the “Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”), for all human oncology indications in the European Economic Area, United Kingdom, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Menarini Territory.

Under the terms of the Menarini Agreement, we will use commercially reasonable efforts to develop the Product, transfer any marketing approval or authorization with respect to the Product in the Menarini Territory to Menarini and to complete any post-marketing approval or authorization studies required by a regulatory authority as a condition of maintaining the approval in any country in the Menarini Territory. Menarini is obligated to use commercially reasonable efforts to apply for and obtain marketing approval or authorization of the Product, and to obtain price or reimbursement approval for the Product after approval of the relevant marketing approval or authorization, in each country of the Menarini Territory in each indication for which we have conducted a registrational clinical trial. Menarini is also obligated to use commercially reasonable efforts at its sole cost and expense to launch and commercialize the Product in each country of the Menarini Territory in each indication for which we have conducted a registrational clinical trial.

We received an upfront cash payment of $75.0 million in December 2021 and are entitled to receive up to $202.5 million in milestone payments from Menarini if certain development and sales performance milestones are achieved. We are further eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all documented expenses we incur for the global development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

In addition, Menarini will purchase Product from us in accordance with a supply agreement to be entered into by us and Menarini (the “Supply Agreement”). We will supply all required quantities of selinexor and Product for the Menarini Territory as set forth in the Supply Agreement.

The Menarini Agreement will continue in effect on a country-by-country basis until the last to occur among: (i) the fifteenth anniversary of the first commercial sale of the Product in the applicable country, (ii) the expiration of the last-to-expire of the licensed patent rights in the applicable country or (iii) the expiration of any regulatory exclusivity protection covering the Product in such country. However, the Menarini Agreement may be terminated earlier by either party for (i) an uncured material breach of the Menarini Agreement by the other party (A) on a country-by-country basis with respect to the country to which the breach does not affect the Menarini Agreement as a whole or (B) in its entirety if the breach affects the Menarini Agreement as a whole, or (ii) in the event of the insolvency or bankruptcy of the other party. We may also terminate the Menarini Agreement for certain patent challenges by Menarini.

We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Menarini, is a customer. We identified the following material promises in the arrangement: the granting of a non-exclusive license to develop, and an exclusive license to commercialize, product and label the Product, as well as the initial transfer of know-how and information to Menarini. We also identified immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups that were not deemed performance obligations. As for the supply of the Product, the Menarini Agreement provides that we will supply to Menarini, and Menarini will purchase from us, all required quantities of Product for the Menarini Territory in accordance with a supply agreement to be entered into by and between us and Menarini within 90 days as from the effective date of the Menarini Agreement (the “Supply Agreement”). We determined that, for accounting purposes, the promise of the Supply Agreement represents a customer option. We also determined that the rate charged for the supply of the Product is not offered at significant and incremental discounts. Accordingly, the Supply Agreement is an option granted to Menarini that does not represent a material right and, therefore, is not a performance obligation at the outset of the arrangement. We then determined that the granting of the license and the initial transfer of know-how were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). Based on these determinations, we identified one distinct performance obligation at the inception of the contract: the Combined Performance Obligation. We further determined that the up-front payment of

$75.0 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the Combined Performance Obligation.

Upon execution of the Menarini Agreement, the transaction price included only the $75.0 million up-front payment owed to us. We may receive further payments upon the achievement of certain milestones, as detailed above, as well as tiered royalty payments that reach mid-teens to mid-twenties based on future net sales.

The future milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2021. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such milestones is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Menarini, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

As noted above, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. These amounts represent variable consideration and will be recognized as earned.

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

Under the terms of the Amended Antengene Agreement, Antengene has the exclusive development and commercialization rights for the Antengene Licensed Compounds in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million in 2018 and in June 2020 we received a one-time upfront cash payment of $11.7 million in connection with the Amended Antengene Agreement. During 2021, we recognized $29.3 million of development/regulatory milestone revenue from Antengene, as discussed further below. We are also entitled to future milestone payments from Antengene if certain development, regulatory and commercialization goals are achieved. Finally, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory. In addition, upon Antengene’s election and the parties’ full execution of a manufacturing technology transfer plan and satisfaction of other specified conditions for each Licensed Compound (the “Antengene Manufacturing Election”), we will grant to Antengene non-exclusive rights to manufacture the requested Antengene Licensed Compounds and products containing such compounds in or outside of the Antengene Territory solely for development and commercialization in the fields in the Antengene Territory.

As part of the Amended Antengene Agreement, Antengene also has the right to participate in global clinical studies of the Antengene Licensed Compounds and will bear the cost and expense for patients enrolled in such global clinical studies in the Antengene Territory. Antengene is responsible for seeking regulatory and marketing approvals for the Antengene Licensed Compounds in the Antengene Territory, as well as any development of the products specifically necessary to obtain such approvals. Antengene is also responsible for the commercialization of the Antengene Licensed Compounds in the Oncology Field and Non-Oncology Field, as applicable, in the Antengene Territory at its own cost and expense. Until such time as Antengene elects to manufacture its own drug substance, we will furnish clinical supplies of drug substance to Antengene for use in Antengene’s development efforts pursuant to a clinical supply agreement between us and Antengene, and Antengene's commercial supplies of drug product pursuant to a commercial supply agreement between us and Antengene, in each case the costs of which will be borne by Antengene.

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

We also identified immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups. Separately, we also identified certain customer options that would create an obligation for us if exercised by Antengene, including (i) additional data transfers for each Antengene Licensed Compound, which would consist of the transfer of additional regulatory data compiled by us for each Antengene Licensed Compound after the Antengene Effective Date; (ii) obligations to provide additional clinical supply and related substance supply for each Antengene Licensed Compound upon request by Antengene; (iii) manufacturing technology transfers and licenses for each Antengene Licensed Compound under the Antengene Manufacturing Election, as detailed above; and (iv) options for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds (the “Antengene Transfer Options”). The Antengene Transfer Options individually represent material rights, as they were offered at a significant and incremental discount. Therefore, they were further assessed as performance obligations under the Amended Antengene Agreement. Finally, we also identified certain other customer options that create a manufacturing obligation for us, including for commercial supply. These options do not represent a material right, as they are not offered at a significant and incremental discount.

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

Under the Original Antengene Agreement, we had already fulfilled all of our promises under the combined performance obligations for selinexor and KPT-9274 as of the effective date of the Amended Antengene Agreement. We recognized $1.0 million under the Original Antengene Agreement during the first quarter of 2020 and had recognized $9.4 million under the Original Antengene Agreement in 2019. Accordingly, the licenses to the incremental territories for selinexor and KPT-9274 were considered distinct from the promised goods and services already provided. By contrast, we had not yet fulfilled all of our promises under the combined performance obligations for eltanexor and verdinexor under the Original Antengene Agreement as of the effective date of the Amended Antengene Agreement. Accordingly, the licenses to the incremental territories for eltanexor and verdinexor are not distinct from promised goods and services already provided.

Based on the conclusions noted above, we updated the transaction price, which included the $1.3 million unrecognized deferred revenue from the $11.7 million upfront payment we received from Antengene under the terms of the Original Antengene Agreement, and the $11.7 million upfront payment we received from Antengene under the terms of the Amended Antengene Agreement, and allocated the total, or $13.0 million, to the remaining performance obligations based on their estimated standalone selling prices as of the effective date of the Amended Antengene Agreement. Since we had already fulfilled all of our promises under the combined performance obligations for selinexor and KPT-9274 as of the effective date of the Amended Antengene Agreement, we recognized a cumulative adjustment to license revenue of $12.7 million during the year ended December 31, 2020. We recognized $0.3 million in revenue when initial clinical supply of eltanexor was delivered to Antengene during the year ended December 31, 2021. For the remaining promises to be fulfilled under the combined performance obligation for verdinexor, none of the transaction price was allocated thereto, as it was assessed as immaterial in comparison to the other combined performance obligations under the Amended Antengene Agreement.

Finally, we also reassessed other promised goods and services within the modified contract, including customer options and material rights, ultimately concluding such promised goods and services continue to be immaterial. The future development and regulatory milestones and cost reimbursement for providing clinical and commercial supply of the Antengene Licensed Compounds, all of which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through December 31, 2021, because the amounts were fully constrained as of December 31, 2021. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such amounts is outside of our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

During the year ended December 31, 2021, we recognized $29.3 million in net development/regulatory milestone revenue from Antengene related to commercial launch in the Antengene Territory following regulatory approval received for selinexor for the treatment of multiple myeloma and diffuse large B-cell lymphoma. Of the $29.3 million recognized, $19.5 million was recorded in other assets as of December 31, 2021. During the year ended December 31, 2020, we earned $9.8 million in regulatory milestone payments from Antengene following certain regulatory filings by Antengene for selinexor in both multiple myeloma and DLBCL indications in Australia, Singapore and South Korea. In addition, during the years ended December 31, 2020 and 2019, we recognized $13.7 million and $9.4 million, respectively, in revenue related to upfront payments under the Amended Antengene Agreement. We did not receive an upfront payment from Antengene during the year ended December 31, 2021.

Biogen Asset Purchase Agreement

On January 24, 2018, we entered into an Asset Purchase Agreement (the “APA”) and Letter Agreement with Biogen MA Inc., a Massachusetts corporation and subsidiary of Biogen, Inc. (“Biogen”).

Under the terms of the APA and Letter Agreement, we sold to Biogen exclusive worldwide rights to develop and commercialize our oral SINE compound KPT-350 and certain related assets with an initial focus in amyotrophic lateral sclerosis (“ALS”) and also granted Biogen: (i) an exclusive worldwide license under certain of our intellectual property to manufacture or have manufactured KPT-350, (ii) a technology transfer package, consisting of information and our know-how regarding the manufacture of KPT-350, (iii) a right, at Biogen’s request, to have us provide transition assistance regarding manufacturing and other matters, (iv) existing inventory of KPT-350, (v) an initial supply of KPT-350, and (vi) a right, at Biogen’s request, to have us manufacture and supply the active pharmaceutical ingredient for an additional supply of KPT-350. In consideration for these rights, we received an upfront payment of $10.0 million in 2018, and we are eligible to receive additional payments of up to $142.0 million based on the achievement by Biogen of future specified development and regulatory milestones, and up to $65.0 million based on the achievement by Biogen of future specified commercial milestones. We will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales until the later of the tenth anniversary of the first commercial sale of the applicable product and the expiration of specified patent protection for the applicable product, determined on a country-by-country basis.

We and Biogen have made customary representations and warranties and agreed to customary covenants in the APA, including covenants requiring Biogen to use commercially reasonable efforts to develop KPT-350 in specified neurological indications, including ALS, in any of the U.S., United Kingdom, France, Spain, Germany or Italy. The APA will continue in effect until the expiration of all royalty obligations, provided that the APA may be terminated earlier by Biogen, subject to the requirements that

Biogen (i) negotiate in good faith with us regarding an assignment or license back to us of the purchased assets and (ii) not transfer or license the purchased assets to a third party unless such third party assumes Biogen’s obligations to us under the APA.

We may receive further payments upon the achievement of certain regulatory and sales milestones, as detailed above, as well as tiered royalty payments that reach low double-digits based on future net sales.

The future development and regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price, because the amounts were fully constrained as of December 31, 2021. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of such milestones is outside our control. Separately, any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Biogen, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

FORUS Therapeutics Inc. Distribution Agreement

In December 2020, we entered into an exclusive distribution agreement (“FORUS Agreement”) for the commercialization of XPOVIO in Canada with FORUS Therapeutics Inc. (“FORUS”). Under the terms of the FORUS Agreement, we granted exclusive rights to FORUS as our sole and exclusive distributor of selinexor within Canada. Pursuant to the terms of the FORUS Agreement, we received an upfront payment of $5.0 million in the fourth quarter of 2020. We are also eligible to receive additional payments if certain prespecified regulatory and commercial milestones are achieved by FORUS, as well as double-digit royalties on future net sales of XPOVIO in Canada. We have retained the exclusive production rights and will supply finished products to FORUS for commercial use in Canada.

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

In further evaluating the promises detailed above, we determined that the exclusive license and initial data transfer were not distinct from one another, and must be combined as a single, distinct performance obligation. We further determined that the up-front payment of $5.0 million, received upon execution of the FORUS Agreement, constituted the entirety of the consideration included in the transaction price at contract inception, which we allocated to the performance obligation. During 2020, we recognized $5.0 million in revenue under the FORUS Agreement, as the performance obligation was satisfied when the initial data transfer was delivered during the fourth quarter of 2020.

The future regulatory milestones, which represent variable consideration, were evaluated under the most likely amount method, and were not included in the transaction price at contract inception and/or through December 31, 2021, because the amounts were fully constrained as of December 31, 2021. As part of our evaluation of the constraint, we considered numerous factors, including that the receipt of such amounts is outside of our control. Separately, any consideration related to commercial milestones, as well as royalties on net sales upon commercialization of XPOVIO by FORUS, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to FORUS and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception, as well as our accounting policy. We will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.

12. Asset Acquisition

On November 24, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain clinical-stage assets from Neumedicines, including a proprietary recombinant human interleukin 12 (“IL-12”). The acquisition closed on July 22, 2021 (the “Closing”), having a total value of approximately $7.4 million. We paid $0.5 million in cash during the year ended December 31, 2020, and at the time of closing, paid $5.5 million in cash and issued 150,000 shares of our common stock to Neumedicines. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of IL-12 products and an additional 75,000 shares of our common stock as well as other contingent and variable cash payments upon the satisfaction of certain development and regulatory milestones. The $7.4 million of consideration was recorded as research and development expense for the year ended December 31, 2021. The $5.5 million cash portion of the consideration paid at the time of closing was recorded as an investing activity in the statement of cash flows for the year ended December 31, 2021. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

13. Stock-based Compensation

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

In each of the first quarters of 2021, 2020 and 2019, the number of shares available for issuance under the 2013 Plan was increased by 1,939,393 shares of common stock. As of December 31, 2021, we had 1,819,521 shares available for issuance under the 2013 Plan.

During 2021, 2020 and 2019, we also granted stock options through inducement grants outside of our stockholder approved equity compensation plans as permitted under the Nasdaq Stock Market listing rules to certain employees to induce them to accept employment with us (collectively, “Inducement Grants”). The stock options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant dates and are exercisable over four years with 25% of the total number of shares underlying the option vesting on the one-year anniversary of the respective grant dates and in equal monthly installments thereafter. The foregoing grants were made pursuant to Inducement Grants. We assessed the terms of these awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied.

Stock-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of goods sold	$154	$126	$51
Research and development	11,842	10,215	6,406
Selling, general and administrative	17,787	14,066	8,834
Total	$29,783	$24,407	$15,291

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Options	$19,288	$16,976	$12,599
Restricted Stock Units	9,348	6,017	1,620
ESPP	1,147	1,414	1,072
Total	$29,783	$24,407	$15,291

Stock Options

The following table summarizes stock option activity related to both the 2013 Plan and Inducement Grants:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	11,276,316	$14.08	6.8	$44,028
Granted	3,575,678	11.27
Exercised	(224,557)	7.82
Forfeited	(2,449,737)	17.63
Options outstanding at December 31, 2021	12,177,700	$12.69	6.6	$2,289
Options exercisable at December 31, 2021	7,207,649	$12.94	5.0	$1,769

The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $9.4 million and $2.2 million, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the stock option awards:

	Years Ended December 31,
	2021	2020	2019
Volatility	76%-78%	78%-82%	79%-81%
Expected term (in years)	5.9-6.1	6.0	5.5-6.0
Risk-free interest rate	0.62%-1.35%	0.30%-1.52%	1.42%-2.58%
Dividend	—%	—%	—%

We use the simplified method to calculate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. Our expected stock price volatility assumption for the years ended December 31, 2021 and December 31, 2020 was based on the historical volatility of our publicly traded stock, given we have more than five years of publicly available stock trading activity. Our stock price volatility assumption for the year ended December 31, 2019 was based on historical volatility of a representative group of companies with similar characteristics to us and who have similar risk profiles and positions within the industry. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We account for forfeitures as they occur.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2021, 2020 and 2019 was $7.57, $12.17 and $6.01 per share, respectively.

At December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted under the 2013 Plan and Inducement Grants was $36.5 million, which we expect to recognize over a weighted-average period of approximately 2.7 years.

Restricted Stock Units

A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in two or four equal annual installments provided that the employee remains employed with us on the vesting date.

During the year ended December 31, 2021, we granted 1,733,600 RSUs under the 2013 Plan. The following is a summary of RSU activity for the 2013 Plan:

	Number of Shares Underlying RSUs	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2020	1,673,723	$15.03
Granted	1,733,600	13.35
Forfeited	(626,425)	14.85
Vested	(480,249)	14.53
Unvested at December 31, 2021	2,300,649	$13.92

As of December 31, 2021, there was $24.0 million of unrecognized compensation costs related to unvested RSUs under the 2013 Plan, which are expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

We have an ESPP that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, our stockholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the Board.

During the years ended December 31, 2021, 2020 and 2019, $2.0 million, $2.9 million and $1.7 million, respectively, was withheld from employees, on an after-tax basis, in order to purchase 330,257, 249,228 and 415,257 shares of our common stock, respectively. As of December 31, 2021, 309,695 shares of our common stock remained available for issuance under the ESPP. As of December 31, 2021, there was $0.4 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Volatility	58%-68%	58%-110%	61%-104%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.03%-0.06%	0.11%-0.12%	2.44%-2.49%
Dividend	—%	—%	—%

14. 401(k) Plan

We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, we adopted a Safe Harbor Plan that provides a Company match up to 4% of components of employee compensation. We contributed a match of $2.9 million to the 401(k) Plan for the years ended December 31, 2021 and 2020. We contributed a match of $1.7 million to the 401(k) Plan for the year ended December 31, 2019.

15. Income Taxes

For both years ended December 31, 2021 and 2020, we recorded an income tax provision of $0.3 million, and for the year ended December 31, 2019, we recorded an income tax provision of less than $0.1 million. Our income tax provision pertains to income generated by our KPSC entity, as well as foreign income taxes due by our German and Israel subsidiaries, both of which operate on a cost-plus profit margin. Our current income tax provision was almost entirely foreign tax expense for the year ended December 31, 2021. The components of our current income tax provision consisted of $0.1 million in state tax expense and $0.2 million in foreign income tax expense for the year ended December 31, 2020 and consisted of $0.1 million in foreign tax expense for the year ended December 31, 2019. We did not have a deferred income tax provision for the years ended December 31, 2021, 2020 and 2019.

The components of loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Foreign	$(30,052)	$(37,088)	$(23,350)
U.S.	(93,768)	(158,876)	(176,200)
Totals	$(123,820)	$(195,964)	$(199,550)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of our deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
U.S. and state net operating loss carryforwards	$187,762	$179,462
Research and development credits	88,091	75,189
Fixed assets and intangible assets	28,268	9,602
Stock-based compensation	12,555	13,814
Accruals and other temporary differences	5,964	4,970
Interest Expense - Sec 163(j)	3,704	1,321
Lease liability	2,676	3,084
Applicable High Yield Discount Obligation Interest	2,069	1,017
Capitalized research and development	388	708
Deferred royalty embedded derivative	720	421
Unicap - Sec 263A	903	190
Transaction Costs	—	92
Valuation allowance	(330,902)	(275,389)
Total deferred tax assets	2,198	14,481
Deferred tax liabilities:
Convertible debt amortization	(6)	(11,825)
Right-of-use asset	(1,849)	(2,188)
Deferred royalty obligation	(343)	(468)
Total deferred tax liabilities	(2,198)	(14,481)
Net deferred tax assets	$—	$—

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2021, 2020 and 2019. The valuation allowance increased by approximately $55.5 million during the year ended December 31, 2021, primarily due to the generation of net operating losses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	0.8%	1.6%	1.7%
Permanent differences	(2.7)%	(1.0)%	(0.5)%
Research and development credit	11.3%	6.5%	6.0%
Foreign rate differential	(5.2)%	(4.1)%	(2.5)%
Change in valuation allowance	(35.4)%	(25.7)%	(25.9)%
Migrated intellectual property	13.9%	2.1%	—
Stock-based compensation and 162m adjustment	(4.3)%	(0.6)%	(0.5)%
Provision to return adjustments	(0.5)%	0.3%	0.6%
Other	0.9%	(0.3)%	0.1%
Effective income tax rate	(0.2)%	(0.2)%	(0)%

As of December 31, 2021, 2020 and 2019, we had U.S. federal net operating loss carryforwards of approximately $735.2 million, $698.8 million and $576.5 million, respectively, which may be able to offset future income tax liabilities. Of the $735.2 million carryforward as of December 31, 2021, $442.3 million of the carryforward has an indefinite life and $292.9 million will expire at various dates through 2037. As of December 31, 2021, 2020 and 2019, we had U.S. state net operating loss carryforwards of approximately $590.3 million, $575.2 million and $502.3 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2041. As of December 31, 2021, 2020 and 2019, we did not have any foreign net operating loss carryforwards to offset future foreign income tax liabilities.

As of December 31, 2021, 2020 and 2019, we had federal research and development and orphan drug tax credit carryforwards of approximately $80.6 million, $69.8 million and $58.5 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2041. As of December 31, 2021, 2020 and 2019, we had state research and development tax credit carryforwards of approximately $9.4 million, $6.8 million and $4.9 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2036. We completed a study of R&D tax credits through December 31, 2020 and adjusted our deferred tax asset for the results of that study. For the year ending December 31, 2021, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Prior to executing our license agreement with Menarini, the rights to, among other things, develop, manufacture and commercialize selinexor in the Menarini Territory were transferred from our former Bermuda subsidiary, Karyopharm Therapeutics (Bermuda) Ltd., to Karyopharm Therapeutics Inc. For tax purposes, the transfer is treated as a return of capital and the fair market value of the rights are recorded as an intangible asset that is amortized over a fifteen year period. The fair market value of the rights was determined to be equal to the $75.0 million upfront payment we received from Menarini and was recorded as a $17.2 million deferred tax asset, fully offset by a valuation allowance.

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

We will recognize interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2021, 2020, and 2019, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We or one of our subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. Our federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

16. Long-term obligations

3.00% Convertible Senior Notes due 2025

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of our 3.00% convertible senior notes due 2025. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability component (“Liability Component”) and the embedded conversion option (“Equity Component”) of the Notes by allocating the proceeds between the Liability Component and the Equity Component, due to our ability to settle the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $2.2 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3.4 million was allocated to the Liability Component and recorded as a reduction of the Notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.

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
(2)
during the five-business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
(3)
if we call the Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or
(4)
upon the occurrence of specified corporate events as described within the indenture governing the Notes.

As of December 31, 2021, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balances of the Notes consisted of the following (in thousands):

	December 31,
	2021	2020
Liability component:
Principal	$172,500	$172,500
Less: debt discount and issuance costs, net	(3,207)	(54,572)
Net carrying amount	$169,293	$117,928
Equity component:	$—	$65,641

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of December 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of December 31, 2021 was approximately $139.2 million.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended December 31,
	2021	2020	2019
Contractual interest expense	$5,175	$5,175	$5,175
Amortization of debt discount	—	7,685	6,849
Amortization of debt issuance costs	780	386	344
Total interest expense	$5,955	$13,246	$12,368

Future minimum payments on the Notes were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	$5,175
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$193,200
Less: interest and issuance costs	(23,907)
Convertible senior notes	$169,293

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (“the Revenue Interest Agreement”) with HCR. In June 2021, we, and certain of our subsidiaries, entered into an amendment of the Revenue Interest Agreement (the “Amended Revenue Interest Agreement”) with, among others, HCR. We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million upon closing of the Amended Revenue Interest Agreement (the “Second Investment Amount”) and together with the First Investment Amount, the “deferred royalty obligation”.

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of December 31, 2021, we have made $16.4 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have accounted for the Amended Revenue Interest Agreement as a debt modification under ASC 740-50, Debt - Modifications and Extinguishments.

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements. The aggregate fair value of the embedded derivative liability was $3.1 million as of December 31, 2021 and $1.8 million as of December 31, 2020. We recorded a $0.1 million and a $0.5 million gain on the embedded derivative associated with the First Investment Amount in other (income) expense, net during the years ended December 31, 2021 and 2020, respectively. We did not incur a gain or loss on the embedded derivative during the year ended December 31, 2019. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The carrying value of the deferred royalty obligation at December 31, 2021 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation at December 31, 2020 was $71.3 million based on $75.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Financing Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2021 and 2020 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “Summary of Significant Accounting Policies.”

The effective interest rate as of December 31, 2021 was 18%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2019)

3.2

Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 17, 2020)

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2

Indenture (including form of Note) with respect to the Registrant’s 3.00% convertible senior notes due 2025, dated as of October 16, 2018, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 16, 2018)

4.3

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 24, 2021)

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

10.11*	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted January 24, 2022

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

10.16*

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.17*	2022 Inducement Stock Incentive Plan

10.18*	Form of Nonstatutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan

10.19*	Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan

10.20*

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.21*

Non-Employee Director Compensation Policy, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 5, 2021)

10.22*

Offer Letter, dated as of April 28, 2021, between the Registrant and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.23*

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.24*

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.25*

Offer Letter, dated February 3, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.26*

Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020)

10.27*

Nonstatutory Stock Option Agreement, dated February 25, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.28

Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.29

First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.30

Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.31

Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.32

Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.33

Fifth Amendment to Lease, dated as of August 13, 2020, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.34

Open Market Sale Agreement, dated August 17, 2018, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 17, 2018)

10.35

Amendment No. 1 to the Open Market Sale Agreement, by and between the Registrant and Jefferies LLC, dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 5, 2020)

10.36†

Asset Purchase Agreement, dated January 24, 2018, by and between the Registrant and Biogen MA Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.37

Amendment to Asset Purchase Agreement, dated as of July 17, 2019, by and between the Registrant and Biogen MA Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 3, 2021)

10.38†

License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.39**

Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 8, 2020)

10.40

Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.41**	License Agreement, dated as of December 17, 2021, between the Registrant and Berlin-Chemie AG (Menarini Group)

10.42*

Karyopharm Therapeutics Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 6, 2019)

10.43**

Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

10.44**

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Registrant)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Richard Paulson, President and Chief Executive Officer of the Registrant, and Michael Mason, Executive Vice President, Chief Financial Officer and Treasurer of the Registrant

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

** Certain portions of this exhibit (indicated by “***” or “**”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022	KARYOPHARM THERAPEUTICS INC.

	By:	/s/ Richard Paulson
Richard Paulson President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Paulson	President and Chief Executive Officer and Director	March 1, 2022
Richard Paulson	(Principal Executive Officer)

/s/ Michael Mason Michael Mason	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2022
(Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	March 1, 2022
Garen G. Bohlin

/s/ Barry E. Greene	Director	March 1, 2022
Barry E. Greene

/s/ Peter Honig	Director	March 1, 2022
Peter Honig, M.D., M.P.H.

/s/ Michael G. Kauffman	Director	March 1, 2022
Michael G. Kauffman, M.D., Ph.D.

/s/ Mansoor Raza Mirza	Director	March 1, 2022
Mansoor Raza Mirza, M.D.

/s/ Christy J. Oliger	Director	March 1, 2022
Christy J. Oliger

/s/ Deepika R. Pakianathan	Director	March 1, 2022
Deepika R. Pakianathan, Ph.D.

/s/ Chen Schor	Director	March 1, 2022
Chen Schor