Form 10-Q
period 2022-03-31
Karyopharm Therapeutics Inc.
filed 2022-05-05
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 79,418,349 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$153,256	$190,459
Short-term investments	52,055	38,156
Accounts receivable, net	24,992	22,497
Inventory	3,874	4,106
Prepaid expenses	12,207	12,511
Other current assets	29,135	1,528
Restricted cash	1,014	6,349
Total current assets	276,533	275,606
Property and equipment, net	1,544	1,642
Operating lease right-of-use assets	7,518	7,915
Other assets	7,802	19,505
Restricted cash	636	637
Total assets	$294,033	$305,305
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,440	$1,603
Accrued expenses	58,371	69,121
Operating lease liabilities	2,463	2,316
Other current liabilities	2,063	678
Total current liabilities	66,337	73,718
Convertible senior notes	169,491	169,293
Deferred royalty obligation	132,998	132,998
Operating lease liabilities, net of current portion	8,286	8,969
Total liabilities	377,112	384,978
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 79,419 and 75,746 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	1,136,873	1,098,776
Accumulated other comprehensive income	87	191
Accumulated deficit	(1,220,047)	(1,178,648)
Total stockholders’ deficit	(83,079)	(79,673)
Total liabilities and stockholders’ (deficit) equity	$294,033	$305,305

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$28,300	$21,731
License and other revenue	19,370	1,529
Total revenues	47,670	23,260
Operating expenses:
Cost of sales	1,426	933
Research and development	42,062	37,050
Selling, general and administrative	38,768	37,650
Total operating expenses	82,256	75,633
Loss from operations	(34,586)	(52,373)
Other income (expense):
Interest income	74	264
Interest expense	(6,684)	(5,095)
Other expense, net	(73)	(61)
Total other expense, net	(6,683)	(4,892)
Loss before income taxes	(41,269)	(57,265)
Income tax provision	(130)	(149)
Net loss	$(41,399)	$(57,414)
Net loss per share—basic and diluted	$(0.53)	$(0.77)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	77,570	74,517

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(41,399)	$(57,414)
Other comprehensive loss
Unrealized loss on investments	(14)	(132)
Foreign currency translation adjustment	(90)	(85)
Comprehensive loss	$(41,503)	$(57,631)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(41,399)	$(57,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	235
Net amortization of premiums and discounts on investments	45	664
Amortization of debt issuance costs	198	191
Stock-based compensation expense	7,336	7,359
Realized and unrealized gains on marketable equity securities	(2)	(14)
Inventory obsolescence charge	—	82
Changes in operating assets and liabilities:
Accounts receivable, net	(2,495)	(4,962)
Inventory	232	(552)
Prepaid expenses and other current assets	(27,303)	(89)
Operating lease right-of-use assets	397	343
Other noncurrent assets	11,703	—
Accounts payable	1,837	(1,410)
Accrued expenses and other liabilities	(9,387)	3,432
Deferred revenue	—	(297)
Operating lease liabilities	(536)	(456)
Net cash used in operating activities	(59,197)	(52,888)
Investing activities
Purchases of property and equipment	(79)	—
Proceeds from sales and maturities of investments	21,584	68,950
Purchases of investments	(35,540)	(25,764)
Net cash (used in) provided by investing activities	(14,035)	43,186
Financing activities
Proceeds from issuance of common stock, net of issuance costs	29,316	9,903
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	1,467	773
Net cash provided by financing activities	30,783	10,676
Effect of exchange rate on cash, cash equivalents and restricted cash	(90)	(91)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,539)	883
Cash, cash equivalents and restricted cash at beginning of period	197,445	89,121
Cash, cash equivalents and restricted cash at end of period	$154,906	$90,004
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$153,256	$88,471
Short-term restricted cash	1,014	815
Long-term restricted cash	636	718
Total cash, cash equivalents and restricted cash	$154,906	$90,004
Supplemental disclosures:
Deferred financing costs in accrued expenses	$22	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$841	$815
Cash paid for interest on deferred royalty obligation	$15,784	$2,457

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	565	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	167	—	1,467	—	—	1,467
Stock-based compensation expense	—	—	7,336	—	—	7,336
Issuance of common stock, net of issuance costs	2,941	—	29,294	—	—	29,294
Unrealized loss on investments	—	—	—	(14)	—	(14)
Foreign currency cumulative translation adjustment	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(41,399)	(41,399)
Balance at March 31, 2022	79,419	$8	$1,136,873	$87	$(1,220,047)	$(83,079)

Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	409	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	92	—	773	—	—	773
Stock-based compensation expense	—	—	7,359	—	—	7,359
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(57,414)	(57,414)
Balance at March 31, 2021	75,062	$8	$1,072,025	$301	$(1,111,974)	$(39,640)

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis, eltanexor in myelodysplastic syndromes and selinexor and eltanexor in additional cancer indications with significant unmet medical need. Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, in March 2021 and May 2021, the European Commission and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency granted conditional approval, respectively, of NEXPOVIO® (selinexor), the brand name for selinexor in Europe and the United Kingdom, in combination with dexamethasone, to treat adult patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. XPOVIO has also received regulatory approval in various indications in Australia, Singapore, Mainland China, South Korea and Israel.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2022 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements in this Form 10-Q are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report.

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gross product revenue	$34,910	$27,544
Provisions for product revenue	(6,610)	(5,813)
Total product revenue, net	$28,300	$21,731

As of March 31, 2022 and December 31, 2021, net product revenue of $21.6 million and $20.0 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of March 31, 2022 and December 31, 2021.

3. Inventory

The following table presents our inventory of XPOVIO (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,563	$1,797
Work in process	926	1,895
Finished goods	385	414
Total inventory	$3,874	$4,106

As of March 31, 2022 and December 31, 2021, all of our inventory was related to XPOVIO, which was initially approved by the FDA in July 2019 and at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

4. License and Asset Purchase Agreements

In prior periods, we entered into out-licensing and asset purchase agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), Anivive Lifesciences, Inc. (“Anivive”), Biogen MA Inc. (“Biogen”), Antengene Therapeutics Limited (“Antengene”), and FORUS Therapeutics Inc. (“FORUS”), all of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 10, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

During the three months ended March 31, 2022, we recognized $8.6 million in milestone-related revenue from our partners and $7.1 million related to reimbursement of development related expenses from Menarini. With respect to the $8.6 million in milestone-related revenue, we recognized $7.8 million, net of tax, pursuant to our license agreement with Antengene and $0.8 million pursuant to our distribution agreement with Promedico Ltd. during the three months ended March 31, 2022. We recognized $0.8 million in license and other revenue pursuant to our license agreements with Antengene and others, for the three months ended March 31, 2021.

5. Fair Value of Financial Instruments

Financial instruments, including cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, are presented at amounts that approximate fair value at March 31, 2022 and December 31, 2021.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Our cash equivalents are comprised of money market funds, U.S. government and agency securities and commercial paper as presented in the tables below. We measure these investments at fair value. The fair value of cash equivalents is determined based on “Level 1” or “Level 2” inputs.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “Summary of Significant Accounting Policies,” and Note 16, “Long-Term Obligations” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$45,209	$45,209	$—	$—
U.S. government and agency securities	28,994	28,994	—	—
Commercial paper	23,985	—	23,985	—
Investments:
Short-term:
Corporate debt securities	11,127	—	11,127	—
Commercial paper	11,984	—	11,984	—
U.S. government and agency securities	28,944	—	28,944	—
	$150,243	$74,203	$76,040	$—
Financial liability
Embedded derivative liability	$3,080		$—	$3,080

Description	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,947	$32,947	$—	$—
U.S. government and agency securities	12,000	12,000	—	—
Commercial paper	11,998	—	11,998	—
Investments:
Short-term:
Corporate debt securities	24,269	—	24,269	—
Commercial paper	12,995	—	12,995	—
U.S. government and agency securities	892	—	892	—
	$95,101	$44,947	$50,154	$—
Financial liability
Embedded derivative liability	$3,080		$—	$3,080

6. Investments

The following tables summarize our investments in debt securities, classified as available-for-sale (in thousands):

	As of March 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$11,131	$3	$(7)	$11,127
Commercial paper	11,990	—	(6)	11,984
U.S. government and agency securities	28,950	2	(8)	28,944
	$52,071	$5	$(21)	$52,055

	As of December 31, 2021
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$24,272	$3	$(6)	$24,269
Commercial paper	12,998	—	(3)	12,995
U.S. government and agency securities	891	1	—	892
	$38,161	$4	$(9)	$38,156

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at March 31, 2022 and December 31, 2021 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 16 and 37 commercial paper and corporate debt securities at March 31, 2022 and December 31, 2021, respectively, that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. The following tables summarize our available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$8,123	$(7)	$—	$—	$8,123	$(7)
Commercial paper	11,984	(6)	—	—	11,984	(6)
U.S. government and agency securities	21,949	(8)	—	—	21,949	(8)
Total	$42,056	$(21)	$—	$—	$42,056	$(21)

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$16,655	$(6)	$—	$—	$16,655	$(6)
Commercial paper	9,995	(3)	—	—	9,995	(3)
Total	$26,650	$(9)	$—	$—	$26,650	$(9)

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2022	2021
Outstanding stock options	13,477	12,900
Unvested restricted stock units	3,798	2,517

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three months ended March 31, 2022 and 2021.

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of sales	$55	$44
Research and development	2,968	2,932
Selling, general and administrative	4,313	4,383
Total	$7,336	$7,359

9. Stockholders’ Equity

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

We sold an aggregate of 2,941,517 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $29.3 million, during the three months ended March 31, 2022. We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the three months ended March 31, 2021. As of March 31, 2022, $70.7 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement.

10. Long-Term Obligations

3.00% Convertible Senior Notes due 2025

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the Notes pursuant to the full exercise of the option to purchase additional Notes granted to the initial purchasers in the offering. The Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Debt issuance costs are being amortized to interest expense using the effective interest method over seven years.

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

As of March 31, 2022, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balances of the Notes consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$172,500	$172,500
Less: debt issuance costs	(3,009)	(3,207)
Net carrying amount	$169,491	$169,293

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Notes was 11.85%. As of March 31, 2022, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of March 31, 2022 and December 31, 2021 was approximately $141.9 million and $139.2 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,294	$1,294
Amortization of debt issuance costs	198	191
Total	$1,492	$1,485

Future minimum payments on the Notes as of March 31, 2022 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	$5,175
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$193,200
Less: interest and issuance costs	(23,709)
Convertible senior notes	$169,491

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

In exchange for the above payments, HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Total payments to HCR are capped at 185% of the Investment Amount.

If HCR has not received 65% of the First Investment Amount by December 31, 2022, 100% of the First Investment Amount and 65% of the Second Investment amount by December 31, 2024, or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of March 31, 2022, we have made $32.2 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheet.

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $3.1 million as of both March 31, 2022 and December 31, 2021. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of March 31, 2022 was approximately 16.5%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at both March 31, 2022 and December 31, 2021 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at March 31, 2022 and December 31, 2021 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (“Annual Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “Company,” “we,” or “our,” with respect to the possible achievement of discovery and development milestones, our future discovery and development efforts, including regulatory submissions and approvals, our commercialization efforts, our partnerships and collaborations with third parties, our future operating results and financial position, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q. As a result of these and other factors, we may not actually achieve the plans, intentions, expectations or results disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

References to XPOVIO® (selinexor) also refer to NEXPOVIO®(selinexor) when discussing its approval and commercialization outside of the U.S.

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was supported by data from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study (the “BOSTON Study”);
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“Pls”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody (“mAB”). We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was supported by data from the STORM (Selinexor Treatment of Refractory Myeloma) study (the “STORM Study”); and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was supported by data from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s).

The commercialization of XPOVIO in the U.S., for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives, nurse liaisons, and a market access team as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. We have received the following regulatory approval for NEXPOVIO outside of the U.S.:

•
European Union: Conditional approval received in March 2021 from the European Commission for NEXPOVIO in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma in 27 European Union member countries as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. In December 2021, we entered into a license agreement (the “Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor for all human oncology indications in Europe and other key global territories.
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

Our partners have received the following regulatory approvals for XPOVIO outside of the U.S.:

•
Australia: Approval received in March 2022 for XPOVIO (a) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; and (b) in combination with dexamethasone for the treatment of adult patients with relapsed and/or refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, at least one IMiD, and an anti-CD38 mAb.
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
•
Mainland China: Conditional approval received in December 2021 for XPOVIO in combination with dexamethasone in patients with relapsed or refractory multiple myeloma who have received prior therapies and whose disease is refractory to at least a PI, an IMiD, and an anti-CD38 mAb.
•
South Korea: Approval received in July 2021 for XPOVIO (a) in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma; and (b) as a monotherapy for the treatment of adult patients with relapsed or refractory DLBCL who have received at least two prior lines of treatment.
•
Israel: Approval received in February 2021 for XPOVIO (a) in combination with dexamethasone for the treatment of adult patients with relapsed refractory multiple myeloma who have received at least three prior therapies and whose disease is refractory to at least one PI, at least one IMiD, and an anti-CD38 mAb; and (b) for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In January 2022, approval was also received for XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy.

In addition, in April 2021, the European Medicines Agency (“EMA”) validated our Type II variation to the marketing authorization application (“MAA”) based on the data from the Phase 3 BOSTON Study, which evaluated once-weekly administration of selinexor in combination with once-weekly administration of Velcade® (bortezomib) and low-dose dexamethasone compared to standard twice-weekly administration of Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy. In January 2022, as part of the MAA approval process, the EMA conducted a preapproval good clinical practices (“GCP”) inspection at our corporate headquarters, which was also attended by the FDA. In addition, an inspection of one of the clinical trial sites that participated in the BOSTON Study took place in late 2021. In February 2022, the EMA issued its initial GCP inspection reports, which included certain questions and findings. We promptly addressed the questions and findings included in the inspection reports. We have since received and responded to additional questions and requests from the CHMP. The Type II variation is currently under review by the Committee for Medicinal Products for Human Use (“CHMP”). An opinion by the CHMP could be issued in the first half of 2022. There can be no assurances that our responses will be acceptable to the EMA.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis (“MF”), eltanexor in myelodysplastic syndromes (“MDS”) and selinexor and eltanexor in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor. In addition to selinexor and eltanexor, we continue to advance our pipeline of novel drug candidates, including verdinexor, our other oral SINE compound, KPT-9274 and a proprietary recombinant human interleukin 12 (“IL-12”).

On February 8, 2022, we announced top-line results from our Phase 3 SIENDO study evaluating the efficacy and safety of selinexor for front-line maintenance therapy in patients with advanced or recurrent endometrial cancer (the “SIENDO Study”). On February 25, 2022, we attended a pre-supplemental New Drug Application (“sNDA”) submission meeting with the FDA during which we received feedback, including that the top-line results from the SIENDO Study are unlikely to support an sNDA approval. Considering the FDA’s feedback and based on the promising study results in a prespecified exploratory subgroup of patients with p53 wild-type tumors, we are planning to initiate a new placebo-controlled randomized clinical study of selinexor in patients with p53 wild-type with advanced or recurrent endometrial cancer. To that end, we are currently in discussions with the FDA regarding the design of this new study. Pending the outcome of those discussions, we are planning to initiate this study in the second half of 2022.

In the first half of 2022, we expect the first patient to be enrolled in a randomized global Phase 3 study evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone (“EloPd”) in patients with relapsed or refractory multiple myeloma (NCT05028348//EMN29). Patients in this Phase 3 study will have received one to four prior lines of therapy, including a PI, lenalidomide and an anti-CD38 mAb. Sixty patients will be randomized to SPd 40, SPd 60 or EloPd (Part 1) followed by Part 2, with 240 patients randomized to SPd (at the identified optimal dose from Part 1) versus EloPd in a 1:1 fashion. This global study is sponsored by the European Myeloma Network. The primary endpoint of this study is progression-free survival and secondary endpoints include overall response rate, overall survival and duration of response.

As of March 31, 2022, we had an accumulated deficit of $1.2 billion. We had net losses of $41.4 million and $57.4 million for the three months ended March 31, 2022 and 2021, respectively.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies, healthcare systems, and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have experienced and may continue to experience, disruptions that could impact clinical trial enrollment and/or our results of operations, including product revenue and our financial condition. These uncertainties include the availability, administration rates and effectiveness of vaccines and therapeutics against any variants as new strains of the virus evolve, the continued duration and severity of the pandemic, governmental, business or other actions, changes to our operations and how quickly and to what extent normal economic and operation conditions can resume, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Part II, Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands except for percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product revenue, net	$28,300	$21,731	$6,569	30%
License and other revenue	19,370	1,529	17,841	1167%
Total revenues	47,670	23,260	24,410	105%
Operating expenses:
Cost of sales	1,426	933	493	53%
Research and development	42,062	37,050	5,012	14%
Selling, general and administrative	38,768	37,650	1,118	3%
Loss from operations	(34,586)	(52,373)	17,787	(34)%
Other expense, net	(6,683)	(4,892)	(1,791)	37%
Loss before income taxes	(41,269)	(57,265)	15,996	(28)%
Income tax provision	(130)	(149)	19	(13)%
Net loss	$(41,399)	$(57,414)	$16,015	(28)%

Product Revenue, net (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product revenue, net	$28,300	$21,731	$6,569	30%

Net product revenue from U.S. commercial sales of XPOVIO for the three months ended March 31, 2022 increased 30% as compared to the three months ended March 31, 2021 due to an increasing number of patients treated in earlier lines of therapy and the increasing utilization of XPOVIO by physicians in the first quarter of 2022 compared to the first quarter of 2021. We expect this trend to continue, resulting in increased net product revenue in 2022 as compared to 2021.

License and Other Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Antengene Therapeutics Limited ("Antengene")	$9,014	$492	$8,522	1732%
Menarini	7,086	—	7,086	100%
Other	3,270	1,037	2,233	215%
Total	$19,370	$1,529	$17,841	1167%

License and other revenue for the three months ended March 31, 2022 increased as compared to the three months ended March 31, 2021, due to $7.8 million that we recognized in development/regulatory milestones from Antengene and $7.1 million that we earned for reimbursement of development expenses from Menarini in the first quarter of 2022.

We expect license and other revenue will decrease in the second quarter of 2022 as compared to the first quarter of 2022, due primarily to the recognition of milestones earned in the first quarter of 2022 related to our license agreement with Antengene.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of sales	$1,426	$933	$493	53%
Research and development	42,062	37,050	5,012	14%
Selling, general and administrative	38,768	37,650	1,118	3%
Total	$82,256	$75,633	$6,623	9%

Cost of Sales

During the three months ended March 31, 2022 and 2021, we recorded $1.4 million and $0.9 million, respectively, of cost of sales, including $0.3 million and $0.1 million, respectively, related to royalties. The cost of sales during the three months ended March 31, 2022 and 2021 only reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the July 2019 FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At March 31, 2022, we had $2.0 million of previously expensed XPOVIO costs and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We do not expect cost of sales to materially change in the second quarter of 2022, as compared to the first quarter of 2022.

Research and Development Expense (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Clinical trial costs	$18,230	$16,750	$1,480	9%
Personnel costs	17,240	14,107	3,133	22%
Stock-based compensation	2,968	2,932	36	1%
Consulting, professional and other costs	3,624	3,261	363	11%
Total	$42,062	$37,050	$5,012	14%

Research and development expense for the three months ended March 31, 2022 increased as compared to the three months ended March 31, 2021, primarily due to an increase in personnel costs, including $1.6 million related to severance charges recognized in the quarter. In addition, clinical trial costs increased by approximately $1.5 million, primarily related to an increase of $4.0 million in costs related to our Phase 3 study evaluating selinexor in combination with pomalidomide and dexamethasone in patients with relapsed or refractory multiple myeloma. This increase was partially offset by a $2.3 million decrease in costs related to our BOSTON, SIENDO, SEAL and SADAL studies.

We expect our research and development expense to increase in the second quarter of 2022 as compared to the first quarter of 2022, due primarily to severance-related stock-based compensation expense.

Selling, General and Administrative Expense (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Personnel costs	$19,448	$18,285	$1,163	6%
Consulting, professional and other costs	11,807	12,259	(452)	(4)%
Stock-based compensation	4,313	4,383	(70)	(2)%
Facility and information technology infrastructure costs	3,200	2,723	477	18%
Total	$38,768	$37,650	$1,118	3%

Selling, general and administrative expense for the three months ended March 31, 2022 increased as compared to the three months ended March 31, 2021, primarily due to an increase of $1.2 million in personnel costs, largely attributable to severance-related charges recognized in the quarter.

We expect our selling, general and administrative expenses to increase in the second quarter of 2022 as compared to the first quarter of 2022, due primarily to severance-related stock-based compensation expense.

Other Expense, net (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense	$(6,684)	$(5,095)	$(1,589)	31%
Interest income	74	264	(190)	(72)%
Other income (expense):
Realized gains on marketable equity securities	—	14	(14)	(100)%
Foreign currency translation	(73)	(75)	2	(3)%
Total other expense, net	$(6,683)	$(4,892)	$(1,791)	37%

Other expense, net for the three months ended March 31, 2022 increased as compared to the three months ended March 31, 2021 primarily due to an increase in interest expense of $1.6 million related to our Revenue Interest Agreement that we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) and was amended in June 2021 (“Amended Revenue Interest Agreement”) resulting in an increased deferred royalty obligation following the closing of the Amended Revenue Interest Agreement. We expect other expense, net to remain relatively consistent in the second quarter of 2022, as compared to the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, through private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, proceeds from sales of common stock under our Open Market Sale Agreement (as defined below), and cash generated from our business development activities. As of March 31, 2022, our principal source of liquidity was $205.3 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $41.4 million for the three months ended March 31, 2022. Net cash used in operations for the three months ended March 31, 2022 was $59.2 million. We expect that our cash, cash equivalents and investments at March 31, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(59,197)	$(52,888)
Net cash (used in) provided by investing activities	(14,035)	43,186
Net cash provided by financing activities	30,783	10,676
Effect of exchange rate	(90)	(91)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(42,539)	$883

Operating activities. The net cash used in operating activities in each of the three months ended March 31, 2022 and March 31, 2021 primarily reflects our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 was driven by a $16.0 million decrease in our net loss that was more than offset by a $21.6 million increase in the change in operating assets and liabilities.

Investing activities. The net cash used in investing activities during the three months ended March 31, 2022, compared to the net cash provided by investing activities during the three months ended March 31, 2021, primarily reflects a $47.4 million decrease in proceeds from the sales and maturities of investments coupled with a $9.8 million increase in the purchases of investments.

Financing activities. The $20.1 million increase in net cash provided by financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the net cash proceeds of $29.3 million from the sale of shares of our common stock under our Open Market Sale Agreement in the first quarter of 2022, compared to net cash proceeds of $9.9 million during the first quarter of 2021.

Sources of Liquidity

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Agreement with HCR. Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million, less certain transaction expenses, on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. As of March 31, 2022, $70.7 million of shares of our common stock may be issued and sold under the Open Market Sale Agreement. We sold an aggregate of 2,941,517 shares under the Open Market Sale Agreement, for net proceeds of approximately $29.3 million during the three months ended March 31, 2022.

During the quarter ended March 31, 2022, we received $1.6 million in milestone payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under our license agreement with Menarini, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million. The amount is classified within long-term restricted cash. We expect lease costs under this commitment to total $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $13.1 million.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three months ended March 31, 2022.

Contractual Obligations

We have contractual obligations under our Notes and under our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses, excluding stock-based compensation, to remain relatively consistent in 2022 as compared to 2021. We expect to continue to incur costs related to our clinical development programs as well as commercialization expenses related to sales, marketing, manufacturing and distribution of any of our approved products, to the extent that these functions are not the responsibility of our collaborators.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. In addition, our product candidates for which we receive marketing approval may not achieve commercial success. Our ability to become and remain profitable depends on our ability to generate revenue. There can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all, as described more fully in the risk factor entitled “We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We currently expect that cash, cash equivalents and short- and long-term investments at March 31, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025, which totaled $2.8 million in 2021 and increase annually; we expect total future lease costs to be approximately $13.1 million;
•
Increased cash operating expenditures over our 2021 totals of $107.1 million;
•
Future long-term debt obligations related to the Notes of $169.5 million over the next four years; and
•
Future royalty obligations to HCR under our Revenue Interest Financing Agreement of approximately $217.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $205.3 million as of March 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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
•
our ability to comply with the FDA’s and comparable foreign regulatory authorities’ post-marketing requirements and commitments, including through successfully conducting, on a timely basis, additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA, such as requirements in connection with the FDA’s June 2020 approval of XPOVIO based on the results of the SADAL study to treat patients with DLBCL, which was approved under the FDA’s Accelerated Approval Program;
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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. For example, BLENREP (belantamab mafodotin), ABECMA® (idecabtagene vicleucel) and CARVYKTI™ (ciltacabtagene autoleucel) were approved for the treatment of multiple myeloma by the FDA in 2020, 2021, and 2022, respectively. In addition, several new novel therapeutics such as bispecific T-Cell engagers and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market beginning in 2022. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business—Competition in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022 (“Annual Report”) for more information on competition.

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

The COVID-19 pandemic has had and may continue to have an impact on our clinical trials. For more information, please see the risk factor entitled, “The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt, our operations, including our clinical trial activities and commercial operations, which could have an adverse effect on our business and financial results.” At this time, however, we cannot fully forecast the scope of the impact that the COVID-19 pandemic may continue to have on our ability to, among other things, initiate and oversee trial sites, enroll and assess patients, supply study drug and report trial results. In addition, we have and may continue to experience delays in the regulatory process as a result of the COVID-19 pandemic, which may impact our approval timelines. For example, inspections conducted by the European Medicines Agency (“EMA”) in connection with regulatory reviews have recently been subject to scheduling delays due to certain COVID-19 related restrictions and impacts.

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
•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which has and may impact regulatory review and approval timelines, such as the EMA review of our Type II variation to our Marketing Authorization for selinexor in multiple myeloma based on the results of the BOSTON study or any future Marketing Authorization Applications (“MAA”);

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

The full extent of the impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the availability, administration rates and effectiveness of vaccines and their effectiveness against variants as new strains of the virus evolve, and therapeutics and future developments, all of which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. In addition, in October 2021, we began to require that all of our employees be fully vaccinated, subject to limited medical and religious exemptions. We cannot currently predict the impact on our operations of the vaccine mandate on our business or on third parties with whom we conduct business. Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with the mandate and we may experience workforce attrition or difficulties securing future employees as a result of our vaccine mandate policy. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, including the emergence of new variants of COVID-19, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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

We expect that in any later phase clinical trial where patients are randomized to receive either selinexor or eltanexor on the one hand, or standard of care, supportive care or placebo on the other hand, the primary endpoint will be either overall response rate or progression-free survival, meaning the length of time on treatment until objective tumor progression, or overall survival, while the primary endpoint in any later phase clinical trial that is not similarly randomized may be different. In some instances, the FDA and other regulatory bodies have accepted overall response rate as a surrogate for a clinical benefit and have granted regulatory approvals based on this or other surrogate endpoints, such as in our SADAL study and our STORM study. These clinical trials were not randomized against control arms and the primary endpoints of these trials were overall response rate. If selinexor does not demonstrate sufficient overall response rates for any other indication for which a clinical trial has overall response rate as a primary endpoint, or if the FDA or foreign regulatory authorities do not deem overall response rate a sufficient endpoint, or deem a positive overall response rate to be insufficient, selinexor or eltanexor will likely not be approved for that indication based on the applicable study. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.

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

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support potential launches of selinexor outside of the U.S. For example, in December 2021, we entered into a license agreement with the Menarini Group (“Menarini”) to, among other things, develop and commercialize NEXPOVIO® (selinexor) for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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

Our, and our collaborators’, ability to successfully commercialize XPOVIO or any of our product candidates that we may develop or acquire will depend, in part, on the extent to which reimbursement for these products is available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products by third-party payors. Even with payer coverage, patients may be unwilling or unable to pay the copay required and may choose not to take XPOVIO.

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
•
economic weakness, including inflation, volatility in currency exchange rates or political instability in particular foreign economies and markets, including as a result of the current economic situation stemming from the COVID-19 pandemic and the adoption of comprehensive sanctions by, among others, the European Union (the “EU”), the U.S. and the UK in response to Russia’s invasion of Ukraine, which sanctions restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
•
business interruptions resulting from pandemics (including the COVID-19 pandemic), geo-political actions, including war and terrorism, such as the ongoing conflict between Russia and Ukraine, climate change or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

Risks Related to Regulatory Matters

Even if we, or our collaborators, complete the necessary preclinical studies and clinical trials for our product candidates, the regulatory approval process is expensive, time-consuming and uncertain and we or they may not receive approvals for the commercialization of some or all of our or their product candidates in a timely manner, or at all.

Our long-term success and ability to sustain and grow revenue depends on our and our collaborators’ ability to continue to successfully develop our product candidates and obtain regulatory approval to market our or their products both in and outside of the U.S. In order to market and sell our products in the EU and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country, impose substantial requirements on the development of product candidates to become eligible for marketing approval and have substantial discretion in the process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. The time required to obtain approval outside of the U.S. may differ substantially from that required to obtain FDA approval. For example, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. For additional risks related to conducting business outside of the U.S., please see the risk factor below entitled “The business that we conduct outside of the U.S. may be adversely affected by international risks and uncertainties.”

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

Further, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires applicants to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in in issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties.

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

Further, we could face heightened risks with respect to seeking marketing approval in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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
•
the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU; and
•
the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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

We may seek certain designations for our product candidates in or outside of the U.S., including Breakthrough Therapy, Fast Track and Priority Review designations, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. Following a period of false starts, the FDA announced on February 2, 2022 that it would resume domestic inspections beginning on February 7, 2022. As for foreign inspections, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the CDC’s level 1 or level 2 COVID-19 travel recommendation. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Current and future legislation may increase the difficulty and cost for us, or any collaborators, to obtain marketing approval and commercialize our or their product candidates, if approved, and affect the prices we, or they, may obtain.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”), as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions were suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

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

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the health insurance marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers;
•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

We are subject to governmental export and import controls that could impair our or our collaborators’ ability to compete in international markets due to licensing requirements and subject us or them to liability if we or they are not in compliance with applicable laws.

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

Since inception, we have incurred significant operating losses. Our net loss was $41.4 million for the quarter ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $1.2 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our Open Market Sale Agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of March 31, 2022, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine, and the adoption of comprehensive sanctions in response thereto by, among others, the EU, the U.S., and the UK, which sanctions restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards when conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with comparable standards. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of the third parties that we rely on in connection with our clinical trials fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. For example, in late 2021, as part of the review process of the Type II variation, the EMA conducted a preapproval GCP inspection at one of the clinical trial sites that participated in the BOSTON Study. There can be no assurances that the response by the clinical site to the questions and findings included in the inspection report will be acceptable to the EMA. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of April 29, 2022, 95 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 25 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our IL-12 Program, as of April 29, 2022, 21 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of April 29, 2022, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $4.42 to $14.73 in the 52-week period ended April 29, 2022. On April 29, 2022, the closing sale price of our common stock on the Nasdaq Global Select Market was $6.10 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to the ongoing COVID-19 pandemic and related world-wide economic disruptions. The market price for our common stock may be influenced by many factors, including:

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
•
general economic, industry and market conditions, such as those caused by the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine;
•
our ability to raise additional capital and the terms on which we can raise it;

•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders; and
•
the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on the market price of our common stock. Furthermore, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Securities or other litigation could result in substantial costs and may divert management’s time and attention from our business.

Securities class action litigation is often brought against a company following a decline or periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, including as a result of the COVID-19 pandemic, and we are therefore a target of this type of litigation. For example, we are currently subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part I, Item 3, “Legal Proceedings” in our Annual Report. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

10.1

Transition Agreement, dated March 28, 2022, between the Registrant and Michael G. Kauffman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on March 29, 2022).

10.2

Transition Agreement, dated March 28, 2022, between the Registrant and Sharon Shacham (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on March 29, 2022).

10.3*	Severance Agreement, dated February 18, 2022, between the Registrant and Jatin Shah.

10.4*	Consulting Agreement, dated March 1, 2022, between the Registrant and Jatin Shah.

10.5*	Amendment #1 to Consulting Agreement, dated March 21, 2022, between the Registrant and Jatin Shah.

10.6

Offer Letter, dated June 7, 2015, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 10, 2015).

10.7

First Amendment to Letter Agreement, dated October 4, 2016, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 16, 2017).

10.8*	Side Letter to Offer Letter, dated October 1, 2020, between the Registrant and Ran Frenkel.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 5, 2022	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 5, 2022	By:	/s/ MICHAEL MASON
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)