Form 10-Q
period 2022-06-30
Karyopharm Therapeutics Inc.
filed 2022-08-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 79,806,616 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82,248	$190,459
Short-term investments	88,598	38,156
Accounts receivable, net	23,479	22,497
Inventory	3,470	4,106
Prepaid expenses	11,428	12,511
Other current assets	32,078	1,528
Restricted cash	1,146	6,349
Total current assets	242,447	275,606
Property and equipment, net	1,395	1,642
Operating lease right-of-use assets	7,107	7,915
Other assets	4,898	19,505
Restricted cash	631	637
Total assets	$256,478	$305,305
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,694	$1,603
Accrued expenses	56,367	69,121
Operating lease liabilities	2,615	2,316
Other current liabilities	1,865	678
Total current liabilities	62,541	73,718
Convertible senior notes	169,693	169,293
Deferred royalty obligation	132,998	132,998
Operating lease liabilities, net of current portion	7,584	8,969
Total liabilities	372,816	384,978
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 79,798 and 75,746 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	1,153,301	1,098,776
Accumulated other comprehensive (loss) income	(538)	191
Accumulated deficit	(1,269,109)	(1,178,648)
Total stockholders’ deficit	(116,338)	(79,673)
Total liabilities and stockholders’ (deficit) equity	$256,478	$305,305

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$29,010	$20,179	$57,310	$41,910
License and other revenue	10,669	2,422	30,039	3,951
Total revenues	39,679	22,601	87,349	45,861
Operating expenses:
Cost of sales	939	1,138	2,365	2,071
Research and development	44,309	33,981	86,371	71,031
Selling, general and administrative	37,339	36,530	76,107	74,180
Total operating expenses	82,587	71,649	164,843	147,282
Loss from operations	(42,908)	(49,048)	(77,494)	(101,421)
Other income (expense):
Interest income	293	165	367	429
Interest expense	(6,313)	(5,001)	(12,997)	(10,096)
Other (expense) income, net	(13)	436	(86)	375
Total other expense, net	(6,033)	(4,400)	(12,716)	(9,292)
Loss before income taxes	(48,941)	(53,448)	(90,210)	(110,713)
Income tax provision	(121)	(134)	(251)	(283)
Net loss	$(49,062)	$(53,582)	$(90,461)	$(110,996)
Net loss per share—basic and diluted	$(0.62)	$(0.71)	$(1.15)	$(1.48)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	79,651	75,189	78,616	74,863

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,062)	$(53,582)	$(90,461)	$(110,996)
Other comprehensive loss
Unrealized loss on investments	(170)	(41)	(184)	(173)
Foreign currency translation adjustment	(455)	(64)	(545)	(149)
Comprehensive loss	$(49,687)	$(53,687)	$(91,190)	$(111,318)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(90,461)	$(110,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	326	464
Net amortization of premiums and discounts on investments	(71)	1,148
Amortization of debt issuance costs	400	386
Stock-based compensation expense	22,429	15,494
Change in fair value of embedded derivative liability	—	(610)
Other	(4)	231
Changes in operating assets and liabilities:
Accounts receivable, net	(982)	(5,006)
Inventory	636	(1,506)
Prepaid expenses and other assets	(14,860)	(5,773)
Operating lease right-of-use assets	808	698
Accounts payable	91	(2,141)
Accrued expenses and other liabilities	(11,567)	196
Deferred revenue	—	(297)
Operating lease liabilities	(1,086)	(924)
Net cash used in operating activities	(94,341)	(108,636)
Investing activities
Purchases of property and equipment	(79)	—
Proceeds from sales and maturities of investments	48,468	124,376
Purchases of investments	(99,020)	(34,732)
Net cash (used in) provided by investing activities	(50,631)	89,644
Financing activities
Proceeds from issuance of common stock, net of issuance costs	29,294	9,903
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,802	2,833
Proceeds from Amended Revenue Interest Agreement	—	60,000
Net cash provided by financing activities	32,096	72,736
Effect of exchange rate on cash, cash equivalents and restricted cash	(544)	(155)
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,420)	53,589
Cash, cash equivalents and restricted cash at beginning of period	197,445	89,121
Cash, cash equivalents and restricted cash at end of period	$84,025	$142,710
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$82,248	$141,309
Short-term restricted cash	1,146	762
Long-term restricted cash	631	639
Total cash, cash equivalents and restricted cash	$84,025	$142,710
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$1,682	$1,630
Cash paid for interest on deferred royalty obligation	$20,746	$4,068

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2022	79,419	$8	$1,136,873	$87	$(1,220,047)	$(83,079)
Vesting of restricted stock	108	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	271	—	1,335	—	—	1,335
Stock-based compensation expense	—	—	15,093	—	—	15,093
Unrealized loss on investments	—	—	—	(170)	—	(170)
Foreign currency cumulative translation adjustment	—	—	—	(455)	—	(455)
Net loss	—	—	—	—	(49,062)	(49,062)
Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)

Balance at March 31, 2021	75,062	$8	$1,072,025	$301	$(1,111,974)	$(39,640)
Vesting of restricted stock	2	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	270	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	8,135	—	—	8,135
Unrealized loss on investments	—	—	—	(41)	—	(41)
Foreign currency cumulative translation adjustment	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(53,582)	(53,582)
Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)

Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	673	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	438	—	2,802	—	—	2,802
Stock-based compensation expense	—	—	22,429	—	—	22,429
Issuance of common stock, net of issuance costs	2,941	—	29,294	—	—	29,294
Unrealized loss on investments	—	—	—	(184)	—	(184)
Foreign currency cumulative translation adjustment	—	—	—	(545)	—	(545)
Net loss	—	—	—	—	(90,461)	(90,461)
Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)

Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	411	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	362	—	2,833	—	—	2,833
Stock-based compensation expense	—	—	15,494	—	—	15,494
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(173)	—	(173)
Foreign currency cumulative translation adjustment	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(110,996)	(110,996)
Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis, eltanexor in myelodysplastic syndromes and selinexor and eltanexor in additional cancer indications with significant unmet medical need. Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, selinexor has been approved (or conditionally approved) in various indications in certain territories and countries outside of the U.S., including the European Union and United Kingdom under the brand name NEXPOVIO® (selinexor) and Australia, Singapore, Mainland China, South Korea, Israel and Canada.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2022 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross product revenue	$34,859	$25,574	$69,769	$53,118
Provisions for product revenue	(5,849)	(5,395)	(12,459)	(11,208)
Total product revenue, net	$29,010	$20,179	$57,310	$41,910

As of June 30, 2022 and December 31, 2021, net product revenue of $20.3 million and $20.0 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of June 30, 2022 and December 31, 2021.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of June 30, 2022	As of December 31, 2021
Raw materials	$261	$1,797
Work in process	2,866	1,895
Finished goods	343	414
Total inventory	$3,470	$4,106

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

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

On June 7, 2022, we received written notice from Biogen that Biogen had elected to terminate the Asset Purchase Agreement entered into between the Company and Biogen dated January 24, 2018, as amended (the “Biogen Agreement”). As a result of the termination, we are not entitled to receive any milestone payments or royalties under the Biogen Agreement, although we have specified rights relating to the purchased assets upon the termination of the Biogen Agreement, which we are evaluating.

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Antengene	$987	$101	$10,001	$593
Menarini	6,531	—	13,617	—
Other	3,151	2,321	6,421	3,358
Total license and other revenue	$10,669	$2,422	$30,039	$3,951

During the three months ended June 30, 2022, we recognized $1.0 million in royalty revenue pursuant to our license agreement with Antengene (the “Antengene Agreement”), $6.5 million in revenue related to the reimbursement of development related expenses from Menarini, $1.6 million in other royalty revenue, and $1.5 million in other milestone-related revenue.

During the three months ended June 30, 2021, we recognized $0.1 million in royalty revenue pursuant to the Antengene Agreement, $1.3 million in other royalty revenue, and $1.0 million in other milestone-related revenue.

During the six months ended June 30, 2022, we recognized $7.8 million in milestone-related revenue, $1.3 million in royalty revenue, and $0.9 million of other revenue pursuant to the Antengene Agreement. We also recognized $13.6 million in revenue related to the reimbursement of development related expenses from Menarini, $4.1 million in other royalty revenue, and $2.3 million in other milestone-related revenue.

During the six months ended June 30, 2021, we recognized $0.3 million in milestone-related revenue and $0.3 million in royalty revenue pursuant to the Antengene Agreement. We also recognized $1.9 million in other royalty revenue, and $1.5 million in other milestone-related revenue.

At June 30, 2022, license and other revenue of $30.4 million and $4.9 million were included in other current assets and other assets, respectively. At December 31, 2021, license and other revenue of $1.4 million and $19.5 million were included in other current assets and other assets, respectively.

5. Fair Value of Financial Instruments

Financial instruments, including cash, accounts receivable, net, prepaid expenses, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at June 30, 2022 and December 31, 2021.

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

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$22,220	$22,220	$—	$—
Commercial paper	14,490	—	14,490	—
Investments:
Corporate debt securities	21,038	—	21,038	—
Commercial paper	38,621	—	38,621	—
U.S. government and agency securities	28,939	—	28,939	—
	$125,308	$22,220	$103,088	$—
Financial liability
Embedded derivative liability	$3,080	$—	$—	$3,080

Description	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,947	$32,947	$—	$—
U.S. government and agency securities	12,000	12,000	—	—
Commercial paper	11,998	—	11,998	—
Investments:
Corporate debt securities	24,269	—	24,269	—
Commercial paper	12,995	—	12,995	—
U.S. government and agency securities	892	—	892	—
	$95,101	$44,947	$50,154	$—
Financial liability
Embedded derivative liability	$3,080	$—	$—	$3,080

6. Investments

The following tables summarize our investments in debt securities, classified as available-for-sale (in thousands):

	As of June 30, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$21,117	$—	$(79)	$21,038
Commercial paper	38,704	—	(83)	38,621
U.S. government and agency securities	28,963	—	(24)	28,939
Total	$88,784	$—	$(186)	$88,598

	As of December 31, 2021
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Short-term:
Corporate debt securities	$24,272	$3	$(6)	$24,269
Commercial paper	12,998	—	(3)	12,995
U.S. government and agency securities	891	1	—	892
Total	$38,161	$4	$(9)	$38,156

We determine the appropriate classification of our investments in debt securities at the time of purchase. All of our securities are classified as available-for-sale and reported as short-term investments as they are available for use during the normal cycle of business. Available-for-sale investments are recorded at fair value and are composed of corporate debt securities, commercial paper and U.S. government and agency securities. We review investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on our condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at June 30, 2022 and December 31, 2021 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 37 commercial paper and corporate debt securities at both June 30, 2022 and December 31, 2021 that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. The following tables summarize our available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$19,043	$(79)	$—	$—	$19,043	$(79)
Commercial paper	38,621	(83)	—	—	38,621	(83)
U.S. government and agency securities	28,939	(24)	—	—	28,939	(24)
Total	$86,603	$(186)	$—	$—	$86,603	$(186)

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$16,655	$(6)	$—	$—	$16,655	$(6)
Commercial paper	9,995	(3)	—	—	9,995	(3)
Total	$26,650	$(9)	$—	$—	$26,650	$(9)

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per share, since potential dilutive common shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2022	2021
Outstanding stock options	13,581	12,804
Unvested restricted stock units	3,752	2,723

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three and six months ended June 30, 2022 and 2021.

8. Stock-based Compensation Expense

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2022 Plan is equal to the sum of: (i) 4,100,000 shares; and (ii) such additional number of shares (up to 14,231,243) as is equal to the sum of (x) the number of shares of common stock under the 2013 Stock Incentive Plan (the “2013 Plan”) that remained available for grant under the 2013 Plan immediately prior to May 19, 2022 and (y) the number of shares of common stock subject to awards granted under the 2013 Plan that are outstanding as of such date which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right.

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$55	$36	$110	$80
Research and development	6,953	3,114	9,921	6,046
Selling, general and administrative	8,085	4,985	12,398	9,368
Total	$15,093	$8,135	$22,429	$15,494

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

We did not sell any Open Market Shares under the Open Market Sale Agreement during the three months ended June 30, 2022 or the three months ended June 30, 2021. We sold an aggregate of 2,941,517 Open Market Shares under the Open Market Sale

Agreement, for net proceeds of approximately $30.0 million, during the six months ended June 30, 2022. We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the six months ended June 30, 2021. As of June 30, 2022, $70.0 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement.

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

As of June 30, 2022, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balances of the Notes consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Principal	$172,500	$172,500
Less: debt issuance costs	(2,807)	(3,207)
Net carrying amount	$169,693	$169,293

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Notes was 11.85%. As of June 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of June 30, 2022 and December 31, 2021 was approximately $122.0 million and $139.2 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,294	$1,294	$2,588	$2,588
Amortization of debt issuance costs	202	195	400	386
Total	$1,496	$1,489	$2,988	$2,974

Future minimum payments on the Notes as of June 30, 2022 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	$2,588
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$190,613
Less: interest and issuance costs	(20,920)
Convertible senior notes	$169,693

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of June 30, 2022, we have made $37.1 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheet.

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $3.1 million as of both June 30, 2022 and December 31, 2021. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of June 30, 2022 was approximately 16%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at both June 30, 2022 and December 31, 2021 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at June 30, 2022 and December 31, 2021 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

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

References to XPOVIO® (selinexor) also refer to NEXPOVIO® (selinexor) when discussing its approval and commercialization in certain countries or territories outside of the U.S.

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

The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. We have received the following regulatory approval for NEXPOVIO outside of the U.S.:

•
European Union: Approval received in the following oncology indications by the European Commission in March 2021 and July 2022, respectively: (i) for the combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma and who have demonstrated disease progression on the last therapy; and (ii) for the combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. In December 2021, we entered into a license agreement (the “Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor for all human oncology indications in Europe and other key global territories.
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

Our partners have received the following regulatory approvals for XPOVIO outside of the U.S.:

•
Canada: Approval received in May 2022 for XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy.
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
•
Singapore: Approval received in March 2022 for XPOVIO (a) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (b) in combination with dexamethasone for the treatment of adult patients with penta-refractory multiple myeloma; and (c) for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of therapy who are not eligible for haematopoietic cell transplant.
•
Mainland China: Conditional approval received in December 2021 for XPOVIO in combination with dexamethasone in patients with relapsed or refractory multiple myeloma who have received prior therapies and whose disease is refractory to at least one PI, at least one IMiD, and an anti-CD38 mAb.
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

On February 8, 2022, we announced top-line results from our Phase 3 SIENDO study evaluating the efficacy and safety of selinexor for front-line maintenance therapy in patients with advanced or recurrent endometrial cancer (the “SIENDO Study”). On February 25, 2022, we attended a pre-supplemental New Drug Application (“sNDA”) submission meeting with the FDA during which we received feedback, including that the top-line results from the SIENDO Study are unlikely to support an sNDA approval. Considering the FDA’s feedback and based on the study results in a prespecified exploratory subgroup of patients with p53 wild-type tumors, we are planning to initiate a new placebo-controlled randomized clinical study of selinexor in patients with p53 wild-type tumors with advanced or recurrent endometrial cancer. Following productive discussions with the FDA, we have selected a partner for a companion diagnostic to be used in this study for the efficient and accurate identification of tumors that are p53 wild-type and are planning to initiate this study in the fourth quarter of 2022.

As of June 30, 2022, we had an accumulated deficit of $1.3 billion. We had net losses of $90.5 million and $111.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product revenue, net	$29,010	$20,179	$8,831	44%	$57,310	$41,910	$15,400	37%
License and other revenue	10,669	2,422	8,247	341%	30,039	3,951	26,088	660%
Total revenues	39,679	22,601	17,078	76%	87,349	45,861	41,488	90%
Operating expenses:
Cost of sales	939	1,138	(199)	(17)%	2,365	2,071	294	14%
Research and development	44,309	33,981	10,328	30%	86,371	71,031	15,340	22%
Selling, general and administrative	37,339	36,530	809	2%	76,107	74,180	1,927	3%
Loss from operations	(42,908)	(49,048)	6,140	(13)%	(77,494)	(101,421)	23,927	(24)%
Other expense, net	(6,033)	(4,400)	(1,633)	37%	(12,716)	(9,292)	(3,424)	37%
Loss before income taxes	(48,941)	(53,448)	4,507	(8)%	(90,210)	(110,713)	20,503	(19)%
Income tax provision	(121)	(134)	13	(10)%	(251)	(283)	32	(11)%
Net loss	$(49,062)	$(53,582)	$4,520	(8)%	$(90,461)	$(110,996)	$20,535	(19)%

Product Revenue, net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product revenue, net	$29,010	$20,179	$8,831	44%	$57,310	$41,910	$15,400	37%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three and six months ended June 30, 2022 increased by 44% and 37%, respectively, as compared to the three and six months ended June 30, 2021 due to an increasing number of patients treated in earlier lines of therapy and the increasing utilization of XPOVIO by physicians. We expect this trend to continue, resulting in increased net product revenue in the second half of 2022 as compared to the first half of 2022.

License and Other Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Antengene Therapeutics Limited ("Antengene")	$987	$101	$886	877%	$10,001	$593	$9,408	1587%
Menarini	6,531	—	6,531	100%	13,617	—	13,617	100%
Other	3,151	2,321	830	36%	6,421	3,358	3,063	91%
Total	$10,669	$2,422	$8,247	341%	$30,039	$3,951	$26,088	660%

License and other revenue for the three months ended June 30, 2022 increased as compared to the three months ended June 30, 2021 primarily due to $6.5 million that we earned for reimbursement of development expenses from Menarini during the three months ended June 30, 2022.

License and other revenue for the six months ended June 30, 2022 increased as compared to the six months ended June 30, 2021 primarily due to $7.8 million that we recognized in regulatory and commercial milestones from Antengene in 2022 and $13.6 million that we earned for reimbursement of development expenses from Menarini in 2022.

We expect license and other revenue will decrease in the second half of 2022 as compared to the first half of 2022, due primarily to milestones earned in the first half of 2022 related to our license agreement with Antengene and the recognition of $13.6 million of the $15.0 million cap for reimbursement of development expenses related to the Menarini Agreement. We expect this decrease will be partially offset by increased royalty revenue from Antengene and Menarini in the second half of 2022.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$939	$1,138	$(199)	(17)%	$2,365	$2,071	$294	14%
Research and development	44,309	33,981	10,328	30%	86,371	71,031	15,340	22%
Selling, general and administrative	37,339	36,530	809	2%	76,107	74,180	1,927	3%
Total	$82,587	$71,649	$10,938	15%	$164,843	$147,282	$17,561	12%

Cost of Sales

The cost of sales during the three and six months ended June 30, 2022 and 2021 reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the July 2019 FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At June 30, 2022, we had $1.8 million of previously expensed XPOVIO costs and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We do not expect cost of sales to materially change in the second half of 2022 as compared to the first half of 2022.

Research and Development Expense (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical trial and related costs	$16,332	$15,324	$1,008	7%	$33,098	$30,766	$2,332	8%
Personnel costs	15,381	11,264	4,117	37%	32,621	25,371	7,250	29%
Stock-based compensation	6,953	3,114	3,839	123%	9,921	6,046	3,875	64%
Consulting, professional and other costs	5,643	4,279	1,364	32%	10,731	8,848	1,883	21%
Total	$44,309	$33,981	$10,328	30%	$86,371	$71,031	$15,340	22%

Research and development expense for the three months ended June 30, 2022 increased as compared to the three months ended June 30, 2021 primarily due to an increase in personnel costs and stock-based compensation, which was largely related to $3.8 million of severance-related stock-based compensation expenses incurred during the three months ended June 30, 2022 in connection with the departure of our former Chief Scientific Officer.

Research and development expense for the six months ended June 30, 2022 increased as compared to the six months ended June 30, 2021 primarily due to an increase in personnel costs and stock-based compensation, which was largely related to $5.3 million of severance-related expenses incurred in the first half of 2022 in connection with the departure of our former Chief Scientific Officer and our former Chief Medical Officer.

We expect our research and development expense to decrease in the second half of 2022 as compared to the first half of 2022 primarily due to our continued focus on pipeline prioritization and a decrease in severance-related expenses recognized in the first half of 2022.

Selling, General and Administrative Expense (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Personnel costs	$16,228	$15,280	$948	6%	$35,676	$33,565	$2,111	6%
Consulting, professional and other costs	13,026	16,265	(3,239)	(20)%	28,033	31,247	(3,214)	(10)%
Stock-based compensation	8,085	4,985	3,100	62%	12,398	9,368	3,030	32%
Total	$37,339	$36,530	$809	2%	$76,107	$74,180	$1,927	3%

Selling, general and administrative expense for the three months ended June 30, 2022 increased slightly as compared to the three months ended June 30, 2021. The main driver of the increase was $3.5 million of severance-related stock-based compensation expenses incurred during the three months ended June 30, 2022 in connection with the departure of our former Chief Executive Officer. This increase was offset by a decrease in consulting, professional and other costs due to lower commercial-related activities during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Selling, general and administrative expense for the six months ended June 30, 2022 increased as compared to the six months ended June 30, 2021 primarily due to an increase in personnel costs and stock-based compensation, which was primarily related to $4.5 million of severance-related expenses incurred in the first half of 2022 in connection with the departure of our former Chief Executive Officer. This increase was partially offset by a decrease in consulting, professional and other costs due to lower commercial-related activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

We expect our selling, general and administrative expenses to decrease slightly in the second half of 2022 as compared to the first half of 2022 primarily due to severance-related expenses recognized in the first half of 2022.

Other Expense, net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(6,313)	$(5,001)	$(1,312)	26%	$(12,997)	$(10,096)	$(2,901)	29%
Interest income	293	165	128	78%	367	429	(62)	(14)%
Other income (expense):
Change in fair value of embedded derivative	—	610	(610)	(100)%	—	610	(610)	(100)%
Foreign currency remeasurement	(26)	(174)	148	(85)%	(99)	(249)	150	(60)%
Other	13	—	13	100%	13	14	(1)	(7)%
Total other expense, net	$(6,033)	$(4,400)	$(1,633)	37%	$(12,716)	$(9,292)	$(3,424)	37%

Other expense, net for the three months ended June 30, 2022 increased as compared to the three months ended June 30, 2021 primarily due to an increase in interest expense of $1.3 million related to the $60.0 million in additional funding we received in June 2021 when we amended our Revenue Interest Agreement (“Amended Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”).

Other expense, net for the six months ended June 30, 2022 increased as compared to the six months ended June 30, 2021 primarily due to an increase in interest expense of $2.9 million related to the $60.0 million in additional funding we received in June 2021 in connection with the Amended Revenue Interest Agreement.

We expect other expense, net to remain relatively consistent in the second half of 2022 as compared to the first half of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our preferred stock, proceeds from offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. As of June 30, 2022, our principal source of liquidity was $170.8 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $90.5 million for the six months ended June 30, 2022. We expect that our cash, cash equivalents and investments at June 30, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(94,341)	$(108,636)
Net cash (used in) provided by investing activities	(50,631)	89,644
Net cash provided by financing activities	32,096	72,736
Effect of exchange rate	(544)	(155)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(113,420)	$53,589

Operating activities. The $14.3 million decrease in net cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by cash receipts from increased net product sales.

Investing activities. The $140.3 million decrease in the net cash provided by investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by a $75.9 million decrease in proceeds from the sales and maturities of investments and a $64.3 million increase in purchases of investments.

Financing activities. The $40.6 million decrease in the net cash provided by financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by a $60.0 million cash receipt in 2021 from the Amended Revenue Interest Agreement, partially offset by a $19.4 million increase in cash receipts from the sale of shares of our common stock under our Open Market Sale Agreement.

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

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million. As of June 30, 2022, $70.0 million of shares of our common stock may be issued and sold under the Open Market Sale Agreement. We did not sell shares under the Open Market Sale Agreement during the three months ended June 30, 2022. We sold an aggregate of 2,941,517 shares under the Open Market Sale Agreement, for net proceeds of approximately $30.0 million, during the six months ended June 30, 2022.

During the six months ended June 30, 2022, we received $3.1 million in milestone payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the Menarini Agreement, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $7.1 million of reimbursements under the Menarini Agreement during the six months ended June 30, 2022.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified within long-term restricted cash. We expect lease costs under this commitment to total $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $12.2 million.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three and six months ended June 30, 2022.

Contractual Obligations

We have contractual obligations under our Notes and under our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses, excluding stock-based compensation, to decrease in 2022 as compared to 2021. We expect to continue to incur costs related to our clinical development programs as well as commercialization expenses related to sales, marketing, manufacturing and distribution of any of our approved products, to the extent that these functions are not the responsibility of our collaborators.

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

We currently expect that cash, cash equivalents and short-term investments at June 30, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect lease costs under this commitment to total $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $12.2 million;
•
Future long-term debt obligations related to the Notes of $190.6 million over the next four years; and
•
Future royalty obligations to HCR under our Amended Revenue Interest Agreement of approximately $212.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $170.8 million as of June 30, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, including eltanexor, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design and implement, inherently uncertain as to outcome and can fail at any stage of testing. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of selinexor, eltanexor or our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or our collaborators’ ability to receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the feedback we received from the FDA in February 2022 on our SIENDO Study;
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

Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021 and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19. In its most recent update to this guidance, the FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drug applications and handle remote site monitoring visits.

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
•
interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which have and may impact regulatory review and approval timelines, such as the EMA review of our Type II variation to our Marketing Authorization for selinexor in multiple myeloma based on the results of the BOSTON study or any future Marketing Authorization Applications (“MAA”);
•
negative impacts on any or all aspects of our operations due to business disruptions related to COVID-19 at our third-party vendors who we rely upon in the conduct of our business, including supply chain disruptions; and
•
limitations on employee resources that would otherwise be focused on the conduct of our business, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home.

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

The results of previous clinical trials may not be predictive of future trial results, and interim or top-line data may be subject to change or qualification based on the complete analyses of data and, therefore, may not be predictive of the final results of a trial.

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

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For example, on February 8, 2022, we announced positive top-line data results for the SIENDO Study. On February 25, 2022, we discussed these data with the FDA in a pre-sNDA meeting. We and the FDA meeting participants had differing views on the statistical significance of the study and the overall clinical benefit for the whole study population. For this study or any other that we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the preliminary, interim or top-line data results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or based on differing views from regulatory agencies, such as in the SIENDO Study. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

Our, and our collaborators’, ability to successfully commercialize XPOVIO or any of our product candidates that we may develop or acquire will depend, in part, on the extent to which reimbursement for these products is available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products. Even with payer coverage, patients may be unwilling or unable to pay the copay required and may choose not to take XPOVIO.

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

Our long-term success and ability to sustain and grow revenue depends on our and our collaborators’ ability to continue to successfully develop our product candidates and obtain regulatory approval to market our or their products both in and outside of the U.S. In order to market and sell our products in the EU and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country, impose substantial requirements on the development of product candidates to become eligible for marketing approval and have substantial discretion in the process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. The time required to obtain approval outside of the U.S. may differ substantially from that required to obtain FDA approval. For example, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. For additional risks related to conducting business outside of the U.S., please see the risk factor above entitled “The business that we or our collaborators conduct outside of the U.S. may be adversely affected by international risks and uncertainties.”

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that (i) our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm in a trial is no longer the appropriate comparator due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication.

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
•
our failure or the failure of clinical investigational sites and the records kept at the respective locations, including clinical trial data, to be in compliance with the FDA’s current good clinical practices regulations (“GCP”) or comparable regulations outside of the U.S., including the failure to pass inspections of our corporate site or our clinical trial sites;
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

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit to the EMA to support conditional approval of selinexor to treat heavily pretreated multiple myeloma, relapsed or refractory

DLBCL, or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization in the EU with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to the need for further data. Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. For example, the July 2022 marketing authorization from the European Commission (“EC”) for NEXPOVIO to treat adult patients with multiple myeloma after at least one prior therapy satisfied the conditional approval obligation for NEXPOVIO for patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Conditional marketing authorization is valid for a period of one year and can be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we, or our collaborators, are not able to fulfill the specific obligations set out in any conditional marketing authorization requirements, the conditional marketing authorization may not be prolonged and we, or our collaborators, will no longer be able to market the product for the indication receiving conditional approval.

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
•
the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the EC Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU; and
•
the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such as the recent receipt of Fast Track designation for eltanexor to treat myelodysplastic syndromes, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. For example, in connection with our NDA for XPOVIO, in March 2019, the FDA extended the Prescription Drug User Fee Act action date by three months following our submission of additional, existing clinical information as an amendment to the NDA, which resulted in a nine-month review cycle despite the priority review designation. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the U.S. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, such as the recent receipt of orphan drug exclusivity for selinexor for the treatment of myelofibrosis, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA and comparable foreign regulatory authorities such as the EMA can subsequently approve the same product for the same condition if the FDA or such other authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

In 2017, the Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by former President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before the enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Separately, in response to the COVID-19 pandemic, a number of companies in 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, the FDA resumed domestic inspections beginning on February 7, 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”), as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions were suspended and reduced through June 2022, but the full 2% resumed as of July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case in November 2020 and, in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

Since inception, we have incurred significant operating losses. Our net loss was $49.1 million for the quarter ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $1.3 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our Open Market Sale Agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of June 30, 2022, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert our management’s attention away from their day-to-day activities. Further, adequate additional financing may not be available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic, rising inflation, increasing interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, any of which could have a material adverse effect on our business, operating results and prospects.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflict between Russia and Ukraine, and the adoption of comprehensive sanctions in response thereto by, among others, the EU, the U.S., and the UK, which sanctions restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising inflation, increasing interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies and we face significant competition in seeking appropriate collaborators, including as a result of a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon the assessment of the potential collaborator’s expertise, its current and expected resources and competing priorities, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or foreign regulatory authorities, the potential market for the product or product candidate, the costs and complexities of manufacturing and delivering such product or product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. A potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards when conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with comparable standards. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of the third parties that we rely on in connection with our clinical trials fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Facilities used by our third-party manufacturers may be inspected by the FDA after we submit a marketing application and before potential approval of the product candidate and are also subject to ongoing periodic unannounced inspections by the FDA for compliance with cGMP and other regulatory requirements following approval. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing processes of, and are completely dependent on, our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our products and product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture or are not able to maintain approval, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our products or product candidates as alternative qualified manufacturing facilities may not be available on a timely or cost-efficient basis, or at all. Failure by any of our manufacturers to comply with applicable cGMP regulations or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our products or product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of July 29, 2022, 100 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 27 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our IL-12 Program, as of July 29, 2022, 21 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of July 29, 2022, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We have expanded and may continue to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced and may continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs, sales, marketing and distribution. To manage our current and possible future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $4.02 to $14.73 in the 52-week period ended July 29, 2022. On July 29, 2022, the closing sale price of our common stock on the Nasdaq Global Select Market was $4.25 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the ongoing COVID-19 pandemic and conflict between Russia and Ukraine, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

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
•
general economic, industry and market conditions, such as those caused by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, inflation and fluctuations in interest rates;
•
our ability to raise additional capital and the terms on which we can raise it;
•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders; and
•
the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflict between Russia and Ukraine, rising inflation and increasing interest rates. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on the market price of our common stock. Furthermore, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Securities or other litigation could result in substantial costs and may divert management’s time and attention from our business.

Securities class action litigation is often brought against a company following a decline or periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, including as a result of the COVID-19 pandemic, and we are therefore a target of this type of litigation. For example, we are currently subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

Item 5. Other Information.

As previously reported on the Current Report on Form 8-K that we filed on July 28, 2022 with the U.S. Securities and Exchange Commission, on July 26, 2022, we and Ran Frenkel agreed that Mr. Frenkel will cease to serve as our Executive Vice President, Chief Development Officer, effective August 15, 2022. On August 2, 2022, we entered into a severance agreement (the “Severance Agreement”) with Mr. Frenkel in connection with his separation from employment. Pursuant to the terms of the Separation Agreement and in consideration of a customary release of any claims by Mr. Frenkel against us, Mr. Frenkel will be entitled to severance benefits consisting of severance pay in the aggregate amount of $447,000 (to be paid in semi-monthly installments for a period of twelve months), continuation of healthcare benefit premium payments until no later than August 31, 2023, and continued vesting of Mr. Frenkel’s unvested equity awards pursuant to the terms of the Consulting Agreement (as defined below).

In addition, on August 2, 2022 we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Frenkel. Pursuant to the terms of the Consulting Agreement, Mr. Frenkel will provide certain advisory and other consulting services to us from August 16, 2022 until August 15, 2023 (or such earlier date upon which the Consulting Agreement terminates in accordance with its terms). As compensation for such services, Mr. Frenkel’s outstanding and unvested equity awards shall continue to vest according to their terms, and his vested equity awards will remain exercisable for three months following the termination of the Consulting Agreement. In addition, we will pay Mr. Frenkel an hourly consulting fee per hour worked after the fifth hour worked in any calendar month.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

The foregoing descriptions of the Severance Agreement and the Consulting Agreement do not purport to be complete and are qualified in their entirety by reference to each such agreement, copies of which are filed as Exhibits 10.8 and 10.9 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A (File No. 001-36167) filed with the Securities and Exchange Commission on April 8, 2022 and incorporated herein by reference).

10.2*	Form of Incentive Stock Option Agreement under 2022 Equity Incentive Plan.

10.3*	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan.

10.4*	Form of Incentive Stock Option Agreement under the 2022 Israeli Equity Incentive Sub Plan to the 2022 Equity Incentive Plan.

10.5*	Form of Restricted Stock Unit Agreement under the 2022 Israel Equity Incentive Sub Plan to the 2022 Equity Incentive Plan.

10.6

Amendment No. 1 to 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265386) filed with the Commission on June 3, 2022).

10.7*	Non-Employee Director Compensation Policy dated June 30, 2022.

10.8*	Severance agreement, dated August 2, 2022, between the Registrant and Ran Frenkel.

10.9*	Consulting Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 4, 2022	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 4, 2022	By:	/s/ MICHAEL MASON
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)