Form 10-Q
period 2022-09-30
Karyopharm Therapeutics Inc.
filed 2022-11-03
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 81,155,026 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$71,351	$190,459
Investments	77,030	38,156
Accounts receivable, net	27,446	22,497
Inventory	4,249	4,106
Prepaid expenses	10,053	12,511
Other current assets	31,468	1,528
Restricted cash	1,080	6,349
Total current assets	222,677	275,606
Property and equipment, net	1,252	1,642
Operating lease right-of-use assets	6,681	7,915
Other assets	—	19,505
Restricted cash	626	637
Total assets	$231,236	$305,305
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$813	$1,603
Accrued expenses	55,716	69,121
Operating lease liabilities	2,770	2,316
Other current liabilities	2,462	678
Total current liabilities	61,761	73,718
Convertible senior notes	169,894	169,293
Deferred royalty obligation	132,998	132,998
Operating lease liabilities, net of current portion	6,863	8,969
Total liabilities	371,516	384,978
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 81,027 and 75,746 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	1,165,897	1,098,776
Accumulated other comprehensive (loss) income	(752)	191
Accumulated deficit	(1,305,433)	(1,178,648)
Total stockholders’ deficit	(140,280)	(79,673)
Total liabilities and stockholders’ deficit	$231,236	$305,305

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$32,009	$26,723	$89,319	$68,633
License and other revenue	4,136	10,966	34,175	14,917
Total revenues	36,145	37,689	123,494	83,550
Operating expenses:
Cost of sales	980	589	3,345	2,660
Research and development	31,359	45,808	117,730	116,839
Selling, general and administrative	34,645	35,104	110,752	109,284
Total operating expenses	66,984	81,501	231,827	228,783
Loss from operations	(30,839)	(43,812)	(108,333)	(145,233)
Other income (expense):
Interest income	658	98	1,025	527
Interest expense	(6,114)	(8,010)	(19,111)	(18,106)
Other income (expense), net	16	18	(70)	393
Total other expense, net	(5,440)	(7,894)	(18,156)	(17,186)
Loss before income taxes	(36,279)	(51,706)	(126,489)	(162,419)
Income tax provision	(45)	(106)	(296)	(389)
Net loss	$(36,324)	$(51,812)	$(126,785)	$(162,808)
Net loss per share—basic and diluted	$(0.45)	$(0.69)	$(1.60)	$(2.17)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	80,210	75,461	79,153	75,065

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36,324)	$(51,812)	$(126,785)	$(162,808)
Other comprehensive (loss) income
Unrealized loss on investments	(145)	(67)	(329)	(240)
Foreign currency translation adjustment	(69)	243	(614)	94
Comprehensive loss	$(36,538)	$(51,636)	$(127,728)	$(162,954)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(126,785)	$(162,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	7,355
Depreciation	508	650
Net amortization of premiums and discounts on investments	(361)	1,422
Amortization of debt issuance costs	602	581
Stock-based compensation expense	29,226	22,914
Change in fair value of embedded derivative liability	—	(610)
Other	(3)	71
Changes in operating assets and liabilities:
Accounts receivable, net	(4,949)	(5,871)
Inventory	(143)	(1,385)
Prepaid expenses and other assets	(7,977)	(2,987)
Operating lease right-of-use assets	1,234	1,066
Accounts payable	(790)	(3,569)
Accrued expenses and other liabilities	(11,621)	12,283
Deferred revenue	—	(297)
Operating lease liabilities	(1,652)	(1,406)
Net cash used in operating activities	(122,711)	(132,591)
Investing activities
Purchases of property and equipment	(118)	(5)
Proceeds from sales and maturities of investments	90,078	162,303
Purchases of investments	(128,918)	(45,228)
Acquired in-process research and development	—	(6,000)
Net cash (used in) provided by investing activities	(38,958)	111,070
Financing activities
Proceeds from issuance of common stock, net of issuance costs	35,082	9,903
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	2,813	2,849
Proceeds from Amended Revenue Interest Agreement	—	60,000
Net cash provided by financing activities	37,895	72,752
Effect of exchange rate on cash, cash equivalents and restricted cash	(614)	87
Net (decrease) increase in cash, cash equivalents and restricted cash	(124,388)	51,318
Cash, cash equivalents and restricted cash at beginning of period	197,445	89,121
Cash, cash equivalents and restricted cash at end of period	$73,057	$140,439
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$71,351	$137,400
Short-term restricted cash	1,080	2,400
Long-term restricted cash	626	639
Total cash, cash equivalents and restricted cash	$73,057	$140,439
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$2,523	$2,444
Cash paid for interest on deferred royalty obligation	$24,960	$5,650

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)
Vesting of restricted stock	171	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	7	—	11	—	—	11
Stock-based compensation expense	—	—	6,797	—	—	6,797
Issuance of common stock, net of issuance costs	1,051	—	5,788	—	—	5,788
Unrealized loss on investments	—	—	—	(145)	—	(145)
Foreign currency cumulative translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(36,324)	(36,324)
Balance at September 30, 2022	81,027	$8	$1,165,897	$(752)	$(1,305,433)	$(140,280)

Balance at June 30, 2021	75,334	$8	$1,082,220	$196	$(1,165,556)	$(83,132)
Vesting of restricted stock	15	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	3	—	16	—	—	16
Stock-based compensation expense	—	—	7,420	—	—	7,420
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Unrealized loss on investments	—	—	—	(67)	—	(67)
Foreign currency cumulative translation adjustment	—	—	—	243	—	243
Net loss	—	—	—	—	(51,812)	(51,812)
Balance at September 30, 2021	75,502	$8	$1,091,011	$372	$(1,217,368)	$(125,977)

Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	844	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	445	—	2,813	—	—	2,813
Stock-based compensation expense	—	—	29,226	—	—	29,226
Issuance of common stock, net of issuance costs	3,992	—	35,082	—	—	35,082
Unrealized loss on investments	—	—	—	(329)	—	(329)
Foreign currency cumulative translation adjustment	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(126,785)	(126,785)
Balance at September 30, 2022	81,027	$8	$1,165,897	$(752)	$(1,305,433)	$(140,280)

Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	426	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	365	—	2,849	—	—	2,849
Stock-based compensation expense	—	—	22,914	—	—	22,914
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(240)	—	(240)
Foreign currency cumulative translation adjustment	—	—	—	94	—	94
Net loss	—	—	—	—	(162,808)	(162,808)
Balance at September 30, 2021	75,502	$8	$1,091,011	$372	$(1,217,368)	$(125,977)

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. Our Selective Inhibitor of Nuclear Export (“SINE”) compounds function by binding with and inhibiting the nuclear export protein exportin 1 (“XPO1”). Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis, eltanexor in myelodysplastic syndromes and selinexor and eltanexor in additional cancer indications with significant unmet medical need. Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. In addition, selinexor has been approved (or conditionally approved) in various indications in certain territories and countries outside of the U.S., including the European Union and United Kingdom under the brand name NEXPOVIO® (selinexor) and Taiwan, Australia, Singapore, Mainland China, South Korea, Israel and Canada.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 1, 2022 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2022 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross product revenue	$39,178	$31,293	$108,947	$84,411
Provisions for product revenue	(7,169)	(4,570)	(19,628)	(15,778)
Total product revenue, net	$32,009	$26,723	$89,319	$68,633

As of September 30, 2022 and December 31, 2021, net product revenue of $23.7 million and $20.0 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with our accounts receivables as of September 30, 2022 and December 31, 2021.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of September 30, 2022	As of December 31, 2021
Raw materials	$262	$1,797
Work in process	2,996	1,895
Finished goods	991	414
Total inventory	$4,249	$4,106

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

4. License and Asset Purchase Agreements

In prior periods, we entered into out-licensing and asset purchase agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), Biogen MA Inc. (“Biogen”), Antengene Therapeutics Limited (“Antengene”), and FORUS Therapeutics Inc., all of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 11, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Antengene	$1,532	$9,951	$11,533	$10,544
Menarini	1,618	—	15,235	—
Other	986	1,015	7,407	4,373
Total license and other revenue	$4,136	$10,966	$34,175	$14,917

During the three months ended September 30, 2022, we recognized $1.4 million of royalty revenue pursuant to our license agreement with Antengene (the “Antengene Agreement”), $1.4 million of revenue for the reimbursement of development related expenses from Menarini, and $1.0 million of other royalty revenue.

During the three months ended September 30, 2021, we recognized $9.8 million of milestone-related revenue and $0.2 million of royalty revenue pursuant to the Antengene Agreement. We also recognized $1.0 million of other royalty revenue.

During the nine months ended September 30, 2022, we recognized $7.8 million of milestone-related revenue, $2.8 million of royalty revenue, and $0.9 million of other reimbursement revenue pursuant to the Antengene Agreement. We also recognized $15.0 million of revenue for the reimbursement of development related expenses from Menarini, $5.1 million of other royalty revenue and $2.3 million of other milestone-related revenue.

During the nine months ended September 30, 2021, we recognized $10.0 million of milestone-related revenue and $0.5 million of royalty revenue pursuant to the Antengene Agreement. We also recognized $2.9 million of other royalty revenue and $1.5 million of other milestone-related revenue.

At September 30, 2022, license and other revenue of $29.7 million was included in other current assets. At December 31, 2021, license and other revenue of $1.4 million and $19.5 million were included in other current assets and other assets, respectively.

5. Fair Value of Financial Instruments

Financial instruments, including cash, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at September 30, 2022 and December 31, 2021.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Items classified as Level 2 consist of corporate debt securities, commercial paper and U.S. government and agency securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The valuation method incorporates certain unobservable Level 3 key inputs including: (1) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (2) our risk-adjusted discount rate; and (3) the probability of a change in control occurring during the term of the instrument. Our embedded derivative liability, as well as the estimated fair value of the deferred royalty obligation, is described in Note 2, “Summary of Significant Accounting Policies,” and Note 16, “Long-Term Obligations” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$34,575	$34,575	$—	$—
U.S. government and agency securities	5,193	—	5,193	—
Commercial paper	8,989	—	8,989	—
Investments:
Corporate debt securities	31,541	—	31,541	—
Commercial paper	25,790	—	25,790	—
U.S. government and agency securities	19,699	—	19,699	—
	$125,787	$34,575	$91,212	$—
Financial liability
Embedded derivative liability	$3,080	$—	$—	$3,080

Description	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,947	$32,947	$—	$—
U.S. government and agency securities	12,000	12,000	—	—
Commercial paper	11,998	—	11,998	—
Investments:
Corporate debt securities	24,269	—	24,269	—
Commercial paper	12,995	—	12,995	—
U.S. government and agency securities	892	—	892	—
	$95,101	$44,947	$50,154	$—
Financial liability
Embedded derivative liability	$3,080	$—	$—	$3,080

6. Investments

The following tables summarize our investments, all of which are classified as available-for-sale and recorded at fair value (in thousands):

	As of September 30, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$31,788	$—	$(247)	$31,541
Commercial paper	25,855	—	(65)	25,790
U.S. government and agency securities	19,718	1	(20)	19,699
Total	$77,361	$1	$(332)	$77,030

	As of December 31, 2021
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$24,272	$3	$(6)	$24,269
Commercial paper	12,998	—	(3)	12,995
U.S. government and agency securities	891	1	—	892
Total	$38,161	$4	$(9)	$38,156

We determine the appropriate classification of our investments at the time of purchase. All of our investments are reported as short-term as they are available for use during the normal cycle of business. We review any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment is compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on our condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at September 30, 2022 and December 31, 2021 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We held 38 and 10 investments at September 30, 2022 and December 31, 2021, respectively, that were in an unrealized loss position. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$31,541	$(247)	$—	$—	$31,541	$(247)
Commercial paper	25,790	(65)	—	—	25,790	(65)
U.S. government and agency securities	17,199	(20)	—	—	17,199	(20)
Total	$74,530	$(332)	$—	$—	$74,530	$(332)

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$16,655	$(6)	$—	$—	$16,655	$(6)
Commercial paper	9,995	(3)	—	—	9,995	(3)
Total	$26,650	$(9)	$—	$—	$26,650	$(9)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of September 30,
	2022	2021
Outstanding stock options	13,517	12,467
Unvested restricted stock units	3,756	2,522

We have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three and nine months ended September 30, 2022 and 2021.

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

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$52	$33	$162	$113
Research and development	2,468	2,906	12,389	8,952
Selling, general and administrative	4,277	4,481	16,675	13,849
Total	$6,797	$7,420	$29,226	$22,914

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

We sold an aggregate of 1,050,135 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $5.8 million, during the three months ended September 30, 2022. We did not sell any Open Market Shares under the Open Market Sale Agreement during the three months ended September 30, 2021. We sold an aggregate of 3,991,652 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $35.1 million, during the nine months ended September 30, 2022. We sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million, during the nine months ended September 30, 2021. As of September 30, 2022, $64.0 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement.

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

As of September 30, 2022, none of the above circumstances had occurred and as such, the Notes could not have been converted.

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

The outstanding balances of the Notes consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Principal	$172,500	$172,500
Less: debt issuance costs	(2,606)	(3,207)
Net carrying amount	$169,894	$169,293

We determined the expected life of the Notes was equal to its seven-year term. The effective interest rate on the Notes was 11.85%. As of September 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of September 30, 2022 and December 31, 2021 was approximately $140.3 million and $139.2 million, respectively.

The following table sets forth total interest expense recognized related to the Notes for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,293	$1,293	$3,881	$3,881
Amortization of debt issuance costs	202	195	602	581
Total	$1,495	$1,488	$4,483	$4,462

Future minimum payments on the Notes as of September 30, 2022 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	$2,588
2023	5,175
2024	5,175
2025	177,675
Total minimum payments	$190,613
Less: interest and issuance costs	(20,719)
Convertible senior notes	$169,894

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously received by HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to XPOVIO. As of September 30, 2022, we have made $41.3 million in payments to HCR.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheet.

We have further evaluated the terms of the debt and determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a valuation model that takes into account the probability of a change of control occurring and the potential repayment amounts as further described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $3.1 million as of both September 30, 2022 and December 31, 2021. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The effective interest rate as of September 30, 2022 was approximately 15%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation at both September 30, 2022 and December 31, 2021 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at September 30, 2022 and December 31, 2021 and was measured using Level 3 inputs. The estimated fair market value was calculated using Level 3 inputs as described in Note 5, “Fair Value of Financial Instruments” to our condensed consolidated financial statements.

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

Our partners have received the following regulatory approvals for XPOVIO outside of the U.S.:

•
Taiwan: Approval received in October 2022 for XPOVIO (a) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two PIs, at least two IMiDs, and an anti-CD38 mAB; (b) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; and (c) as a monotherapy for the treatment of adult patients with relapsed or refractory DLBCL not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy.
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

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis, eltanexor in myelodysplastic syndromes and selinexor and eltanexor in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor. In addition to selinexor and eltanexor, we continue to advance our pipeline of novel drug candidates.

On February 8, 2022, we announced top-line results from our Phase 3 SIENDO study evaluating the efficacy and safety of selinexor for front-line maintenance therapy in patients with advanced or recurrent endometrial cancer (the “SIENDO Study”). On February 25, 2022, we attended a pre-supplemental New Drug Application (“sNDA”) meeting with the FDA during which we received feedback, including that the top-line results from the SIENDO Study are unlikely to support an sNDA approval. Considering the FDA’s feedback and based on the study results in a prespecified exploratory subgroup of patients with TP53 wild-type tumors, we have initiated a new Phase 3, double-blind, placebo-controlled, randomized clinical study of selinexor as a maintenance therapy in patients with TP53 wild-type tumors with advanced or recurrent endometrial cancer. Following productive discussions with the FDA, we have selected a partner for a companion diagnostic to be used in this study for the identification of tumors that are TP53 wild-type, and we expect to dose the first patient in the fourth quarter of 2022.

As of September 30, 2022, we had an accumulated deficit of $1.3 billion. We had net losses of $126.8 million and $162.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies, healthcare systems, and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have experienced and may continue to experience, disruptions that could impact clinical trial enrollment and/or our results of operations, including product revenue and our financial condition. These uncertainties include the availability, administration rates and effectiveness of vaccines and therapeutics against any variants as new strains of the virus evolve, the continued duration and severity of the pandemic, governmental, business or other actions and changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Part II, Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product revenue, net	$32,009	$26,723	$5,286	20%	$89,319	$68,633	$20,686	30%
License and other revenue	4,136	10,966	(6,830)	(62)%	34,175	14,917	19,258	129%
Total revenues	36,145	37,689	(1,544)	(4)%	123,494	83,550	39,944	48%
Operating expenses:
Cost of sales	980	589	391	66%	3,345	2,660	685	26%
Research and development	31,359	45,808	(14,449)	(32)%	117,730	116,839	891	1%
Selling, general and administrative	34,645	35,104	(459)	(1)%	110,752	109,284	1,468	1%
Loss from operations	(30,839)	(43,812)	12,973	(30)%	(108,333)	(145,233)	36,900	(25)%
Other expense, net	(5,440)	(7,894)	2,454	(31)%	(18,156)	(17,186)	(970)	6%
Loss before income taxes	(36,279)	(51,706)	15,427	(30)%	(126,489)	(162,419)	35,930	(22)%
Income tax provision	(45)	(106)	61	(58)%	(296)	(389)	93	(24)%
Net loss	$(36,324)	$(51,812)	$15,488	(30)%	$(126,785)	$(162,808)	$36,023	(22)%

Product Revenue, net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product revenue, net	$32,009	$26,723	$5,286	20%	$89,319	$68,633	$20,686	30%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three and nine months ended September 30, 2022 increased by 20% and 30%, respectively, as compared to the three and nine months ended September 30, 2021 due to an increasing number of patients treated in earlier lines of therapy and the increasing utilization of XPOVIO by physicians. We expect this trend to continue, resulting in increased net product revenue in 2022 as compared to 2021.

License and Other Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Antengene Therapeutics Limited ("Antengene")	$1,532	$9,951	$(8,419)	(85)%	$11,533	$10,544	$989	9%
Menarini	1,618	—	1,618	100%	15,235	—	15,235	100%
Other	986	1,015	(29)	(3)%	7,407	4,373	3,034	69%
Total	$4,136	$10,966	$(6,830)	(62)%	$34,175	$14,917	$19,258	129%

License and other revenue for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021, primarily due to the recognition of $9.8 million in milestone-related revenue from Antengene in the third quarter of 2021, compared to $2.4 million in royalty revenue and $1.4 million recognized for the reimbursement of development expenses in the third quarter of 2022.

License and other revenue for the nine months ended September 30, 2022 increased as compared to the nine months ended September 30, 2021 primarily due to the recognition of $15.0 million in reimbursement revenue from Menarini in the nine months ended September 30, 2022.

We expect license and other revenue will remain relatively consistent in the fourth quarter of 2022 as compared to the third quarter of 2022.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$980	$589	$391	66%	$3,345	$2,660	$685	26%
Research and development	31,359	45,808	(14,449)	(32)%	117,730	116,839	891	1%
Selling, general and administrative	34,645	35,104	(459)	(1)%	110,752	109,284	1,468	1%
Total	$66,984	$81,501	$(14,517)	(18)%	$231,827	$228,783	$3,044	1%

Cost of Sales

The cost of sales during the three and nine months ended September 30, 2022 and 2021 reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the July 2019 FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million. At September 30, 2022, we had $1.8 million of previously expensed XPOVIO costs and related material on-hand. We expect to utilize zero cost inventory with respect to XPOVIO for an extended period of time. We expect cost of sales to remain relatively consistent in the fourth quarter of 2022 as compared to the third quarter of 2022.

Research and Development Expense (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical trial and related costs	$11,147	$17,164	$(6,017)	(35)%	$44,245	$47,930	$(3,685)	(8)%
Personnel costs	13,732	13,229	503	4%	46,353	38,600	7,753	20%
Stock-based compensation	2,468	2,906	(438)	(15)%	12,389	8,952	3,437	38%
Consulting, professional and other costs	4,012	5,154	(1,142)	(22)%	14,743	14,002	741	5%
In-process research and development	—	7,355	(7,355)	(100)%	—	7,355	(7,355)	(100)%
Total	$31,359	$45,808	$(14,449)	(32)%	$117,730	$116,839	$891	1%

Research and development expense for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021, primarily due to the recognition of $7.4 million of in-process research and development costs in connection with the acquisition of certain assets from Neumedicines Inc. in the third quarter of 2021, for which there were no similar costs in 2022. Additionally, clinical trial and related costs decreased primarily due to our prioritization of the core programs in our clinical pipeline and the timing of the purchases of comparator drugs used in clinical trials.

Research and development expense for the nine months ended September 30, 2022 was relatively consistent as compared to the nine months ended September 30, 2021. There was an increase in personnel costs and stock-based compensation, which was largely attributable to $5.3 million of severance-related expenses incurred in the first half of 2022 in connection with the departure of our former Chief Scientific Officer and our former Chief Medical Officer. These increases, and the increase in consulting, professional and other costs, were partially offset by $3.7 million in decreased clinical trial and related costs and $7.4 million in decreased in-process research and development costs recognized in connection with the acquisition of certain assets from Neumedicines Inc. in the third quarter of 2021, for which there were no similar costs in 2022.

We expect our research and development expense to remain relatively consistent in the fourth quarter of 2022 as compared to the third quarter of 2022.

Selling, General and Administrative Expense (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Personnel costs	$16,380	$16,452	$(72)	(0)%	$52,056	$50,017	$2,039	4%
Consulting, professional and other costs	13,988	14,171	(183)	(1)%	42,021	45,418	(3,397)	(7)%
Stock-based compensation	4,277	4,481	(204)	(5)%	16,675	13,849	2,826	20%
Total	$34,645	$35,104	$(459)	(1)%	$110,752	$109,284	$1,468	1%

Selling, general and administrative expense for the three months ended September 30, 2022 was relatively consistent as compared to the three months ended September 30, 2021.

Selling, general and administrative expense for the nine months ended September 30, 2022 increased as compared to the nine months ended September 30, 2021 primarily due to an increase in personnel costs and stock-based compensation, which was primarily attributable to $4.5 million of severance-related expenses incurred in 2022 in connection with the departure of our former Chief Executive Officer. This increase was partially offset by a decrease in consulting, professional and other costs due to lower commercial-related activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter of 2022 as compared to the third quarter of 2022.

Other Expense, net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(6,114)	$(8,010)	$1,896	(24)%	$(19,111)	$(18,106)	$(1,005)	6%
Interest income	658	98	560	571%	1,025	527	498	94%
Other income (expense):
Change in fair value of embedded derivative	—	—	—	—	—	610	(610)	(100)%
Foreign currency remeasurement	16	16	—	—	(83)	(233)	150	(64)%
Other	—	2	(2)	(100)%	13	16	(3)	(19)%
Total other expense, net	$(5,440)	$(7,894)	$2,454	(31)%	$(18,156)	$(17,186)	$(970)	6%

Other expense, net for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021 primarily due to a decrease of $1.9 million in interest expense related to our Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P., as amended on June 23, 2021 (the “Amended Revenue Interest Agreement”).

Other expense, net for the nine months ended September 30, 2022 remained relatively consistent as compared to the nine months ended September 30, 2021.

We expect other expense, net to remain relatively consistent in the fourth quarter of 2022 as compared to the third quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our preferred stock, proceeds from offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. As of September 30, 2022, our principal source of liquidity was $148.4 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $126.8 million for the nine months ended September 30, 2022. We expect that our cash, cash equivalents and investments at September 30, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(122,711)	$(132,591)
Net cash (used in) provided by investing activities	(38,958)	111,070
Net cash provided by financing activities	37,895	72,752
Effect of foreign exchange rates	(614)	87
Net (decrease) increase in cash, cash equivalents and restricted cash	$(124,388)	$51,318

Operating activities. The $9.9 million decrease in net cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by cash receipts from increased net product sales.

Investing activities. The $150.0 million decrease in the net cash provided by investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by a $72.2 million decrease in proceeds from the sales and maturities of investments and a $83.7 million increase in purchases of investments.

Financing activities. The $34.9 million decrease in the net cash provided by financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by a $60.0 million cash receipt in 2021 under the Amended Revenue Interest Agreement, partially offset by a $25.2 million increase in cash receipts from the sale of shares of our common stock under the Open Market Sale Agreement (as defined below).

Sources of Liquidity

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) dated September 14, 2019 (the “Revenue Interest Agreement”). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million, less certain transaction expenses, on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million (the “Open Market Shares”). As of September 30, 2022, $64.0 million of Open Market Shares may be issued and sold under the Open Market Sale Agreement. We sold an aggregate of 1,050,135 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $5.8 million, during the three months ended September 30, 2022. We sold an aggregate of 3,991,652 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $35.1 million, during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we received $3.6 million in milestone payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the Menarini Agreement, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $13.6 million of reimbursements under the Menarini Agreement during the nine months ended September 30, 2022.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified within long-term restricted cash. We expect lease costs under this commitment to total $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $11.4 million.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three and nine months ended September 30, 2022.

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

We currently expect that cash, cash equivalents and investments at September 30, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect lease costs under this commitment to total $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $11.4 million;
•
Future long-term debt obligations related to the Notes of $190.6 million over the next four years; and
•
Future royalty obligations to HCR under the Amended Revenue Interest Agreement of approximately $208.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $148.4 million as of September 30, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may face legal claims or actions in the normal course of business. We were named as a defendant in a securities class action litigation filed on July 23, 2019 in the U.S. District Court for the District of Massachusetts. The complaint was filed by the Allegheny County Employees’ Retirement System, against us and certain of our current and former executive officers and directors as well as the underwriters of our public offerings of common stock conducted in April 2017 and May 2018. This complaint was voluntarily dismissed on March 12, 2020. A second complaint was filed by Heather Mehdi on September 17, 2019, in the same court and against the same defendants with the exception of the underwriters. In April 2020, the court appointed a lead plaintiff, Myo Thant (“Plaintiff”), who filed an amended complaint on June 29, 2020. The amended complaint alleged violations of federal securities laws based on our disclosures related to the results from the Phase 2 SOPRA study and Part 2 of the Phase 2b STORM study, and sought unspecified compensatory damages. We moved to dismiss the complaint on July 31, 2020 and concluded related briefing in September 2020. Before the court ruled on this motion to dismiss, Plaintiff filed a second amended complaint. We moved to dismiss the second amended complaint on November 2, 2020. On July 21, 2021, the District Court of Massachusetts issued a decision dismissing the complaint. On August 20, 2021, Plaintiff appealed to the First Circuit, and oral argument took place on February 8, 2022. On August 5, 2022, the First Circuit issued a decision affirming dismissal and holding that we had not made any material misrepresentations.

On December 14, 2020, we were named as a defendant in a shareholder derivative suit based on allegations substantially similar to those in the class action litigation. The suit was filed in the U.S. District Court for the District of Massachusetts, by Plaintiff Vladimir Gusinsky Revocable Trust, against us and certain of our current and former executive officers and directors. On January 12, 2021, the shareholder derivative suit was stayed pending the outcome of further proceedings in the securities class action. The shareholder derivative suit was dismissed on September 8, 2022.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third-parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

•
our ability to successfully launch and achieve broad adoption of our approved products in earlier lines of therapy, any future indications for which XPOVIO may be approved, or any product candidates for which we obtain marketing approval;

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
•
our ability to maintain compliance with existing and new health care laws and regulations, including government pricing, price reporting and other disclosure requirements related to such laws and regulations, and the potential impact of such laws and regulations on physician prescribing practices and payor coverage; and
•
the impact of the novel coronavirus disease (“COVID-19”) pandemic on the above factors, including the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. For example, BLENREP (belantamab mafodotin), ABECMA® (idecabtagene vicleucel) and CARVYKTI™ (ciltacabtagene autoleucel) were approved for the treatment of multiple myeloma by the FDA in 2020, 2021, and 2022, respectively. In addition, several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, teclistamab, the first bispecific T-Cell engager was approved by the FDA in October 2022. Other T-cell engaging therapies and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market in 2023. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2023. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business—Competition in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022 (“Annual Report”) for more information on competition.

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

We currently have a number of product candidates in clinical development for the treatment of human diseases. Their risk of failure is high. If our current or future indications of XPOVIO or any of our product candidates are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon or limit their development or limit marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

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

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, in December 2021, we entered into a license agreement with the Menarini Group (“Menarini”) to, among other things, develop and commercialize NEXPOVIO® (selinexor) for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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

Although our operations are primarily based in the U.S., we conduct business outside of the U.S. and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside of the U.S. In addition, we and our collaborators are seeking and continue to plan to seek approvals to sell our and their products in foreign countries. Any business that we, or our collaborators, conduct outside of the U.S. is subject to additional risks that may materially adversely affect our or their ability to conduct business in international markets, including:

•
potentially reduced protection of our intellectual property rights;
•
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•
unexpected changes in tariffs, trade barriers or regulatory requirements;
•
economic weakness, including the uncertainty associated with current worldwide economic conditions as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, natural disasters and military conflicts, including the conflict between Russian and Ukraine; volatility in currency exchange rates; or political instability in particular foreign economies and markets;
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

In addition, the FDA and foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor or any of our product candidates is safe and effective. If we are required to conduct additional clinical trials of selinexor or our product candidates prior to approval of additional indications, in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. In addition, in certain instances, in order to identify and enroll specific patients in a clinical trial, regulatory approval of a companion diagnostic to our therapeutic product candidate may be required in order to initiate our clinical trials and/or as a condition of regulatory approval of the therapeutic product candidate. For example, in connection with our ongoing development of a registration-enabling study of selinexor in patients whose endometrial cancer is TP53 wild-type, we plan to utilize a companion diagnostic. We have engaged a third party partner to develop this companion diagnostic. This third party and any others we may engage with in the future may be unable or unwilling, on terms acceptable to us, to develop such companion diagnostics or be unsuccessful in obtaining timely regulatory approval of or product labeling updates for such companion diagnostics, which could negatively impact regulatory approval of our product candidates, may result in increased development costs or delays or could negatively impact the commercial success of our approved products or indications that require or utilize a companion diagnostic.

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

There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or our collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or our collaborators, will decide to pursue or submit any additional New Drug Applications (“NDA”) for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”), as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions were suspended and reduced through June 2022, but the full 2% resumed as of July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with the passage of the Inflation Reduction Act (the “IRA”) in August 2022, Congress extended the expansion of PPACA premium tax credits through 2025. Those subsidies were originally extended through 2022 under the American Rescue Plan Act of 2021. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

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

More recently, with passage of the IRA in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Since inception, we have incurred significant operating losses. Our net loss was $36.3 million for the quarter ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $1.3 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our Open Market Sale Agreement and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We anticipate that our operating expenses will continue to be significant and increase as we continue to:

•
commercialize XPOVIO in the U.S., including maintaining our commercial infrastructure;
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
•
manufacture XPOVIO and our product candidates; and
•
acquire or in-license other products, product candidates or technologies.

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

As of September 30, 2022, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflict between Russia and Ukraine. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising inflation, increasing interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are parties to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S., and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

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

Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, and our collaboration agreements may not lead to the development or commercialization of our products or product candidates in the most efficient manner, or at all, and may result in lower product revenues or profitability to us than if we were to market and sell these products ourselves. In connection with any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our products or product candidates. Further, if our collaborations do not result in the successful development and commercialization of our products or product candidates or if any one of our collaborators terminates its agreement with us, we may not receive any future milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, the development and commercialization of our products or product candidates could be delayed and we may need additional resources to develop product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of October 28, 2022, 102 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 28 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our IL-12 Program, as of October 28, 2022, 21 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of October 28, 2022, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $4.00 to $14.73 in the 52-week period ended October 28, 2022. On October 28, 2022, the closing sale price of our common stock on the Nasdaq Global Select Market was $5.07 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the ongoing COVID-19 pandemic and conflict between Russia and Ukraine, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

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

Securities class action litigation is often brought against a company following a decline or periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, including as a result of the COVID-19 pandemic, and we are therefore a target of this type of litigation. For example, we were subject to a shareholder derivative lawsuit initiated against us and certain of our executive officers and directors and certain other defendants, as described further in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. We may face additional securities class action litigation or other litigation if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. The IRA also was signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. In the absence of regulatory guidance, the one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

Severance Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022).

10.2

Consulting Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022).

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

KARYOPHARM THERAPEUTICS INC.

Date: November 3, 2022	By:	/s/ RICHARD PAULSON
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: November 3, 2022	By:	/s/ MICHAEL MASON
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)