Form 10-K
period 2022-12-31
Karyopharm Therapeutics Inc.
filed 2023-02-17
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2022 was approximately $351.3 million. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 10, 2023: 113,342,130.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
If we or our collaborators are unable to successfully commercialize current and future indications of XPOVIO or other products or product candidates, our business, financial condition and future profitability will be materially harmed.
•
XPOVIO faces substantial competition.
•
If our clinical trials fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays or be unable to complete the development of such product candidates.
•
Serious adverse or unacceptable side effects related to XPOVIO, our product candidates or future products may delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, or limit the commercial value of our approved indications.
•
The COVID-19 pandemic has adversely disrupted, and may in the future adversely disrupt, our or our collaborators’ operations.
•
The results of previous clinical trials may not be predictive of future trial results and interim or top-line data may be subject to change or qualification.
•
We may not be successful in our efforts to identify or discover additional potential product candidates, or our decisions to prioritize the development of certain product candidates over others may later prove wrong.
•
We may not be able to maintain or expand our sales, marketing and distribution capabilities in order to successfully commercialize XPOVIO or any of our products or product candidates, if approved.
•
Any business that we or our collaborators conduct outside of the U.S. may be adversely affected by international risks and uncertainties.
•
We or our collaborators may not receive regulatory approvals for the commercialization of some or all of our or their product candidates in a timely manner, or at all.
•
We or our collaborators may not be able to utilize accelerated development pathways to obtain regulatory approval, orphan drug exclusivity or certain other designations for our or their product candidates, which may result in delays receiving necessary marketing approvals.
•
Our or our collaborators’ ability to commercialize our or their products may be limited by the terms of their respective regulatory approvals and ongoing regulation of our products.
•
Our failure to comply with post-approval development and regulatory requirements, reporting and payment obligations under governmental drug pricing programs, applicable healthcare, privacy and data security laws and environmental, health and safety laws and regulations may have a material adverse effect on our business, financial condition or results of operations.
•
We may never achieve or maintain profitability and will need additional funding to achieve our business objectives.
•
We may not be able to satisfy our indebtedness, on a timely basis or at all.
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

PART I

Item 1. Business

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO®(selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study (the “BOSTON Study”);
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“PIs”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody (“mAb”). We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) study (the “STORM Study”); and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study (the “SADAL Study”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

The commercialization of XPOVIO in the U.S., for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories, as described under “Collaborations” below. XPOVIO/ NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union (“EU”), United Kingdom, Singapore, Mainland China, South Korea, Australia, Canada, Taiwan and Israel and is commercially available in a growing number of countries.

In July 2022, the European Commission (“EC”) granted full marketing authorisation for NEXPOVIO in combination with once-weekly Velcade® (bortezomib) and low-dose dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. This approval for the extension of NEXPOVIO’s indication in the EU converted the previously received conditional marketing authorisation to a full approval. The marketing authorisation, which marks the second indication for NEXPOVIO, is valid in all 27 member states of the EU as well as Iceland, Liechtenstein, Norway, and Northern Ireland. Stemline Therapeutics B.V., a wholly owned subsidiary of the Menarini Group (“Menarini”), is responsible for all commercialization activities relating to NEXPOVIO in Europe. This indication is based on the results from the Phase 3 BOSTON Study, which evaluated once-weekly administration of selinexor in combination with once-weekly administration of Velcade® and low-dose dexamethasone compared to standard twice-weekly administration of Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis (“MF”); eltanexor as an oral agent in myelodysplastic neoplasms (“MDS”); and in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor.

Our Strategy

At Karyopharm we are passionate about our mission to positively impact patient lives and defeat cancer. With our first-in-class SINE technology, our foundation is in our science. Our vision is to be a leading innovator that develops and commercializes transformative medicines for patients and society. There are four key pillars that we believe will drive our underlying value and provide significant market opportunities for us.

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
•
Focus on our Prioritized Clinical Pipeline. Our science enables us to potentially make a big difference in the lives of patients and we are focused on four priority clinical programs: multiple myeloma, endometrial cancer, MF, and MDS. Our clinical pipeline has been consciously and strategically focused to target cancers with high unmet need and a high probability of success based on the potential to provide meaningful clinical benefit to patients, potential regulatory approval, and supportive data. We will also continue to expand our understanding of the role nuclear transport plays in the underlying biology of cancer through focused signal seeking activities to identify future opportunities in other oncology indications for our SINE technology that may provide support for additional clinical investigation.
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

Our Programs to Treat Cancer

Overview

Cancer cells develop when DNA inside the nucleus of normal cells accumulates damage in genes that regulate critical cellular behaviors, such as cell growth and survival. Proteins called tumor suppressor proteins can monitor DNA for damage, and if damage is detected, the tumor suppressor proteins will direct the cell to attempt to repair it, or if the DNA damage is too severe, the tumor suppressor proteins will direct the cell to die in a process called apoptosis. In this way tumor suppressor proteins can prevent healthy cells that acquire DNA damage from turning into cancer cells, and thus cancer cells need to functionally inactivate tumor suppressor proteins in order to survive.

Many tumor suppressor proteins can only function properly when they are located inside of a cell’s nucleus. Proteins, however, are not made inside the nucleus but rather are made outside of the nucleus in an area called the cytoplasm. A membrane, called the nuclear membrane, separates the nucleus from the cytoplasm. Larger nuclear proteins, including many tumor suppressor proteins, must be transported from the cytoplasm into the nucleus to perform their functions in keeping a cell healthy. Similarly, these proteins can also be exported back into the cytoplasm. Proteins move from the nucleus to the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules, including many other proteins and ribonucleic acids (“RNAs”), enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins, which mediate the import of macromolecules into the nucleus, are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins. Therefore, the processes of import and export are carried out separately and are typically regulated independently.

One way that cancers functionally inactivate tumor suppressor proteins is via overproduction of a specific chaperone protein called XPO1. XPO1 is one of eight exportins that have been identified in human cells, and it exports over 220 proteins referred to as its “cargo proteins.” In particular, XPO1 appears to be the sole exporter for many critical tumor suppressor proteins that function in the cell nucleus, including p53, p73, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E, which itself binds to the mRNAs that encode many growth-regulating proteins, including c-myc, bcl-2, bcl-6 and cyclin D. XPO1 carries these growth-promoting mRNAs from the nucleus into the cytoplasm where they are translated into proteins that promote cancer cell growth. XPO1 also exports the anti-inflammatory (and anti-tumor) protein IκB, which inhibits a protein called NF-κB. NF-κB is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases.

In cancer cells, XPO1 levels are reported to be elevated when compared to their healthy cell counterparts. Therefore, these elevated levels of XPO1 in cancer cells mediate the rapid export of tumor suppressor proteins as well as IκB and eIF4E out of the nucleus and can lead to reduced monitoring for DNA damage, the normal triggering of apoptosis and increased inflammation activity. Higher levels of XPO1 expression in cancer cells has also been correlated with resistance to chemotherapy and poor prognosis in patients.

Mechanism of Action of Our SINE Compounds - Inhibition of XPO1

Selinexor and eltanexor are novel therapies that are oral SINE compounds specifically designed to force nuclear accumulation of multiple tumor suppressor proteins that function in the nucleus. Selinexor and eltanexor also force nuclear accumulation of growth promoting mRNAs, which prevents the translation of these mRNAs and thereby lowers expression of the growth promoting proteins that the mRNAs encode. The forced nuclear retention of these proteins can counteract a multitude of the oncogenic pathways that allow cancer cells with severe DNA damage to continue to grow and divide in an unrestrained fashion. Because normal cells have little or no DNA damage, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins and oncoprotein mRNAs.

Cell Membrane
Nuclear Envelope
Nuclear Pore Complex
Cytoplasm
Selinexor
and Eltanexor
Nucleus
Tumor Suppressor Proteins
p53
pRb
p21
IkB
BRCA1
FOXO3a
Oncoprotein mRNA
eIF4E
c-Myc
Bcl-6
Bcl-2
Cyclin D1
Pim1
MDM2
Glucocorticoid Receptor
XPO1

We believe that the novel mechanism of action, oral administration and low levels of major organ toxicities observed to date in patients treated with our SINE compounds, along with encouraging efficacy data, support the potential for their broad use across many cancer types, including both hematological and solid tumor malignancies. Unlike many other targeted therapeutic approaches that only work for a specific set of cancers or in a specific subgroup of patients, we believe that by restoring tumor suppressor proteins to the nucleus where they can access a cell’s DNA, our SINE compounds may provide therapeutic benefits across a broad range of cancer types and can potentially benefit a wider range of patients. Additionally, and as supported by their unique mechanism of action, and preclinical, clinical and post-approval data, we believe that our SINE compounds have shown additive or synergistic benefit with approved and experimental therapies in treating cancer patients and, therefore, have the potential to serve as a backbone therapy across multiple hematological and solid tumor malignancies as part of a variety of combination therapies.

Our Pipeline and Key Clinical Trials

Oral selinexor and eltanexor are being evaluated in multiple early, mid and late-stage clinical trials in patients with hematological and solid tumor malignancies, often in the relapsed and/or refractory setting. In general, relapsed disease refers to disease that progresses following the expiration of a specified period of time after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within a specified period of time after discontinuation of therapy. Key clinical trials of selinexor and eltanexor are summarized in the chart below. In addition to these studies, there are several ongoing investigator-sponsored clinical trials being conducted in a variety of hematological and solid tumor malignancies and there are additional ongoing or planned signal seeking studies to further expand our development program in the future.

OUR SELINEXOR PROGRAM

We are currently evaluating selinexor in certain hematological and solid tumor malignancies, including multiple myeloma, endometrial cancer, MF and DLBCL.

Multiple Myeloma

Overview

Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone destruction, kidney disease and immunodeficiency. Multiple myeloma is the second most common blood cancer in the world and there is currently no cure. The American Cancer Society (the “ACS”) estimates that nearly 36,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2023. Myeloma occurs most commonly in people over age 65 and the risk of developing multiple myeloma increases with age.

The treatment of multiple myeloma has improved over the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients. Treatment decisions are based on physician and patient choice rather than clear treatment guidelines, with the current standard of care being to switch drug classes once a regimen stops working. In addition to our SINE compounds, a number of non-chemotherapy drugs such as PIs, IMiDs, mAbs, bispecific antibodies, and CAR-T therapy, have also emerged as treatment options within the last decade. The introduction of these non-chemotherapeutic novel agents has led to a significant increase in the survival of patients with multiple myeloma. However, despite the wide variety of newly approved or experimental therapies that are being used to treat patients with relapsed and/or refractory disease either alone or in combination, nearly all patients will eventually succumb to their disease. With nearly 12,600 deaths from multiple myeloma in the U.S. alone estimated for 2023 according to the ACS, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy.

XPOVIO is currently approved to treat multiple myeloma in adult patients who have received at least one prior therapy based on data from the BOSTON Study and in adult patients with penta-refractory multiple myeloma based on data from the STORM Study.

The BOSTON Study

The December 2020 FDA approval of XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy was based on the results of the BOSTON Study, a multi-center, Phase 3, randomized study conducted at over 150 clinical sites internationally. The BOSTON Study evaluated 402 adult patients with relapsed or refractory multiple myeloma who had received one to three prior lines of therapy. The study was designed to compare the efficacy, safety and certain health-related quality of life parameters of once-weekly oral selinexor in combination with once-weekly administration of Velcade® plus low-dose dexamethasone (the “XVd Arm”) versus twice-weekly administration of Velcade® plus dexamethasone (the “Vd Arm”). The primary endpoint of the study was progression-free survival (“PFS”) and key secondary endpoints included overall response rate (“ORR”) and the rate of peripheral neuropathy (“PN”), among others. Additionally, the BOSTON Study allowed for patients on the Vd Arm to crossover to the XVd Arm following objective (quantitative) progression of disease verified by an Independent Review Committee (“IRC”).

Despite the study having a high proportion of patients with high-risk cytogenetics (approximately 50%), the median PFS in the XVd Arm was 13.9 months compared to 9.5 months in the Vd Arm, representing a 4.4 month (47%) increase in median PFS (hazard ratio (“HR”) of 0.70; p=0.0075). The XVd Arm also demonstrated a significantly greater ORR compared to the Vd Arm (76.4% vs. 62.3%, p=0.0012).

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

The STORM Study

The July 2019 FDA approval of XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two PIs, at least two IMiDs, and an anti-CD38 mAb was based on the results of the STORM Study. This indication was approved under accelerated approval. As the BOSTON Study served as the confirmatory trial for accelerated approval for the STORM Study, the BOSTON supplemental New Drug Application (“sNDA”) approval in December 2020 fulfilled the requirement of an accelerated approval.

The STORM Study was a global, multi-center, single-arm Phase 2b clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone (“Xd”) in patients with heavily pretreated, relapsed or refractory multiple myeloma. These heavily pretreated patients had a median of seven prior therapeutic regimens, including a median of 10 unique anti-myeloma agents. Specifically, the myeloma patients who were eligible for the study had prior treatment with the two PIs, Velcade® and Kyprolis® (carfilzomib), the two IMiDs, Revlimid® (lenalidomide) and Pomalyst®(pomalidomide), and the anti-CD38 mAb Darzalex® (daratumumab), as well as alkylating agents, and their disease was refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex®, and their most recent therapy. In all patients, this myeloma was considered “triple-class refractory.”

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

The XPORT-MM-031/EMN29 Study

EMN29 is a randomized global Phase 3 study evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone (“EloPd”) in patients with relapsed or refractory multiple myeloma (NCT05028348). The first patient was enrolled in May 2022. Under the current protocol, patients in this Phase 3 study have received one to four prior lines of therapy, including a PI, lenalidomide and an anti-CD38 mAb and are randomized to either SPd or EloPd. The primary endpoint of this study is PFS, and secondary endpoints include ORR, OS and DOR. This global study is sponsored by the European Myeloma Network.

The determination to initiate EMN029 was based on data from an all-oral arm of the Phase 1b/2 STOMP Study (NCT02343042) and the Phase 2 Study XPORT-MM-028 (NCT04414475) in which selinexor was evaluated in combination with Pomalyst® and low-dose dexamethasone in patients with relapsed or refractory multiple myeloma who received at least two prior lines of therapy, including a PI and an IMiD.

Endometrial Cancer

Overview

Endometrial cancer, also called uterine cancer, occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control. In the U.S., endometrial cancer is the most common gynecological cancer. The ACS estimates that there will be approximately 60,000 new cases of endometrial cancer diagnosed in 2023 in the U.S. Approximately 14,000 women are expected to be diagnosed with advanced or metastatic disease each year in the U.S. with approximately 50% of those patients having TP53 wild-type endometrial cancer. Endometrial cancer affects mainly post-menopausal women and the average age of women diagnosed with endometrial cancer is 60 years. Endometrial cancer is often detected at an early stage because it frequently produces abnormal vaginal bleeding. There are currently five different types of standard treatments for patients with endometrial cancer based on the stage of the disease at diagnosis and the grade of the tumor; surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. Surgery is the first treatment for almost all women with endometrial cancer. Following chemotherapy for advanced or recurrent endometrial cancer, the National Comprehensive Cancer Network (“NCCN”) Guidelines recommend a “watch and wait” approach until the disease relapses. There are currently no FDA approved therapies post-chemotherapy in the maintenance setting.

Clinical and non-clinical mechanism of action studies have shown that inhibition of XPO1 by selinexor leads to the nuclear accumulation of p53, a well-established tumor suppressor protein, which we believe allows p53 to carry out its tumor suppressor function.

The EC-042 Study

In the fourth quarter of 2022, we initiated a global, Phase 3, randomized, double-blind study evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”; NCT05611931). The EC-042 Study is expected to enroll up to 220 patients who will be randomized in a 1:1 manner to receive either a 60 mg, once-weekly, administration of oral selinexor or placebo until disease progression. The primary endpoint of the study is PFS, as assessed by an investigator and OS as the key secondary endpoint. Further, in connection with the EC-042 Study, we entered into a global collaboration with Foundation Medicine, Inc. to develop FoundationOne®CDx, a tissue-based next generation sequencing test to identify and enroll patients whose tumors are TP53 wild-type.

The SIENDO Study

Our evaluation of selinexor to treat patients with TP53 wild-type advanced or recurrent endometrial cancer is supported by data from an exploratory subgroup analysis from our ongoing SIENDO Study. The SIENDO Study is a multicenter, randomized, double-blinded Phase 3 study evaluating the efficacy and safety of oral selinexor versus placebo as a front-line maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment (NCT03555422). Participants in this study with advanced or recurrent disease who had a PR or CR after at least 12 weeks of standard of care taxane-platinum combination chemotherapy were randomized in a 2:1 manner to receive either maintenance therapy of 80 mg of selinexor or placebo taken once per week, until disease progression. The primary endpoint in the study was PFS from time of randomization until death or disease progression as assessed by an investigator, with the goal of the study demonstrating a HR of 0.6.

In the first quarter of 2022, we presented top-line data from the SIENDO study, including exploratory subgroup analyses. Selinexor-treated patients had a median PFS of 5.7 months compared to 3.8 months for patients on placebo, representing an improvement of 50%, (eCRF HR of 0.70 (CI: 0.4993-0.9957), p=0.0486; IRT HR of 0.76 (CI: 0.5428-1.0759), p=0.1266) in the full trial population, while patients with TP53 wild-type advanced or recurrent endometrial cancer treated with selinexor had a median PFS of 13.7 months compared to 3.7 months for patients on placebo. We believe that selinexor was well tolerated in the SIENDO study with no new safety signals identified, and a discontinuation rate of 10.5% due to adverse events (“AEs”). The most common treatment-emergent AEs in the SIENDO study of any grade were: nausea (84%), vomiting (52%), constipation (37%) and thrombocytopenia (37%). The most common grade 3 treatment-emergent AEs were nausea (10%), neutropenia (9%), thrombocytopenia (7%) and asthenia (6%).

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

There is currently no drug therapy that can cure MF. Allogeneic hematopoietic stem cell transplantation (“HSCT”) is currently the only treatment for MF that can provide a clinical cure; patients who are not good candidates for HSCT are treated with a JAK2 inhibitor (“JAKi”), such as ruxolitinib, fedratinib, or pacritinib to reduce spleen volume and improve symptoms. Not all patients respond adequately to a JAKi, and some patients cannot tolerate treatment or develop rapid progression on this treatment. As there is currently no effective treatment for patients who are resistant to JAKi, we believe there is a high unmet need for a treatments with a different mechanism of action to overcome resistance and provide improvement in primary disease management.

In May 2022, the FDA granted selinexor Orphan Drug Designation for the treatment of MF, and in October 2022, the EC granted Orphan Medicinal Product Designation for selinexor for the treatment of MF.

The XPORT-MF-034 Study

In July 2021, we initiated a Phase 1 open-label, multicenter study of selinexor to evaluate the safety and efficacy of selinexor in combination with ruxolitinib in treatment-naïve patients with MF (NCT04562389). In August 2022, enrollment was completed for this Phase 1 study. In the Phase 1a dose escalation portion of the study, we evaluated selinexor at both the 40 mg and 60 mg doses in combination with ruxolitinib in treatment-naïve patients with MF. The primary endpoints of the Phase 1a portion of the study are the maximum tolerated dose, identification of the recommended Phase 2 dose (“RP2D”) and evaluation of safety and tolerability. Secondary endpoints included various efficacy parameters of spleen volume reduction (“SVR”) of at least 35% from baseline (“SVR35”), total symptom score reduction of ≥50% (“TSS50”), OS, as well as anemia response and hemoglobin stabilization. We expect to report updated results from this Phase 1 study in the first half of 2023.

In December 2022, we presented updated data on the Phase 1 study at the 64th American Society of Hematology 2022 Annual Meeting and Exposition. The data presented were based on results as of October 21, 2022, at which time 24 patients had been assigned to either a 40 mg or 60 mg once weekly dose of selinexor, in combination with ruxolitinib 15/20 mg BID (twice daily). At week 24, 92% of efficacy evaluable patients (11 out of 12) demonstrated SVR35 at week 24. Ongoing reductions in SVR were seen from baseline to week 12 and week 24, with a 45% median reduction at week 12 and a 49% median reduction at week 24. 67% of the evaluable patients for symptom response (4 out of 6) at week 24 achieved TSS50. 57% of transfusion-independent patients (13 out of 23) maintained or improved their hemoglobin levels. The safety population was comprised of 24 patients, all of whom received at least one dose of selinexor. The most common AEs were nausea (75%), anemia (62%) and fatigue (58%), the majority of which were grades 1-2. The most common reported grade 3-4 treatment-emergent AEs were anemia (38%) and thrombocytopenia (21%), both of which were reversible.

Subject to regulatory feedback from the FDA, we plan to initiate a pivotal Phase 3 study in front-line MF in the first half of 2023.

The XPORT-MF-035 Study

In December 2021, we enrolled the first patient in a Phase 2 study evaluating single-agent selinexor versus physician’s choice in patients with previously treated MF (NCT04562870) (the “MF-035 Study”). This Phase 2, randomized, open-label, multicenter study is designed to evaluate the safety and efficacy of single agent selinexor versus treatment of physician’s choice in patients with MF previously treated for at least six months with a JAK 1/2 inhibitor. The MF-035 Study is expected to enroll up to 112 patients who will be randomized 1:1 to receive either once-weekly administration of oral selinexor or physician’s standard treatment choice (per clinical practice). The primary endpoint of the study is the percentage of patients with SVR of ≥35% from baseline as assessed by an IRC. Secondary endpoints include the percentage of patients who achieve TSS50, the percentage of patients with SVR of ≥25% from baseline, OS and anemia response, among several others. We have temporarily paused enrollment of this study in order to facilitate an optimized development plan for our MF program, on which we expect to provide an update in the first half of 2023.

The ESSENTIAL Study

Our evaluation of selinexor to treat MF is supported by data from the ongoing Phase 2 ESSENTIAL Study, an investigator-sponsored open-label, prospective study evaluating single-agent selinexor at a dose of 80 mg, 60 mg or 40 mg once weekly in adult patients with primary or secondary MF with resistance or intolerance to JAKi therapy (NCT03627403). The primary endpoint of the ESSENTIAL Study is to assess the efficacy of selinexor on SVR. As of November 2021, the data cutoff, selinexor was administered to 12 patients. Median duration of prior JAKi therapy was 22 months (range 0.5 to 96 months), and 92% (11 of 12) patients had MF refractory to ruxolitinib. the median duration of treatment was 11 months (range 2.8 to 28.8 months). Of the ten patients who were on treatment for at least 24 weeks, four (40%) patients achieved SVR of ≥35% and six (60%) patients achieved SVR of ≥25%. Of the five patients who were transfusion dependent at screening, two (40%) achieved transfusion independence. Of the three patients with hemoglobin <10g/dL at screening, improvement in hemoglobin level of >2g/dl was observed in two (67%) patients. Reduction in marrow reticulin fibrosis from MF grade 3 to MF grade 1 was observed in a patient who had an assessment at week 72 demonstrating disease modification potential with longer treatment. While median OS was not yet reached, the two-year survival probability was assessed to be 91.7%. This compares favorably with a historical survival of 13 to 14 months in this population. The most common grade ≥3 treatment emergent AEs were anemia (33%) and fatigue (33%). These were manageable with treatment interruption and dose reduction, except in one patient who discontinued treatment.

Diffuse Large B-Cell Lymphoma

Overview

DLBCL is the most common type of Non-Hodgkin’s lymphoma, a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. According to the Lymphoma Research Foundation, over 18,000 people are diagnosed with DLBCL annually in the U.S. Although DLBCL can occur at any age, approximately half of DLBCL patients are over 60 years of age, with approximately 30% over the age of 75 years. Up to two-thirds of all newly diagnosed patients are cured using front-line chemotherapy (typically “R-CHOP”). Poor outcomes for patients who failed a R-CHOP regimen prompted efforts to discover new treatment approaches for DLBCL, both up-front and at the time of relapse. Despite the availability of CAR-T therapy, many patients with relapsed or refractory DLBCL are not medically stable enough to undergo this type of treatment. In addition, various other targets have been studied in the treatment of DLBCL but may also not be well tolerated in heavily pretreated patients.

The SADAL Study

In June 2020, the FDA approved XPOVIO under accelerated approval as a single-agent oral treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This approval was based on the results of the SADAL Study, an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60 mg, twice weekly) in patients that had relapsed or refractory DLBCL after at least two prior multi-agent therapies and who were ineligible for transplantation, including high dose chemotherapy with stem cell rescue. In this population, selinexor demonstrated an ORR of 29%, including a CR rate of 13%. Responses were seen in all subgroups evaluated regardless of age, gender, prior therapy, DLBCL subtype or prior stem cell transplant therapy. Patient responses were durable with a median DOR of 9.3 months (23.0 months for patients who achieved a CR). Importantly, responses were associated with longer survival, underscoring the potential of oral XPO1 inhibition as an oral, non-chemotherapeutic option for patients with relapsed or refractory DLBCL. Part 2 of the study is ongoing to evaluate alternate dosing (40 mg, twice weekly; 60 mg QW).

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

The XPORT-DLBCL-030 Study

The XPORT-DLBCL-030 Study, which will serve as the confirmatory study to the accelerated approval of XPOVIO in DLBCL granted by the FDA in June 2020, is a Phase 2/3 multi-center, randomized study evaluating the combination of selinexor and rituximab, gemcitabine and dexamethasone (“R-GDP”) in patients with relapsed or refractory DLBCL (NCT04442022). The Phase 2 portion of the study is evaluating efficacy, safety and tolerability of R-GDP plus either selinexor 40 mg or 60 mg. The Phase 3 portion of the study will evaluate the selected dose (as identified in the Phase 2 study) of selinexor or matching placebo given with the standard combination immunochemotherapy R-GDP to patients with at least one prior therapy and who are not intended for stem cell transplant and CAR-T cell therapy. The primary endpoint of the Phase 3 portion of the XPORT-DLBCL-030 Study is PFS. The study is currently in the Phase 2 portion of the evaluation.

OUR ELTANEXOR PROGRAM

Myelodysplastic Neoplasms

Overview

MDS are a group of hematologic malignancies whereby the bone marrow does not make enough healthy blood cells (white blood cells, red blood cells, and platelets). In addition, the contents of the blood and bone marrow are abnormal and there is an elevated risk of progression to acute myeloid leukemia. The median age of diagnosis for patients with MDS is 70 years, with approximately 15,000 intermediate to high-risk patients diagnosed in the U.S. annually. General symptoms associated with MDS include fatigue, dizziness, weakness, easy bruising or bleeding, frequent infections, and headaches, all of which are related to the abnormal and low levels of blood cells. Hypomethylating agents (“HMAs”) are the current standard of care for patients newly diagnosed with high-risk MDS. Despite the use of HMAs, only approximately 40% to 50% of patients respond to treatment, with responses frequently lasting less than two years. The prognosis in HMA-refractory disease is poor with an expected survival rate of four to six months. There is currently no other class of therapy approved for relapsed or refractory MDS patients; the current standard of care is participation in a clinical trial or best supportive care, such as transfusions and symptomatic treatment for cytopenias. Therefore, we believe there is an unmet need for the treatment of HMA-refractory MDS patients due to the few currently available treatment options.

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

In January 2022, the FDA granted Orphan Drug Designation for eltanexor for the treatment of MDS. In addition, in July 2022, the FDA granted Fast Track designation for eltanexor as monotherapy for the treatment of patients with relapsed or refractory intermediate, high-, or very high-risk MDS and the EC adopted the Committee for Orphan Medicinal Products opinion to designate eltanexor as an orphan medicinal product for the treatment of MDS in the EU.

The KCP-8602-801 Study

In September 2021, we initiated a Phase 2 expansion study of an ongoing open-label Phase 1/2 study investigating eltanexor as a single-agent or in combination with approved and investigational agents in patients with several types of hematologic and solid tumor cancers (NCT02649790). The Phase 2 expansion study is designed to evaluate eltanexor monotherapy in 83 patients with HMA-refractory, intermediate or high-risk MDS. The primary endpoint for this Phase 2 expansion study is ORR with PFS and OS, among others, as secondary endpoints. We have completed recruitment for our planned interim analysis and expect to be able to provide data from the interim analysis in the first half of 2023.

The initiation of the Phase 2 expansion study was supported by results from the Phase 1 portion of the study where single-agent eltanexor showed activity in patients with high-risk, relapsed MDS that was primary refractory to HMAs. In that study (Sangmin, et al. EHA 2021), eltanexor demonstrated a 53% ORR, as defined by the International Working Group 2006 criteria, and a median OS of

9.9 months in efficacy evaluable patients, comparing favorably to historical controls. At the dose of 10 mg, eltanexor monotherapy was well tolerated with low incidence and grade of gastrointestinal events.

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

In May 2017, we entered into an exclusive licensing agreement with Anivive Lifesciences Inc. (“Anivive”), a privately-held biotech company focused on innovations in the veterinary drug and bioinformatics space, pursuant to which Anivive received worldwide rights to research, develop and commercialize verdinexor for the treatment of cancer in companion animals. In January 2021, Anivive received conditional FDA approval of LAVERDIA™-CA1 (verdinexor), an oral treatment for dogs with lymphoma. We do not have any current plans to pursue the study of verdinexor in humans.

KPT-9274

KPT-9274 is our first-in-class dual inhibitor of p21-activated kinase 4 (“PAK4”) and nicotinamide phosphoribosyltransferase (“NAMPT”). Co-inhibition of PAK4 and NAMPT may lead to synergistic anti-tumor effects through energy depletion, inhibition of DNA repair, cell cycle arrest, inhibition of proliferation, and ultimately apoptosis. Normal cells are more resistant to inhibition by KPT-9274 due in part to their relative genomic stability and lower metabolic rates. Hematologic and solid tumor cells that have become dependent on both PAK4 and NAMPT pathways may be susceptible to single-agent cytotoxicity of KPT-9274.

KPT-9274 has shown broad evidence of anti-cancer activity against hematological and solid tumor malignant cells while showing minimal toxicity to normal cells in vitro. In mouse xenograft studies, oral KPT-9274 has shown evidence of anti-cancer activity and tolerability. To our knowledge, we are the only company with an allosteric PAK4 modulator and/or NAMPT specific inhibitor currently in clinical development. We do not have any current plans to pursue the study of KPT-9274 outside of investigator sponsored trials.

KPT-1200

In November 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”), which was closed in July 2021. Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets from Neumedicines, including a proprietary recombinant human interleukin 12. Contemporaneously with the closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

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

Early trials have demonstrated that IL-12 has potential in the treatment of cutaneous T-cell lymphoma, non-Hodgkin lymphoma and surgical wounds. We are evaluating development options for KPT-1200.

Collaboration, License and Other Strategic Agreements

We have formed, and intend to continue to form, strategic alliances to develop and commercialize our products and product candidates. We enter into collaborations when there is a strategic advantage to us and when we believe the financial terms of the collaboration are favorable for meeting our short- and long-term strategic objectives. Currently, we maintain complete commercial rights to our products and product candidates in the U.S. and Japan and have entered into the following key agreements:

Menarini

In December 2021, we entered into a license agreement with Menarini (the “Menarini Agreement”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”) for all human oncology indications in the European Economic Area, United Kingdom, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Menarini Territory.

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

Under the terms of the Original Antengene Agreement, we received an upfront cash payment in 2018 of $11.7 million. In June 2020, we received an additional $11.7 million upfront payment upon execution of the Amended Antengene Agreement. In addition, we recognized approximately $7.8 million, $29.3 million and $9.8 million of development/regulatory milestone revenue from Antengene in 2022, 2021 and 2020, respectively. We are further entitled to receive additional milestone payments from Antengene if certain other regulatory and commercialization goals are achieved in the future. Finally, we are eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory.

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

Other

In addition to the above agreements, we have other collaborations related to the development or commercialization of our products and product candidates, such as the Cooperative Research and Development Agreement with the National Cancer Institute’s

Cancer Therapy Evaluation Program to collaborate with us on studies to investigate the safety and efficacy of selinexor in various oncology indications; the European Myeloma Network, with which we have a collaboration, as discussed above; and arrangements with academic and private non-academic institutions, which conduct investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our products and product candidates. As of February 10, 2023, we were the sole owner of 32 patents in the U.S. and we had 12 pending patent applications in the U.S., four pending international applications filed under the Patent Cooperation Treaty (“PCT”), 112 granted patents and 92 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

The intellectual property portfolios for our key products and product candidates as of February 10, 2023 are summarized below.

•
Selinexor (KPT-330): Our selinexor patent portfolio covers the composition of matter and methods of use of selinexor and verdinexor, as well as methods of making both, and consists of nine issued U.S. patents (three patents are specific to selinexor, two patents are specific to verdinexor, two patents cover both selinexor and verdinexor and the remaining patents cover polymorphs of selinexor and methods of making the polymorphs), 46 issued foreign patents, 54 pending foreign patent applications, three pending U.S. non-provisional applications and one pending PCT application. The PCT application provides the opportunity to seek protection in all PCT member states. Any patents that may issue in the U.S. as part of our selinexor patent portfolio will expire no earlier than 2032, not including any terminal disclaimer, patent term adjustment due to administrative delays by the U.S. Patent and Trademark Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Any patents that may issue in foreign jurisdictions will likewise expire no earlier than 2032. Any patents that may issue in the U.S. directed to the polymorphs of selinexor or methods of making the polymorphs will expire in 2035, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2035. Any patents that may issue in the U.S. based on the pending PCT application will expire in 2041, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2041.
•
Supplementary Protection Certificates: We have filed applications for Supplementary Protection Certificates (“SPCs”) based on European Patent No. 2,736,887 directed to the composition of matter and use of selinexor. Some applications have granted and others are pending.
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
•
Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of making and using eltanexor, and consists of three issued U.S. patents, two pending non-provisional U.S. patent applications, 22 issued foreign patents, seven pending foreign patent applications, one pending U.S. provisional patent application and one pending PCT application. The PCT application provides the opportunity for seeking protection in all PCT member states. Any patents that may issue in the U.S. as part of our eltanexor patent portfolio will expire no earlier than 2034, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2034.

•
Biomarkers for XPO1 Inhibitors: Our patent portfolio also covers biomarkers related to treatment with XPO1 inhibitors, such as selinexor and eltanexor, and consists of one pending non-provisional U.S. patent application, one pending provisional patent application and two pending PCT applications. The PCT applications provide the opportunity for seeking protection in all PCT member states. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue in the U.S. based on the pending PCT Applications will expire no earlier than 2042, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2042. If non-provisional patent applications claiming the benefit of the pending U.S. provisional patent application referenced above are filed in 2024, any patents that may issue from such applications will expire no earlier than 2044, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2044.

In addition to the patent portfolios covering our key products and product candidates, as of February 10, 2023, our patent portfolio also includes five patents (U.S. Patent Nos. 8,513,230, 9,428,490, 9,550,757, 10,526,295 and 10,709,606) and 17 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies for XPO1 inhibitors.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “Government Regulation—Patent Term Restoration and Extension” below for additional information on such extensions. We have filed applications for patent term extension in the U.S., Korea, Taiwan, Australia and China based on the granted patent in each jurisdiction directed to the composition of matter of selinexor. We are awaiting determinations from the relevant authorities in the U.S., Taiwan, Australia and China and have been awarded 150 days of patent term extension in Korea, but there is no assurance that we will benefit from any patent term extension. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. We are aware of several other XPO1 inhibitors in clinical development world-wide. For example, in June 2020, Menarini acquired Stemline Therapeutics, Inc., including its oral XPO1 inhibitor, felezonexor. Menarini has completed a Phase 1 dose-escalation trial to evaluate felezonexor in patients with advanced solid tumors. Additionally, in August 2022, Shanghai Junshi Biosciences Co., Ltd announced FDA approval of its investigational new drug application (“IND”) application for JS110, an XPO1 inhibitor in development in solid tumors as well as a planned Phase 1 study in multiple myeloma.

Many of the companies against which we or our collaborators currently compete or which we may compete with in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products and achieving ex-U.S. positive coverage/reimbursement decisions than we or our collaborators do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us or our collaborators in recruiting and retaining qualified scientific, commercial and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Generic drugs for the treatment of cancer are on the market and additional products are expected to become available on a generic basis over the coming years. If we obtain marketing approval for our product candidates or for XPOVIO in other indications, we expect that they will be priced at a significant premium over generic versions of older chemotherapy agents and other cancer therapies.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are numerous available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our products and product candidates may compete with many existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will be complimentary with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products are well-established therapies and are widely accepted by physicians, patients and third-party payors.

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer. These products in development may provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may represent significant competition for any of our products or product candidates for which we obtain marketing approval.

XPOVIO competes with and, if approved, our core product candidates may compete with, currently marketed products and/or investigational therapies as discussed below.

Multiple Myeloma

Many therapies are approved for use in patients with multiple myeloma in the U.S., Europe and other parts of the world. Although XPOVIO is the only XPO1 inhibitor that has received marketing approval, we compete with multiple other treatment types in our approved indication. The primary competitors of XPOVIO in multiple myeloma include those that currently treat patients ranging from newly diagnosed patients to those with relapsed and/or refractory multiple myeloma and are indicated for use either as single agent and/or as combination therapies. The current standard of care for the treatment of relapsed and/or refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), PIs (e.g., bortezomib, carfilzomib and ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), B-cell maturation antigens including CAR-Ts (e.g. idecabtagene vicleucel, ciltacabtagene autoleucel) and bispecific antibodies. New classes/types of therapies are being introduced to the market each year. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022. Other T-cell engaging therapies, bispecifics with different targets, immunomodulators, and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market in 2023 and beyond. In addition, future label expansions into earlier lines of existing therapies by our competitors are anticipated in 2023.

Endometrial Cancer

The initial treatment for endometrial cancer is surgery, radiotherapy and, where applicable, taxane/platinum-based chemotherapy. There are no products currently approved as a maintenance therapy. Upon disease progression, various chemotherapy agents and targeted drugs are commonly used. Multiple products with differing mechanisms of action, including checkpoint inhibitors (e.g. pembrolizumab, durvalumab and dostarlimab), PARP inhibitors, and VEGF tyrosine kinase inhibitors (eg. lenvatinib) are being evaluated in clinical trials. In addition, for advanced endometrial cancer, pembrolizumab is approved as a single agent or in combination with lenvatinib in a subgroup of patients with recurrent disease.

Other anti-cancer agents are in late-stage development for the treatment of patients with endometrial cancer, some of which could receive approval earlier than selinexor, including products for the use of “maintenance” therapy following initial treatment, as in our ongoing EC-042 Study, and/or in recurrent disease. These potential products include immune checkpoints inhibitors, kinase inhibitors, and PARP inhibitors.

Myelofibrosis

The current standard of care for patients with MF who are not candidates for allogeneic HSCT, which is currently the only treatment for MF that can provide a clinical cure, is to treat the patients with JAK inhibitors (“JAKi”), the only currently approved drug therapy for treatment for MF to reduce spleen volume and improve symptoms. There are only three JAKis currently approved, including ruxolitinib, fedratinib, and pacritinib.

In addition, there are a number of product candidates in late-stage development, some of which could receive approval earlier than selinexor. Ongoing clinical trials, such as those involving momelotinib, pelabresib, navitoclax, imetelstat and parsaclisib, are studying the treatment of MF either with JAKi therapy, non-JAKi therapy or a combination of JAKi and drug treatment.

MDS

If approved for the treatment of HMA refractory, intermediate or high-risk MDS, eltanexor will compete with the following currently marketed HMAs or HMA combinations: azacytidine, decitabine, and decitabine/cedazuridine. In addition, there are a number of product candidates that plan to file for approval in the next few years in combination with an HMA, primarily azacytidine, in frontline MDS; magrolimab, an anti-CD47-mAb; evorpacept (ALX18), an anti-CD47 fusion protein; lemzoparlimab, another anti-CD47 mAb; venetoclax, a BCL2 inhibitor; ivosidenib, an IDH1 inhibitor; tamibarotene, a RARA agonist; as well as sabatolimab, an anti-TIM-mAb. Magrolimab and ivosidenib are also in development as monotherapy in the recurrent/refractory setting.

DLBCL

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the mAb rituximab (or a rituximab biosimilar). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used at first relapse. Over the past five years, a number of therapeutic interventions have been approved in the U.S., Europe and other parts of the world for the treatment of patients with relapsed or refractory DLBCL who have received at least two prior therapies and/or are not eligible for ASCT/HSCT. In addition, certain currently approved therapeutic interventions are also being evaluated in late-stage development in earlier lines of therapy for the treatment of patients with DLBCL, such as CD19-directed CAR-T therapies (e.g., tisagenlecleucel, axicabtagene ciloleucel, and lisocabtagene maraleucel; liso-cel), CD79b-directed antibody-drug conjugates (e.g., polatuzumab vedotin-piiq) and CD19-directed cytolytic antibody (e.g. tafasitamab-cxix in combination with lenalidomide.

Other agents are listed in the NCCN Guidelines and/or the European Society for Medical Oncology guidelines for use after one to two prior therapies, although they have not been formally approved by the FDA for treatment of DLBCL, including: lenalidomide, ibrutinib, and generic multiagent chemotherapy, including gemcitabine, oxaliplatin, and bendamustine.

In addition, a number of anti-cancer agents are in mid to late-stage development for the treatment of patients with DLBCL, including immune modulators (e.g., pembrolizumab and durvalumab), bispecific antibodies (e.g., mosunetuzumab, epcoritamab, odronextomab, plamotamab and magrolimab), antibody drug conjugates (e.g., loncastuximab tesirine, brentuximab vedotin and naratuximab emtansine, small molecules (e.g., enzastaurin, acalabrutinib, venetoclax and zanubrutinib and monoclonal antibodies (e.g., umbralisib/ublituximab).

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

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject a sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the U.S. A sponsor seeking approval to market and distribute a new drug in the U.S. generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations, as applicable;
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
•
preparation and submission to the FDA of a marketing application;

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
•
payment of user fees and securing FDA approval of the New Drug Application (“NDA”); and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND and are typically referred to as IND-enabling studies.

Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted and may be required to be included in a marketing application. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act (“PHSA”) that required animal testing in support of an NDA or a biologics license application (“BLA”). While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor with a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the “NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and with the issuance of several notices of non-compliance since April 2021, both the FDA and the NIH have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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

In addition, in May 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain IND products that have completed a Phase I clinical trial and that are undergoing investigation for

FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if they are adequate and well-controlled studies to establish the evidence needed for regulatory approval.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. An annual report on the progress of the study must be submitted to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 1 clinical trial (EOP1 meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (Pre-NDA or Pre-BLA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Finally, a Type D meeting is focused on a narrow set of issues and does not require input from more than three disciplines or divisions.

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

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that apply to the approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

In April 2020, the FDA issued additional guidance that describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use or indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.

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

Pediatric Studies

Under the Pediatric Research Equity Act (the “PREA”) applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The statute also directs the FDA, in consultation with the National Cancer Institute, members of the internal committee established under section 505C of the FDCA and the Pediatric Subcommittee of the Oncologic Drugs Advisory Committee, to establish, publish, and regularly update a list of molecular targets considered, on the basis of data the FDA determines to be adequate, to be substantially relevant to the growth or progression of a pediatric cancer, and that may trigger PREA requirements.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under the PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional Orphan Drug Designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited development and review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Advanced Therapy designation. None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Specifically, the FDA may grant a product Fast Track designation if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, an additional post-approval confirmatory study(ies) to verify and describe the drug’s clinical benefit or, in certain cases where the clinical endpoint takes longer to mature, the completion of the study. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

With passage of the FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, the FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor. Typically, a RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, a sponsor may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

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

Decisions on NDAs

The FDA reviews a sponsor to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

Generic Drugs and Regulatory Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug (“RLD”).

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity (“NCE”). For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.

Specifically, the sponsor must certify with respect to each patent that:

•
the required patent information has not been filed;
•
the listed patent has expired;
•
the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA sponsor is not seeking approval).

If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA sponsor.

To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be addressed by the FDA and Congress.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman provisions of the FDCA. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.

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
•
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid

Services (the “CMS”), within the HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare sequester reductions were reduced and suspended, with the full 2% cut resuming in July 2022.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed by former President Trump in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case in November 2020 and, in June 2021, dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID 19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, in December 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

In July 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” In September 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are enrolled in Medicare Part A and/or Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Federal and State Data Privacy Laws

Under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their regulations, including the omnibus final rule published in January 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (the “CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective on January 1, 2023, the California Privacy Rights Act (the “CPRA”) significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Review and Approval of Drug Products in the European Union

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not a company obtains FDA approval for a product candidate, it must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it may commence clinical trials or market products in those countries or areas. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The EU/European Economic Area (“EEA”) applies harmonized regulatory rules for medicinal products, for the approval process and requirements governing the conduct of clinical trials, and for the regulatory approval of medicinal products. However, pricing and reimbursement for medicinal products varies greatly between countries and jurisdictions and can involve additional testing for health technology assessments and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Clinical Trial Approval

Before the new Clinical Trials Regulation, (EU) No 536/2014 (the “Clinical Trials Regulation”) came into application in January 2022, the Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States governed the system for the approval of clinical trials in the EU. Under this system, a sponsor had to obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigational drug product that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the Clinical Trials Regulation was adopted to govern clinical trials in the EU. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation new Regulation came into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System (“CTIS”) through an independent audit by the EC in mid-2020. The Clinical Trials Regulation came into application in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable (i.e. beyond January 31, 2025), any clinical trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation. Under the Clinical Trials Regulation, EU Member States and EEA countries use the CTIS to carry out their legal responsibilities to assess and oversee clinical trials. However, according to transitional provisions, for the first year of implementation and until January 30, 2023, clinical trial sponsors could choose whether to apply to start a clinical trial via the CTIS or under the old Clinical Trials Directive, but from January 31, 2023 onwards, clinical trial sponsors need to apply to start a clinical trial via the CTIS.

Parties conducting certain clinical trials must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

Procedures Governing Approval of Drug Products

To obtain marketing authorization of a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized or decentralized procedure/mutual recognition procedure (“MRP”). The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the EMA's Committee for Medicinal Products for Human Use (“CHMP”) established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure or MRP is available to sponsors who wish to market a product in various EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the sponsor, known as the reference member state (“RMS”). Under this procedure, a sponsor submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the RMS and concerned member states. The RMS prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the RMS’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding on all member states.

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

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the sponsor shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

Approval of companion diagnostic devices

In the EU, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements (“SPRs”) detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745) (“MDR”), which came into force in May 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746), which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation. The new regulation will, among other things:

•
strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (the “PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in the adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for the pediatric population. Before a MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Regulatory Requirements after Marketing Authorization

As in the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the EU, the advertising and promotion of approved products are subject to EU Member States’ laws governing the promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU.

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

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

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

General Data Protection Regulation

Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR, including those relating to data transfers.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement (the “Agreement”), which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the “MHRA”), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”), as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. However, until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the EC/CHMP on the approval of MAA/variations via the centralized procedure (so called Reliance Procedure).

Human Capital

We believe that the success of our business is fundamentally due to our greatest asset, our employees. To that end, we have invested significant resources toward the attraction, retention and development of our people and the promotion of diversity in our workforce. To support these goals, our human resources programs and initiatives underscore our core values (Innovation, Courage, Alignment and Accountability, Resiliency and Energy) and are designed to prioritize employees’ well-being, support their career development, offer competitive wages and benefits, and enhance our culture through efforts geared toward making the workplace more enriching, engaging, and inclusive.

To attract, retain and reward our employees, we provide competitive total rewards aimed at supporting the financial, physical and emotional health of our employees and their families. We currently offer all new employees equity in our company and as incentive to all our employees in connection with our annual performance reviews. Our equity and cash incentive plans are designed to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our collective objectives. In addition, many of our employees are stockholders of our company through participation in our Employee Stock Purchase Plan, which aligns the interests of our employees with our stockholders by providing stock ownership on a tax-deferred basis. We also provide up to a 4% match of components of employee compensation to our Section 401(k) retirement savings plan.

We strive to provide our employees with a safe and healthy work environment and believe that the overall health, safety and wellness of our employees is critical to our long-term success and our growth as a business. As such, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being. Our full-time employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a Health Reimbursement Account for participating employees that partially covers employee deductibles and to help our employees cover medical expenses pre-tax, we also offer employees a Flexible Spending Account in addition to providing a monthly wellness fund designed to support broad well-being activities. In addition to the monthly wellness fund, our employees outside of the U.S. receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions internally, through lateral and promotional advancements and by leveraging our employee referral process. Continual learning and career development is encouraged through ongoing performance and development conversations with employees, a formal mentorship program, tuition assistance, employee and leadership training programs targeting both technical and soft skills, and customized corporate training engagements and seminars where employees are encouraged to attend in connection with current and future roles. Employees at all levels have an opportunity to develop and hone their skillsets, which provides a critically important growth path and continuity for our top performers.

Further, we strongly believe that diversity is a key driver of success. We strive to bring together employees with a wide variety of backgrounds, skills and culture and encourage all our employees to maintain a work environment in which our differences are respected. We have implemented company-wide diversity initiatives in order to support greater awareness and understanding of the behaviors we expect from our employees, such as our Dialogue on Diversity program, which provides a sense of belonging, psychological safety and a stronger sense of community to our employees. We have partnered with the biotech industry's largest LGBTQ professional group, as well as other local organizations, to access diverse talent in the biotech industry and gain visibility in the community to build more diversity in the organization. We have also established key working relationships with local universities where the majority of the student population have been identified as belonging to a minority group as we expand our successful, annual internship program.

As of February 10, 2023, we had 385 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Corporate Responsibility

We are highly committed to policies and practices focused on environmental, social, and governance (“ESG”), positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on ESG policies and practices, we believe we can affect a meaningful and positive change in our community and continue to cultivate our open and inclusive collaborative culture. Some of the initiatives that we were most proud of in 2022 included continuing support for the scientific, medical, patient, and local communities in which we operate, including patient education, public health, quality of healthcare, and disease awareness, sponsoring local youth programs that focus on providing educational resources and career development opportunities for members of underserved communities and schools with diverse populations, and supporting patient community needs in response to natural disasters through both charitable giving to the community at large and specifically for patients impacted by these disasters.

We also enable our employees to participate in various charity events, including walks, races, and other events that impact change in the communities of the patients we serve. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals, and vision.

Our ESG Report, which describes our approach to ESG programs, is available on our website at https://investors.karyopharm.com/corporate-sustainability. Information in our ESG Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2023 and beyond.

Information about our Executive Officers

The following table lists the names, ages and positions of our executive officers as of February 10, 2023:

Name	Age	Position
Richard Paulson, M.B.A	55	President and Chief Executive Officer
Sohanya Cheng, M.B.A.	40	Executive Vice President, Chief Commercial Officer
Michael Mano, J.D.	46	Senior Vice President, General Counsel and Secretary
Michael Mason, C.P.A., M.B.A.	48	Executive Vice President, Chief Financial Officer and Treasurer
Stephen Mitchener, Pharm.D.	44	Senior Vice President, Chief Business Officer
Stuart Poulton	50	Executive Vice President, Chief Development Officer
Reshma Rangwala, M.D., Ph.D	45	Executive Vice President, Chief Medical Officer

Richard Paulson, M.B.A. Mr. Paulson has served as our President and Chief Executive Officer since May 2021 and as a member of our Board since February 2020. Prior to joining Karyopharm, Mr. Paulson was the Executive Vice President and Chief Executive Officer of Ipsen North America, a biopharmaceutical company, from February 2018 to May 2021. Mr. Paulson was Vice President and General Manager, U.S. Oncology Business Unit at Amgen Inc. (“Amgen”), a public biotechnology company, from 2015 to February 2018 and prior to that was Vice President, Marketing for Amgen’s U.S. Oncology Business, General Manager, Amgen Germany and General Manager of Amgen Central & Eastern. Prior to Amgen, Mr. Paulson held a number of global leadership positions at Pfizer Inc. (“Pfizer”), including serving as General Manager of Pfizer South Africa and Pfizer Czech Republic. Mr. Paulson also previously held a variety of sales, marketing, and market access roles with increasing seniority at GlaxoWellcome plc in Canada. Mr. Paulson has an M.B.A. from the University of Toronto, Canada and an undergraduate degree in commerce from the University of Saskatchewan, Canada.

Sohanya Cheng, M.B.A. Ms. Cheng joined Karyopharm as Vice President, Sales and Commercial in June 2021 and has served as our Executive Vice President, Chief Commercial Officer since December 2021. Prior to joining Karyopharm, Ms. Cheng served as Vice President, Head of Marketing, at Arrowhead Pharmaceuticals, Inc., a public pharmaceutical company, from August 2020 to December 2020. Prior to this role, Ms. Cheng spent ten years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as Executive Director, Head of National Sales Force & Oncology Contracting Strategy from October 2019 to August 2020, Executive Director, Head of Marketing & Sales for their multiple myeloma business from June 2018 to October 2019; and Chief of Staff to General Manager and Strategy & Operations Director for their oncology business from June 2017 to June 2018. Ms. Cheng holds an M.B.A. from the MIT Sloan School of Management and a BSc and MA in Biochemistry from the University of Cambridge, United Kingdom.

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

Michael Mason, C.P.A., M.B.A. Mr. Mason joined Karyopharm in February 2019 as our Senior Vice President, Chief Financial Officer and Treasurer and was appointed Executive Vice President, Chief Financial Officer and Treasurer in June 2021. Mr. Mason served as Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. (“Alnylam”), a public biopharmaceutical company, from 2011 until February 2019, as its Principal Accounting Officer from 2011 to October 2018, and as its Principal Financial Officer from 2011 to 2016 and from January 2017 to May 2017. From 2005 to 2011, Mr. Mason served as Alnylam’s Corporate Controller. From 2000 through 2005, Mr. Mason served in several finance and commercial roles at Praecis Pharmaceuticals Incorporated (“Praecis”), a public biotechnology company, including as Corporate Controller. Prior to Praecis, Mr. Mason worked in the audit practice at KPMG LLP, a national audit, tax and advisory services firm. Mr. Mason received a B.A. in Business Administration from Stetson University and an M.B.A. from Babson College and is a certified public accountant.

Stephen Mitchener, Pharm.D. Dr. Mitchener has served as our Senior Vice President, Chief Business Officer since December 2020. Prior to joining Karyopharm, Dr. Mitchener served as Chief Business Officer and Head, Strategic Finance from August 2019 to December 2020 and as Senior Vice President, Chief Business Officer from September 2018 to August 2019 at Axcella Health Inc. (“Axcella”), a public biotechnology company. Before joining Axcella, Dr. Mitchener spent 15 years at Novartis, a public pharmaceutical company, in positions of increasing responsibility, in both U.S. and international roles within its Oncology Business. He served as Head of Strategy, Partnering and Operations from 2016 to August 2018 and as Oncology Franchise Head for Australia and New Zealand from 2013 to 2016. During his tenure at Novartis, he also held various commercial, medical and business development roles, including Business Franchise Head, Oncology, Global Pharma Strategy Director, and Global New Product Director. Dr. Mitchener received a Pharm.D. from the University of North Carolina at Chapel Hill.

Stuart Poulton. Mr. Poulton joined Karyopharm as Senior Vice President, Strategy and Portfolio Management in February 2022 and has served as our Executive Vice President, Chief Development Officer since August 2022. Mr. Poulton served as Vice President, Clinical Development Operations at AbbVie Inc., a public biopharmaceutical company, from June 2019 to January 2022 and as Vice President, Portfolio Program Management from 2016 to June 2019. Prior to that Mr. Poulton served in several roles at Amgen, including as Executive Director, Global Program Management from 2013 to 2016; as Director, Global Program Management, Asia Regional Management Team, from 2012 to 2013; as Director, Global Program Management, from 2007 to 2012 and as Senior Manager, Clinical Study Planning from 2006 to 2007. Mr. Poulton started his career at Eli Lilly and Company in clinical operations. Mr. Poulton received his B.Sc. in Pharmacology and Chemistry from the University of Sydney, Australia and a M.Com. in Marketing from the University of New South Wales, Australia.

Reshma Rangwala, M.D., Ph.D. Dr. Rangwala joined Karyopharm in April 2022 as Executive Vice President, Chief Medical Officer, with more than a decade of experience in oncology and drug development. Dr. Rangwala served as Chief Medical Officer of Aravive, Inc., a public oncology company, from September 2020 to April 2022. Prior to that, Dr. Rangwala served as Vice President, Medical, at Genmab Inc., an international biotechnology company, from 2017 to July 2020. Prior to that, Dr. Rangwala served as Executive Clinical Director at Merck & Co., a biopharmaceutical company, from 2012 to 2017. Dr. Rangwala received her B.S. in Biology from Duke University and her M.D./Ph.D. from the University of Cincinnati College of Medicine. She completed her internal medicine residency at Barnes Jewish Hospital in St. Louis, Missouri and her medical oncology fellowship at the Hospital of the University of Pennsylvania.

Information about our Directors

The following table lists the names, ages and positions of our current directors:

Name	Age	Position
Richard Paulson, M.B.A.	55	President and Chief Executive Officer of Karyopharm
Barry E. Greene	59	Chief Executive Officer of Sage Therapeutics, Inc., a biopharmaceutical company
Garen G. Bohlin	75	Former Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company
Peter Honig, M.D., MPH	66	Former Senior Vice President and Head of Global Regulatory Affairs of Pfizer Inc., a pharmaceutical company
Mansoor Raza Mirza, M.D.	61	Chief Oncologist at the Department of Oncology, Rigshopitalet – the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Christy J. Oliger	53	Former Senior Vice President of the Oncology Business Unit at Genentech, Inc., a biotechnology company
Deepa R. Pakianathan, Ph.D.	58	Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments
Chen Schor	50	President, Chief Executive Officer and Director of Adicet Bio, Inc., a biotechnology company

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor) on a global basis, in currently approved and future indications and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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
•
our ability to comply with the FDA’s and comparable foreign regulatory authorities’ post-marketing requirements and commitments, including through successfully conducting, on a timely basis, additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA or similar foreign regulatory bodies, such as requirements in connection with the FDA’s June 2020 approval of XPOVIO based on the results of the SADAL study to treat patients with DLBCL, which was approved under the FDA’s Accelerated Approval Program;
•
acceptance of current indications of XPOVIO and future indications of XPOVIO and other product candidates, if approved, by patients, the medical community and third-party payors;
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
•
our ability to maintain compliance with existing and new health care laws and regulations, including government pricing, price reporting and other disclosure requirements related to such laws and regulations, and the potential impact of such laws and regulations on physician prescribing practices and payor coverage; and
•
the impact of the novel coronavirus disease (“COVID-19”) pandemic on the above factors.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager was approved by the FDA in October 2022. Other T-cell engaging therapies, bispecifics with different targets, immunomodulators, and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market in 2023. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2023 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in this Annual Report on Form 10-K for more information on competition.

We are currently focused on developing and commercializing our current products and product candidates for the treatment of cancer and there are a variety of available therapies marketed for cancer. In many cases, cancer drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic drugs. Our products are priced at a significant premium over competitive generic drugs, which may make it difficult for us to achieve our business strategy of using our products in combination with existing therapies or replacing existing therapies with our products.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate, for example, the global supply shortages of non-human primate subjects has impacted timing and execution of certain pre-clinical research activities;
•
for any biomarker driven clinical trial, the potential regulatory requirement to utilize a companion diagnostic, for example required use of a companion diagnostic our ongoing study evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer;

•
any partners or collaborators that help us conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•
negative impacts resulting from the ongoing COVID-19 pandemic, including impacts to healthcare systems and our trial sites’ ability to conduct trials.

The COVID-19 pandemic has had and may continue to have an impact on our clinical trials. For more information, please see the risk factor entitled, “The COVID-19 pandemic has adversely disrupted, and may in the future adversely disrupt, our or our collaborators' operations, including our or their clinical trial activities and commercial operations, which could have an adverse effect on our business and financial results.” At this time, however, we cannot fully forecast the scope of the impact that the COVID-19 pandemic may continue to have on our ability to, among other things, initiate and oversee trial sites, enroll and assess patients, supply study drug and report trial results. In addition, we have and may continue to experience delays in the regulatory process as a result of the COVID-19 pandemic, which may impact our approval timelines.

If we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates or a companion diagnostic beyond those that we currently contemplate or are unable to successfully complete clinical trials of our product candidates or other testing, on a timely basis or at all, and/or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we, or our collaborators, may:

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

Serious adverse or unacceptable side effects related to XPOVIO, our product candidates or future products may delay or prevent their regulatory approval, cause us or our collaborators to suspend or discontinue clinical trials, limit the commercial value of approved indications or result in significant negative financial consequences following any marketing approval.

We currently have two product candidates in clinical development as company sponsored trials for the treatment of human disease: selinexor and eltanexor. Their risk of failure is high. If our current or future indications of XPOVIO, any of our product candidates or future products are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon or limit their development or limit marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Adverse events (“AEs”) in our clinical trials to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for XPOVIO include fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that are grade 3 or grade 4, meaning they are more than mild or moderate in severity, include thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated by us or the FDA or comparable foreign regulatory authorities could order us or our collaborators to cease further development of or deny approval of our product candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our or our collaborators’ product candidates are approved and/or commercialized, a number of potentially significant negative consequences may result, including:

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

The COVID-19 pandemic has adversely disrupted, and may in the future adversely disrupt, our or our collaborators’ operations, including our or their clinical trial activities and commercial operations, which could have an adverse effect on our business and financial results.

As a result of the COVID-19 pandemic that has affected many segments of the global economy, we and our collaborators have experienced, and may in the future experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:

•
negative impact to revenue for XPOVIO, which may continue as the COVID-19 pandemic evolves, including as a result of decreased new patient starts due to the reduced ability of our sales force and our patients to meet with healthcare professionals in person;
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
•
interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies, including the EMA, which have and may impact regulatory review and approval timelines; and
•
negative impacts on any or all aspects of our operations due to business disruptions related to COVID-19 at our third-party vendors who we rely upon in the conduct of our business, including supply chain disruptions.

Any future impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the availability, administration rates and effectiveness of vaccines and their effectiveness against variants as new strains of the virus evolve, and therapeutics and future developments, all of which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, including the emergence of new variants of COVID-19, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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

We are currently advancing multiple clinical development studies of selinexor and eltanexor, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

There are risks involved with establishing and maintaining our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a product candidate or negatively impact ongoing commercialization efforts for our approved products. Further, we may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates is delayed or does not occur for any reason, including if we do not receive marketing approval in the timeframe we expect, we may have prematurely or unnecessarily incurred commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Even if we, or our collaborators, are able to effectively commercialize XPOVIO or any approved products that we may develop or acquire, the products may not receive coverage or may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, all of which would harm our business.

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

Our, and our collaborators’, ability to successfully commercialize XPOVIO and any other products that we may develop or acquire will depend, in part, on the extent to which reimbursement for these products is available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for XPOVIO and any of our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for our products. Even with payer coverage, patients may be unwilling or unable to pay the copay required and may choose not to take XPOVIO.

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

Although our operations are primarily based in the U.S., we and our collaborators conduct business outside of the U.S. and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are located outside of the U.S. In addition, we and our collaborators are seeking and continue to plan to seek approvals to sell our and their products in foreign countries. Any business that we, or our collaborators, conduct outside of the U.S. is subject to additional risks that may materially adversely affect our or their ability to conduct business in international markets, including:

•
potentially reduced protection of our intellectual property rights;

•
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•
unexpected changes in tariffs, trade barriers or regulatory requirements;
•
economic weakness, including the uncertainty associated with current worldwide economic conditions as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, natural disasters and military conflicts, including the conflict between Russia and Ukraine; volatility in currency exchange rates; or political instability in particular foreign economies and markets;
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

In addition, the FDA and foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor, eltanexor or any other product candidate is safe and effective. If we are required to conduct additional clinical trials of selinexor, eltanexor or other product candidates prior to approval of additional indications, in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Further, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in in issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties.

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
•
regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, as in the case of our new trial for selinexor in endometrial cancer following discussions with the FDA in early 2022 on our SIENDO Study;
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
•
regulatory authorities may not be able to undertake reviews, applicable inspections or approval processes in a timely manner;
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

Further, we could face heightened risks with respect to seeking marketing approval in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled Phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized Phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy. We intend to satisfy the Phase 3 trial requirement though our XPORT-DLBCL-030 study and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. If the required post-approval studies fail to verify the clinical benefits of XPOVIO or confirm that the surrogate marker used for accelerated approval of XPOVIO to treat DLBCL showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit to the EMA to support approval of selinexor to treat heavily pretreated multiple myeloma, relapsed or refractory DLBCL, or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization in the EU with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the sponsor will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to the need for further data. Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. For example, the July 2022 marketing authorization from the European Commission (“EC”) for NEXPOVIO to treat adult patients with multiple myeloma after at least one prior therapy satisfied the conditional approval obligation for NEXPOVIO for patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Conditional marketing authorization is valid for a period of one year and can be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we, or our collaborators, are not able to fulfill the specific obligations set out in any conditional marketing authorization requirements, the conditional marketing authorization may not be prolonged and we, or our collaborators, will no longer be able to market the product for the indication receiving conditional approval.

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

If we, or our collaborators, are required by the FDA or comparable foreign regulatory authorities to obtain clearance or approval of a companion diagnostic in connection with approval of a product candidate, and we or they do not obtain or there are delays in obtaining clearance or approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

Under the FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval (“PMA”). In connection with our ongoing development of a registration-enabling study of selinexor in patients whose endometrial cancer is TP53 wild-type, we are utilizing a companion diagnostic. Consequently, we expect that this companion diagnostic, or any others we may utilize in the future, may require us or our collaborators to obtain a PMA.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. As a result, if we or our collaborators are required by the FDA or comparable foreign regulatory authorities to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such as the recent receipt of Fast Track designation for eltanexor to treat myelodysplastic neoplasms, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

In the EU, we or our collaborators may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the sponsor intends to apply for an initial MAA through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria with respect to its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we or our collaborators receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of the EMA’s grant of a marketing authorization.

We may not be able to obtain orphan drug exclusivity for any product candidates we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA, as applicable, from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the U.S. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, such as the recent receipt of orphan drug exclusivity for selinexor for the treatment of myelofibrosis, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA and comparable foreign regulatory authorities, such as the EMA, can subsequently approve the same product for the same condition if the FDA or such other authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our products and product candidates. Nonetheless, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies in 2021 and 2022 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Although the FDA has now resumed domestic and foreign inspections, it may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “PPACA”). In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and subsequent legislation, these Medicare sequester reductions were reduced and suspended, with the full 2% cut resuming in July 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with the passage of the Inflation Reduction Act (the “IRA”) in August 2022, Congress extended the expansion of PPACA premium tax credits through 2025. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

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

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the health insurance marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

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

As a condition of reimbursement by various federal and state health insurance programs, we are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payers and also adversely impact our reported financial results of operations in the period of such restatement. Further, a number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to significant penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU, UK and other countries in which we may conduct business. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations in the future. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws with potentially different requirements. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. In addition to compliance costs, these laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants, collaborators and vendors. Misconduct by these partners could include intentional, reckless and/or negligent conduct or unauthorized activities that violate FDA regulations or similar regulations of comparable foreign regulatory authorities; provide inaccurate information to the FDA or comparable foreign regulatory authorities; fail to comply with manufacturing standards, federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities; fail to comply with state drug pricing transparency filing requirements; fail to report financial information or data accurately; or fail to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state laws, and requirements of foreign jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from significant penalties, governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a Risk Evaluation and Mitigation Strategy with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.

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

Since inception, we have incurred significant operating losses. Our net loss was $165.3 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.3 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred and common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

While we began to generate revenue from the sales of XPOVIO in July 2019 and have received revenue from our license arrangements, such as the partnership we have with Antengene Therapeutics Limited (“Antengene”) for our programs across most of the Asia-Pacific region, and with Menarini for our programs in Europe, Latin America and other key countries, there can be no assurance as to the amount or timing of future product or license and other revenues, and we may not achieve profitability for several years, if at all. Our ability to become and remain profitable depends significantly on our success in many areas, including:

•
effectively commercializing XPOVIO or any future products either on our own or with a collaborator, including by maintaining a full commercial organization required to market, sell and distribute our products, and achieving an adequate level of market acceptance;
•
the impact of current or future competing products on product sales of XPOVIO or any of our future products;
•
obtaining sufficient pricing, coverage and reimbursement, including government pricing and reimbursement policies effecting 340B Programs, Medicare and Medicaid, for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes;
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

As of December 31, 2022, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Our ability to pay the principal of or interest on the Notes or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Notes or other future indebtedness and make necessary capital expenditures.

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
The Notes may be settled in cash or shares, or a combination of cash and shares. Under the if-converted method, the maximum potential dilutive impact of the conversion of the Notes is assumed when calculating diluted earnings per share during periods of net income. This could result in a material impact to diluted earnings per share. Diluted earnings per share is not impacted by the Notes during periods of net loss.

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

If any of these events occurs, the market potential of our products and product candidates, if approved, could be reduced, and our business could be materially harmed.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards when conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with comparable standards. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of the third parties that we rely on in connection with our clinical trials fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, as discussed above, the third parties upon whom we rely to conduct our clinical trials could be negatively impacted as a result of disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites or enrolling participants, travel or quarantine policies, and other factors. If these third parties are so affected, our business prospects and results of operations could be severely adversely impacted.

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

Such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, such as access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of February 10, 2023, 104 patents were in force that relate to XPO1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 29 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of February 10, 2023, 21 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

Our commercial success depends upon our ability and the ability of any current and future collaborators to develop, manufacture, market and sell XPOVIO and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products or product candidates and technology, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. No litigation asserting such infringement claims is currently pending against us, and we have not been found by a court of competent jurisdiction to have infringed a third party’s intellectual property rights. If we are found to infringe or think there is a risk we may be found to infringe, a third party’s intellectual property rights, we could be required or choose to obtain a license from such third party to continue developing, marketing and selling our products, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us. We could be forced, including by court order, to cease commercializing the infringing intellectual property or product or to cease using the infringing technology. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

If our product candidates or any of our future product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such products, which may result in a material decline in sales of our competing products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) to the FDCA, a company may file an ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman

Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.

In certain circumstances, third parties may file an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. For example, the NCE-1 date for selinexor is July 3, 2023 after which a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with selinexor prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for the applicable, approved innovator product, a generic or 505(b)(2) sponsor that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if any of our product candidates that are regulated as drugs are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If there are patents listed for such drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA sponsor does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

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

As of February 10, 2023, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents initiated by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, respond to and recover from. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal data of our employees. In addition, we face other kinds of risks related to our commercial and personal data, including lost or stolen devices or other systems (including paper records) that collect and store our personal and commercial information.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $2.45 to $14.73 in the 52-week period ended February 10, 2023. On February 10, 2023, the closing sale price of our common stock on the Nasdaq Global Select Market was $3.24 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the ongoing COVID-19 pandemic, the conflict between Russia and Ukraine, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

•
our failure to successfully execute on our commercialization strategy for XPOVIO or our product candidates, if approved;
•
the level of success of competitive products or technologies;
•
results, delays in, or the halting of our clinical trials or those of our competitors, including reports of AEs related to the use of our products;
•
announcements by us or our competitors of new products or data, significant mergers, acquisitions, licenses or joint ventures;
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
•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders, or substantial changes in short interest in our common stock; and
•
the other risks and uncertainties described in this “Risk Factors” section.

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

Securities class action litigation is often brought against a company following a decline or periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, including as a result of the COVID-19 pandemic, and we are therefore a target of this type of litigation. For example, we were subject to a class action lawsuit and a shareholder derivative lawsuit alleging federal securities laws violations, both of which have been dismissed. We may face additional securities class action litigation or other litigation in the future, including if we fail to successfully commercialize XPOVIO, or if we cannot obtain regulatory approvals for, or if we otherwise fail to successfully commercialize and launch, our product candidates.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act, significantly revises the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Newton, Massachusetts, where we lease 98,502 square feet of office and laboratory space. We also lease approximately 3,681 square feet of office space in Munich, Germany and 4,736 square feet of office space in Tel Aviv-Yafo, Israel.

Item 3. Legal Proceedings

The information required by this Item is provided under “Litigation” in Note 11 “Commitments and Contingencies” of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.0001 par value per share, began trading on the Nasdaq Global Select Market on November 6, 2013, where its prices are quoted under the symbol “KPTI.”

Holders

As of February 10, 2023, there were 18 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2017 through December 31, 2022, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Cumulative Total Return Comparison

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Karyopharm Therapeutics Inc.	100.00	97.60	199.69	161.25	66.98	35.42
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59

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

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I - Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO®(selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) study;
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) study; and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

The commercialization of XPOVIO in the U.S., for both the multiple myeloma and DLBCL indications, is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/ NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union (“EU”), United Kingdom, Singapore, Mainland China, South Korea, Australia, Canada, Taiwan and Israel and is commercially available in a growing number of countries.

In July 2022, the European Commission granted full marketing authorisation for NEXPOVIO in combination with once-weekly Velcade® (bortezomib) and low-dose dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. This approval for the extension of NEXPOVIO's indication in the EU converted the previously received conditional marketing authorisation to a full approval. The marketing authorisation, which marks the second indication for NEXPOVIO, is valid in all 27 member states of the EU as well as Iceland, Liechtenstein, Norway, and Northern Ireland. Stemline Therapeutics B.V., a wholly owned subsidiary of the Menarini Group (“Menarini”), is responsible for all commercialization activities relating to NEXPOVIO in Europe. This indication is based on the results from the Phase 3 BOSTON Study, which evaluated once-weekly administration of selinexor in combination with once-weekly administration of Velcade® and low-dose dexamethasone compared to standard twice-weekly administration of Velcade® plus low-dose dexamethasone in patients with multiple myeloma who have received one to three prior lines of therapy.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer, and myelofibrosis; eltanexor as an oral agent in myelodysplastic neoplasms; and in additional cancer indications with significant unmet medical need. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor.

As of December 31, 2022, we had an accumulated deficit of $1.3 billion. We had net losses of $165.3 million, $124.1 million, and $196.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recognized total revenue of $157.1 million in 2022, including $120.4 million of XPOVIO net product revenue and $36.6 million of license revenue. License revenue included $15.0 million of revenue related to the reimbursement of documented expenses for global development of the selinexor from Menarini and $7.8 million of milestone-related revenue from Antengene Therapeutics Limited (“Antengene”). On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.3578 per share. We received aggregate net proceeds of approximately $154.7 million. As of December 31, 2022, we had $278.0 million in cash, cash equivalents and investments.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue to affect economies, healthcare systems, and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients and business operations. We have experienced and may continue to experience disruptions that could impact clinical trial enrollment and/or our results of operations, including product revenue and our financial condition. Uncertainties relating to the COVID-19 pandemic include the availability, administration rates and effectiveness of vaccines and therapeutics against any variants as new strains of the virus evolve, the continued duration and severity of the pandemic, governmental, business or other actions, and changes to our operations, among others. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. The situation surrounding the COVID-19 pandemic remains fluid and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Annual Report on Form 10-K.

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

Product Revenue Reserves

We recognize product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves are based on the amounts earned, or to be claimed on the related sales, and are generally classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Certain amounts are known at the time of sale based on contractual terms and are recorded pursuant to the most likely amount method, which is the single most likely amount in a range of possible considerations. Other amounts are estimated pursuant to the expected value method, which is the sum of probability-weighted amounts in a range of possible considerations. Relevant factors used in the expected value method include: current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. These reserves reflect our best estimates of the variable consideration based on the terms of the respective underlying contracts.

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

A 10% increase or decrease in these estimates would impact net product revenue by a corresponding increase or decrease of less than $2.0 million.

License and Asset Purchase Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates.

At contract inception, we evaluate all goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that are distinct. Distinct goods or services and distinct bundles of goods or services are considered performance obligations. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. Optional future services that are priced in a manner which provides the customer with a significant or incremental discount are considered performance obligations because they provide the customer with a material right.

We utilize judgment to estimate the transaction price at contract inception. We evaluate contingent milestones to determine if they should be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered likely of being achieved until those approvals are received and are excluded from the transaction price using the most likely amount method. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations are satisfied. At the end of each reporting period, we re-evaluate our estimate of the transaction price including the probability of achieving milestone payments that may not be subject to a material reversal and adjust the transaction price if necessary. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue in the period of adjustment.

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf, and estimating the associated cost incurred for services performed when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees to be paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) in connection with research and development activities as well as fees to be paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

We base our expenses related to CROs and CMOs on our estimates of the services performed and efforts expended pursuant to quotes and contracts with CROs and CMOs that conduct research and development activities on our behalf. The payment terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment. In accruing service fees, we estimate the time period over which the services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimates, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Results of Operations

The following table summarizes our results of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Product revenue, net	$120,445	$98,436	$76,210
License and other revenue	36,629	111,383	31,875
Total revenue	157,074	209,819	108,085
Operating expenses:
Cost of sales	5,213	3,402	2,705
Research and development	148,662	160,842	150,813
Selling, general and administrative	145,401	143,846	126,417
Loss from operations	(142,202)	(98,271)	(171,850)
Other expense, net	(22,720)	(25,549)	(24,114)
Loss before income taxes	(164,922)	(123,820)	(195,964)
Income tax provision	(369)	(268)	(309)
Net loss	$(165,291)	$(124,088)	$(196,273)

Product Revenue, net (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Product revenue, net	$120,445	$98,436	$76,210	$22,009	22%	$22,226	29%

Net product revenue from U.S. commercial sales of XPOVIO for the year ended December 31, 2022 increased 22% as compared to the year ended December 31, 2021 due to an increasing number of patients treated in earlier lines of therapy and improved net price. We expect these trends to continue in 2023, resulting in an increase in net product revenue when compared to 2022.

License and Other Revenue (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Antengene	$13,353	$30,429	$23,749	$(17,076)	(56)%	$6,680	28%
Menarini	15,672	75,000	—	(59,328)	(79)%	75,000	100%
Other	7,604	5,954	8,126	1,650	28%	(2,172)	(27)%
Total license and other revenue	$36,629	$111,383	$31,875	$(74,754)	(67)%	$79,508	249%

License and other revenue for the year ended December 31, 2022 decreased by $74.8 million as compared to the year ended December 31, 2021 primarily due to the $75.0 million one-time upfront payment from Menarini recognized in 2021 and a $21.5 million decrease year over year in development/regulatory milestone revenue from Antengene. These decreases were partially offset by $15.0 million in revenue earned from Menarini in 2022 for the reimbursement of selinexor development related expenses. The license agreements with Menarini (“the Menarini Agreement”) and Antengene are each defined and described in Note 5 “License and Asset Purchase Agreements”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

We expect license and other revenue to remain consistent in 2023 as compared to 2022 primarily due to increased royalties related to the commercialization of selinexor outside the U.S., offset by a decrease in development/regulatory milestone revenue.

Operating Costs and Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Cost of sales	$5,213	$3,402	$2,705	$1,811	53%	$697	26%
Research and development	148,662	160,842	150,813	(12,180)	(8)%	10,029	7%
Selling, general and administrative	145,401	143,846	126,417	1,555	1%	17,429	14%
Total operating expenses	$299,276	$308,090	$279,935	$(8,814)	(3)%	$28,155	10%

Cost of Sales

We began capitalizing XPOVIO inventory costs during the third quarter of 2019 subsequent to FDA approval as such costs are recoverable through the commercialization of XPOVIO. Prior to the capitalization of XPOVIO inventory costs, such costs were recorded as research and development expenses in the period incurred. Therefore, cost of sales recorded during the years ended December 31, 2022, 2021 and 2020 only reflect a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to FDA approval, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon approval were approximately $2.8 million. At December 31, 2022, we had $0.3 million of this previously expensed XPOVIO and related material on-hand.

We expect cost of sales to slightly increase in 2023 as compared to 2022 due primarily to an expected increase in net product sales.

Research and Development Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Personnel costs	$59,095	$52,001	$47,107	$7,094	14%	$4,894	10%
Clinical trial and related costs	56,502	68,473	72,029	(11,971)	(17)%	(3,556)	(5)%
Consulting, professional and other costs	18,714	21,171	21,462	(2,457)	(12)%	(291)	(1)%
Stock-based compensation	14,351	11,842	10,215	2,509	21%	1,627	16%
In-process research and development	—	7,355	—	(7,355)	(100)%	7,355	100%
Total research and development expenses	$148,662	$160,842	$150,813	$(12,180)	(8)%	$10,029	7%

Research and development expenses for the year ended December 31, 2022 decreased by $12.2 million as compared to the year ended December 31, 2021 primarily due to a $12.0 million decrease in clinical trial and related costs due to our prioritization of the core programs in our clinical pipeline and the timing of the purchases of comparator drugs used in clinical trials, coupled with a $7.4 million decrease in in-process research and development costs related to the acquisition of certain assets from Neumedicines Inc. (“Neumedicines”) in the third quarter of 2021, for which there were no similar costs in 2022. These decreases were partially offset by an increase in personnel costs and stock-based compensation, which was largely attributable to $7.5 million of severance-related expenses incurred during 2022 driven primarily by the departures of our former Chief Scientific Officer, Chief Medical Officer and Chief Development Officer.

We expect our research and development expenses to remain relatively consistent in 2023 as compared to 2022, primarily due to increased mid- and late-stage programs within our prioritized core development programs, offset by the cost saving measures we initiated in 2022, which included an overall headcount reduction and continued focus on our prioritized pipeline.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Personnel costs	$68,167	$66,465	$58,568	$1,702	3%	$7,897	13%
Consulting, professional and other costs	56,412	59,594	53,783	(3,182)	(5)%	5,811	11%
Stock-based compensation	20,822	17,787	14,066	3,035	17%	3,721	26%
Total selling, general and administrative expenses	$145,401	$143,846	$126,417	$1,555	1%	$17,429	14%

Selling, general and administrative expenses for the year ended December 31, 2022 increased by $1.6 million as compared to the year ended December 31, 2021 due to an increase in personnel costs and stock-based compensation, which was primarily attributable to $5.7 million of severance-related expenses incurred in 2022, largely in connection with the departure of our former Chief Executive Officer. This increase was partially offset by a decrease in consulting, professional and other costs due to one-time commercial-related activities incurred in 2021.

We expect our selling, general and administrative expenses to increase slightly in 2023 as compared to 2022 due to increased personnel costs.

Other Expense, net (in thousands, except for percentages)

	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Interest expense	$(24,996)	$(26,046)	$(27,140)	$1,050	(4)%	$1,094	(4)%
Interest income	2,359	582	2,820	1,777	305%	(2,238)	(79)%
Other income (expense):
Change in fair value of embedded derivative	280	90	500	190	211%	(410)	(82)%
Foreign currency remeasurement	(376)	(216)	(404)	(160)	74%	188	(47)%
Other	13	41	110	(28)	(68)%	(69)	(63)%
Total other expense, net	$(22,720)	$(25,549)	$(24,114)	$2,829	(11)%	$(1,435)	6%

Other expense, net for the year ended December 31, 2022 decreased by $2.8 million as compared to the year ended December 31, 2021, primarily due to an increase in interest income resulting from higher interest rates on our investments.

We expect other expense, net to decrease in 2023 as compared to 2022 primarily due to an increase in interest income from our investments.

Results of Operations - Years Ended December 31, 2021 and 2020

Discussion and analysis of the results of operations for the year ended December 31, 2021 as compared to the results of operations for the year ended December 31, 2020 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022 (“2021 Form 10-K”).

Liquidity and Capital Resources

Cash flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our common and preferred stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities.

As of December 31, 2022, our principal source of liquidity was $278.0 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $165.3 million for the year ended December 31, 2022. We expect that our cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K.

The following table provides information regarding our cash flows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(149,554)	$(107,116)	$(160,234)
Net cash (used in) provided by investing activities	(104,256)	141,840	(53,685)
Net cash provided by financing activities	193,738	73,648	172,083
Effect of foreign exchange rates	(488)	(48)	268
Net (decrease) increase in cash, cash equivalents and restricted cash	$(60,560)	$108,324	$(41,568)

Net Cash Used in Operating Activities

The $42.4 million increase in net cash used in operating activities during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by 2021 activity including the $75.0 million upfront payment we received from Menarini. This was partially offset by increased cash receipts from increased net product sales in 2022 compared to 2021.

Net Cash (Used in) Provided by Investing Activities

The $246.1 million increase in net cash used in investing activities during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a $180.8 million increase in purchases of investments and a $70.9 million decrease in proceeds from the sales and maturities of investments, partially offset by the use of $5.5 million in 2021 to acquire in-process research and development as a result of our acquisition of assets from Neumedicines.

Net Cash Provided by Financing Activities

The $120.1 million increase in net cash provided by financing activities during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by net proceeds of approximately $154.7 million from a private placement offering of our common stock in 2022 and a $25.2 million increase in proceeds received from the sale of common stock under our “at the market offering” program. This was partially offset by $60.0 million in proceeds received from the Amended Revenue Interest Agreement (as defined below) in 2021.

A discussion of changes in our financial condition for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

Sources of Liquidity

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. We received aggregate net proceeds of approximately $154.7 million.

During the year ended December 31, 2022, we received $3.6 million in milestone payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the Menarini Agreement, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $15.0 million of reimbursements for development related expenses under the Menarini Agreement during the year ended December 31, 2022.

In September 2019, we entered into the Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) and which was amended in June 2021 (the “Amended Revenue Interest Agreement”). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “2018 Open Market Sale Agreement”), with Jefferies LLC, as agent (“Jefferies”), pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million (the “Open Market Shares”). As of December 31, 2022, $64.0 million of Open Market Shares remained available for issuance under the 2018 Open Market Sale Agreement. During the year ended December 31, 2022, we sold an aggregate of 3,991,652 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $35.1 million. During the year ended December 31, 2021, we sold an aggregate of 638,341 Open Market Shares under the Open Market Sale Agreement, for net proceeds of approximately $9.9 million.

On February 17, 2023, we entered into a new Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies, as agent. Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies. Upon entry into the 2023 Open Market Sale Agreement, the 2018 Open Market Sale Agreement was terminated.

Funding Requirements

We expect our expenses to increase in 2023 as compared to 2022. We expect to continue to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of any of our products, to the extent that these functions are not the responsibility of our collaborators.

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

We currently expect that cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Annual Report on Form 10-K.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025, which totaled $3.4 million in 2022 and increase annually; we expect total future lease costs to be approximately $10.5 million;

•
Future long-term debt obligations related to the Notes of $188.0 million over the next three years; and
•
Future royalty obligations to HCR under our Revenue Interest Financing Agreement of approximately $204.2 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $278.0 million as of December 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appears on pages 106 through 113 of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission and is accumulated and communicated to management, including the principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President, Chief Financial Officer and Treasurer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

February 17, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2023 Proxy Statement. We expect to file our 2023 Proxy Statement with the SEC within 120 days of December 31, 2022.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2023 Proxy Statement and is incorporated herein by reference. Information regarding our executive officers is set forth in “Business - Information about Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2023 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for convertible senior notes in 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Accrued Research and Development Costs

Description of the Matter

The Company’s accrued research and development costs totaled $15.6 million at December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued research and development costs are recognized based on various inputs, including an evaluation of the progress to complete specific tasks using data such as clinical site activations, patient enrollment, and other information provided to the Company by its service providers based on their actual costs incurred. Payments for these activities are based on the terms of individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet as accrued expenses.

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

Boston, Massachusetts

February 17, 2023

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$135,188	$190,459
Investments	142,779	38,156
Accounts receivable, net	47,086	22,497
Inventory	4,224	4,106
Prepaid expenses and other current assets	19,821	14,039
Restricted cash	1,064	6,349
Total current assets	350,162	275,606
Property and equipment, net	1,139	1,642
Operating lease right-of-use assets	6,238	7,915
Other assets	—	19,505
Restricted cash	633	637
Total assets	$358,172	$305,305
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,773	$1,603
Accrued expenses	58,415	69,121
Operating lease liabilities	2,872	2,316
Other current liabilities	1,848	678
Total current liabilities	65,908	73,718
Convertible senior notes	170,105	169,293
Deferred royalty obligation	132,718	132,998
Operating lease liabilities, net of current portion	6,097	8,969
Total liabilities	374,828	384,978
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 113,213 and 75,746 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	12	8
Additional paid-in capital	1,327,909	1,098,776
Accumulated other comprehensive (loss) income	(638)	191
Accumulated deficit	(1,343,939)	(1,178,648)
Total stockholders’ deficit	(16,656)	(79,673)
Total liabilities and stockholders’ deficit	$358,172	$305,305

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$120,445	$98,436	$76,210
License and other revenue	36,629	111,383	31,875
Total revenue	157,074	209,819	108,085
Operating expenses:
Cost of sales	5,213	3,402	2,705
Research and development	148,662	160,842	150,813
Selling, general and administrative	145,401	143,846	126,417
Total operating expenses	299,276	308,090	279,935
Loss from operations	(142,202)	(98,271)	(171,850)
Other income (expense):
Interest income	2,359	582	2,820
Interest expense	(24,996)	(26,046)	(27,140)
Other (expense) income, net	(83)	(85)	206
Total other expense, net	(22,720)	(25,549)	(24,114)
Loss before income taxes	(164,922)	(123,820)	(195,964)
Income tax provision	(369)	(268)	(309)
Net loss	$(165,291)	$(124,088)	$(196,273)
Net loss per share—basic and diluted	$(2.02)	$(1.65)	$(2.72)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	81,871	75,218	72,044

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net loss	$(165,291)	$(124,088)	$(196,273)
Other comprehensive (loss) income
Unrealized (loss) gain on investments	(341)	(286)	288
Foreign currency translation adjustment	(488)	(41)	267
Comprehensive loss	$(166,120)	$(124,415)	$(195,718)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2019	65,370	$7	$923,142	$(37)	$(873,338)	$49,774
Vesting of restricted stock	204	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	1,161	—	10,307	—	—	10,307
Stock-based compensation expense	—	—	24,407	—	—	24,407
Issuance of common stock, net of issuance costs	7,188	—	161,776	—	—	161,776
Unrealized gain on investments	—	—	—	288	—	288
Foreign currency cumulative translation adjustment	—	—	—	267	—	267
Net loss	—	—	—	—	(196,273)	(196,273)
Balance at December 31, 2020	73,923	7	1,119,632	518	(1,069,611)	50,546
Vesting of restricted stock	480	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	555	—	3,745	—	—	3,745
Stock-based compensation expense	—	—	29,783	—	—	29,783
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(286)	—	(286)
Foreign currency cumulative translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(124,088)	(124,088)
Balance at December 31, 2021	75,746	8	1,098,776	191	(1,178,648)	(79,673)
Vesting of restricted stock	957	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	726	—	3,977	—	—	3,977
Stock-based compensation expense	—	—	35,399	—	—	35,399
Issuance of common stock, net of issuance costs	35,784	4	189,757	—	—	189,761
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency cumulative translation adjustment	—	—	—	(488)	—	(488)
Net loss	—	—	—	—	(165,291)	(165,291)
Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(165,291)	$(124,088)	$(196,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,399	29,783	24,407
Amortization of debt discount and issuance costs	812	780	8,071
Depreciation and amortization	621	789	972
Net amortization of premiums and discounts on investments	(825)	1,560	1,419
Acquired in-process research and development	—	7,355	—
Other	(281)	(106)	(186)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,084)	(9,616)	(5,019)
Inventory	(118)	(1,462)	(2,627)
Prepaid expenses and other assets	(5,782)	(24,759)	(1,996)
Operating lease right-of-use assets	1,677	1,449	1,254
Accounts payable	1,170	(2,847)	3,465
Accrued expenses and other liabilities	(9,536)	16,260	12,161
Deferred revenue	—	(297)	(4,236)
Operating lease liabilities	(2,316)	(1,917)	(1,646)
Net cash used in operating activities	(149,554)	(107,116)	(160,234)
Investing activities
Purchases of property and equipment	(118)	(212)	(145)
Proceeds from sales and maturities of investments	121,878	192,780	221,037
Purchases of investments	(226,016)	(45,228)	(274,577)
Acquired in-process research and development	—	(5,500)	—
Net cash (used in) provided by investing activities	(104,256)	141,840	(53,685)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	189,761	9,903	161,776
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	3,977	3,745	10,307
Proceeds from Amended Revenue Interest Agreement	—	60,000	—
Net cash provided by financing activities	193,738	73,648	172,083
Effect of exchange rate on cash, cash equivalents and restricted cash	(488)	(48)	268
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,560)	108,324	(41,568)
Cash, cash equivalents and restricted cash at beginning of period	197,445	89,121	130,689
Cash, cash equivalents and restricted cash at end of period	$136,885	$197,445	$89,121
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$135,188	$190,459	$85,918
Short-term restricted cash	1,064	6,349	2,481
Long-term restricted cash	633	637	722
Total cash, cash equivalents and restricted cash	$136,885	$197,445	$89,121
Supplemental disclosures:
Cash paid for interest on convertible debt	$5,175	$5,175	$5,175
Cash paid for amounts included in the measurement of operating lease liabilities	$3,447	$3,277	$3,200
Cash paid for interest on deferred royalty obligation	$29,273	$10,361	$6,014

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking the regulatory approval of selinexor as an oral agent in multiple myeloma, endometrial cancer and myelofibrosis; eltanexor as an oral agent in myelodysplastic neoplasms; and in additional cancer indications with significant unmet medical need. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/ NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union, United Kingdom, Singapore, Mainland China, South Korea, Australia, Canada, Taiwan and Israel and is commercially available in a growing number of countries.

To date, we have financed our operations through a combination of product revenue sales and through private placements of our common and preferred stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds pursuant to a revenue interest financing agreement and subsequent amendment (deferred royalty obligation), proceeds from our “at the market offering” program and cash generated from our business development activities. As of December 31, 2022, we had an accumulated deficit of $1.3 billion. We expect that our cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of (i) Karyopharm Therapeutics Inc., (ii) Karyopharm Securities Corp. (“KPSC”), our wholly-owned Massachusetts corporation incorporated in December 2013, (iii) Karyopharm Europe GmbH, our wholly-owned German limited liability company, incorporated in September 2014, (iv) Karyopharm Therapeutics (Bermuda) Ltd., a limited liability company, registered in Bermuda in March 2015 and dissolved in January 2022, and (v) Karyopharm Israel Ltd., our wholly-owned Israeli subsidiary formed in June 2018. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer and certain other diseases. All of our revenue to date is attributable to the U.S.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including estimates related to our net product revenue, license and other revenue, clinical trial accruals, stock-based compensation expense, interest expense on our deferred royalty obligation, our embedded derivative liability, valuation allowances, and other reported amounts of expenses during the reported period. We base our estimates on historical experience and other market-specific or relevant assumptions that we believe to be reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

The following table summarizes customers that represent 10% or greater of our consolidated total revenue:

	For the Years Ended December 31,
	2022	2021	2020
Customer A	32%	22%	32%
Customer B	24%	14%	15%
Customer C	13%	8%	15%
Menarini	10%	36%	0%
Antengene	9%	15%	22%

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable, net balance:

	As of December 31,
	2022	2021
Antengene	47%	0%
Customer A	21%	36%
Customer B	21%	43%

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value and is not a measure of credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs: Quoted prices in active markets for identical assets or liabilities

Level 2 inputs: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs: Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Investments

We determine the appropriate classification of our investments at the time of purchase. All of our investments are reported as short-term as they are available for use during the normal cycle of business. We review any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment is compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on our consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accounts Receivable

Amounts are recorded as accounts receivable when our right to consideration is unconditional other than the passage of time. Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 to 65 days. We analyze accounts for collectability and periodically evaluate the creditworthiness of our customers. We determined an allowance for credit losses was not material as of both December 31, 2022 and 2021 as we have had no bad debt write-offs to date and we do not currently have credit issues with any customers.

Inventory

Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expenses in the period incurred. We capitalize the costs incurred to manufacture our products after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labelled products.

Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.

We assess the recoverability of our inventory each reporting period and write-down any inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value, and that is not expected to be sold or otherwise consumed before expiry. Inventory write-downs are recorded as cost of sales in the period the impairment is identified.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation or amortization is removed from the consolidated balance sheets and any related gains or losses are reflected on the consolidated statements of operations.

Leases

We determine if an arrangement contains a lease at contract inception based on the facts and circumstances in the arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease right-of-use assets and liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term.

The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, we consider (i) our estimated public credit rating, (ii) our observable debt yields, as well as other bonds in the market issued by other companies with similar credit ratings as us, and (iii) adjustments necessary for collateral, lease term, and inflation or foreign currency.

Most leases include options to renew and/or terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. Leases that have a lease term of 12 months or less at commencement date are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Fixed, or in substance fixed, lease payments on our operating lease are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on our operating lease is recognized within operating expenses on our consolidated statements of operations.

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

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf, and estimating the associated cost incurred for services performed when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees to be paid to contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”) in connection with research and development activities as well as fees to be paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

We base our expenses related to CROs and CMOs on our estimates of the services performed and efforts expended pursuant to quotes and contracts with CROs and CMOs that conduct research and development activities on our behalf. The payment terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment. In accruing service fees, we estimate the time period over which the services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimates, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”), as discussed further in Note 10, “Long-Term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense with a corresponding impact to the classification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Common Stock Warrants

We classify our common stock warrants in stockholder's equity if they only allow for settlement in shares of our common stock, are indexed to our common stock, and meet the criteria for equity classification. See Note 8, “Stockholders’ Equity” for further detail.

Revenue Recognition

To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess whether the goods or services promised within a contract with a customer are distinct and, therefore, represent a separate performance obligation. Goods or services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then determine the transaction price, which is the total amount of consideration we expect to receive from a customer in exchange for the promised goods or services and includes an estimate of any variable consideration in the contract. We then allocate the transaction price to each performance obligation and recognize the associated revenue when (or as) our customer obtains control of the goods or services within the performance obligation.

Incremental costs of obtaining a contract with a customer are capitalized and amortized consistent with the pattern of transferring the goods or services to which the cost relates when the expected amortization period of the asset is greater than one year. Incremental costs are expensed as incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Product Revenue Recognition

We ship XPOVIO in the U.S. to specialty pharmacies and specialty distributors, collectively referred to as our customers, under a limited number of distribution arrangements with such third parties. Our specialty pharmacy customers resell XPOVIO directly to patients, while our specialty distributor customers resell XPOVIO to healthcare entities, who then resell to patients. We also enter into certain arrangements with group purchasing organizations and/or other payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

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

Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are generally classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Certain amounts are known at the time of sale based on contractual terms and are recorded pursuant to the most likely amount method, which is the single most likely amount in a range of possible considerations. Other amounts are estimated pursuant to the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Relevant factors used in the expected value method include: current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. These reserves reflect our best estimates of the variable consideration based on the terms of the respective underlying contracts.

The following are the components of variable consideration related to product revenue:

Cash discounts and distributor fees: We provide customary discounts on XPOVIO sales to our customers for prompt payment, the terms of which are explicitly stated in our contracts with such customers. We also pay fees to our customers for sales order management, data, and distribution services, the terms of which are also explicitly stated in our contracts with such customers. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (cash discounts) or as a component of accrued expenses (distributor fees).

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

License and Asset Purchase Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customer may include non-refundable upfront fees, payments upon the exercise of options, payments based upon the achievement of defined milestones, and royalties on sales of products and product candidates if they are approved and commercialized. Our license and asset purchase agreements are detailed in Note 5, “License and Asset Purchase Agreements”.

At contract inception, we evaluate all goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that are distinct. Distinct goods or services and distinct bundles of goods or services are considered performance obligations. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. Optional future services that are priced in a manner which provides the customer with a significant or incremental discount are considered performance obligations because they provide the customer with a material right.

We utilize judgment to estimate the transaction price at contract inception. We evaluate contingent milestones to determine if they should be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered likely of being achieved until those approvals are received and are excluded from the transaction price using the most likely amount method. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations are satisfied. At the end of each reporting period, we re-evaluate our estimate of the transaction price, including the probability of achieving milestone payments that may not be subject to a material reversal, and adjust the transaction price if necessary. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue in the period of adjustment.

We then determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress, as applicable, for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

For arrangements that include a license of intellectual property and sales-based royalties, including sales-based milestone payments, we recognize revenue when the related sales occur because the license of intellectual property is deemed to be the predominant item to which the royalties relate.

We account for asset purchase agreements under the accounting standards for business combinations and research and development, as applicable. In-process research and development acquired in an asset acquisition is expensed immediately unless there is an alternative future use. Subsequent payments made for the achievement of milestones are evaluated to determine whether they have an alternative future use or should be expensed.

Cost of Sales

Cost of sales includes the cost of producing and distributing inventories related to sales of XPOVIO in the U.S. and sales of selinexor to our partners who commercialize our products outside of the U.S. Cost of sales is recognized in the period the related sales occur and includes compensation expense for employees involved with production and distribution, freight, and indirect overhead costs, as well as third-party royalties payable on net product revenue. Cost of sales may also include excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

Costs for certain research and development activities, such as clinical trials, are recognized based on various inputs, including an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and other information provided to us by our vendors based on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are accordingly reflected in our financial statements as prepaid or accrued research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs are charged to expense as incurred and consist primarily of salaries, benefits, travel, and other related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Accounting for Stock-Based Compensation

We grant stock-based awards to employees and non-employees, including stock options, restricted stock units, and shares issued under our employee stock purchase plan (“ESPP”). We account for all stock-based awards at their fair value as of the grant date and recognize compensation expense on the consolidated statements of operations on a straight-line basis over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options as of the grant date. The fair value of restricted stock units is the quoted closing market price per share on the grant date. Forfeitures are recognized as they occur.

Foreign Currency Transactions

The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded on the consolidated statements of operations and were immaterial for the years ended December 31, 2022, 2021 and 2020.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance against deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. We have evaluated available evidence and concluded that we may not realize the benefit of our deferred tax assets; therefore, a valuation allowance has been established for the full amount of the net deferred tax assets. We recognize interest and/or penalties related to income tax matters in income tax expense. Our state tax provision pertains to income generated by our KPSC entity. Our foreign tax provision pertains to foreign income taxes due by our German and Israel subsidiaries, both of which operate on a cost-plus profit margin basis.

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the periods. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which we have reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not included if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of December 31,
	2022	2021	2020
Outstanding stock options	13,026	12,178	11,276
Unvested restricted stock units	3,403	2,301	1,674

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the years ended December 31, 2022, 2021 and 2020.

As discussed further in Note 8, “Stockholders’ Equity”, on December 5, 2022, we issued warrants to purchase up to 9,537,563 shares of common stock. The warrants were excluded from the calculation of basic and diluted net loss per share during the year ended December 31, 2022 as the warrant holders do not have an obligation to share in our losses.

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in stockholders' deficit that are excluded from net loss, which currently consists of unrealized gains and losses on investments and foreign currency translation adjustments.

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. The following table summarizes activity in each of the product revenue allowance and reserve categories (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Beginning balance at January 1, 2020	$1,002	$1,819	$234	$3,055
Provision related to sales in the current year	9,754	4,263	435	14,452
Credits or payments made	(8,677)	(3,889)	—	(12,566)
Ending balance at December 31, 2020	2,079	2,193	669	4,941
Provision (reversal) related to sales in the current year	13,546	7,849	(235)	21,160
Credits or payments made	(13,714)	(7,736)	(90)	(21,540)
Ending balance at December 31, 2021	1,911	2,306	344	4,561
Provision related to sales in the current year	17,920	9,979	219	28,118
Credits or payments made	(16,966)	(8,551)	(21)	(25,538)
Ending balance at December 31, 2022	$2,865	$3,734	$542	$7,141

Discounts and chargebacks are recorded as reductions of accounts receivable, and returns, fees, rebates, and other incentives are recorded as a component of accrued expenses.

As of December 31, 2022 and 2021, net product revenue of $23.6 million and $20.0 million, respectively, was included in accounts receivable, net.

4. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of December 31,
	2022	2021
Raw materials	$1,370	$1,797
Work in process	1,878	1,895
Finished goods	976	414
Total inventory	$4,224	$4,106

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

5. License and Asset Purchase Agreements

The following license and asset purchase agreements affected the consolidated financial statements during the years ended December 31, 2022, 2021 and 2020:

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

The Amended Antengene Agreement will continue in effect on a product-by-product, country-by-country basis until the later of the tenth anniversary of the first commercial sale of the applicable product in such country or the expiration of specified patent protection and regulatory exclusivity periods for the applicable product in such country. However, the Amended Antengene Agreement may be terminated earlier by (i) either party for breach of the Amended Antengene Agreement by the other party or in the event of the insolvency or bankruptcy of the other party, (ii) Antengene on a product-by-product basis for certain safety reasons or on a product-by-product, country-by-country basis for any reason with 180 days prior notice or (iii) us in the event Antengene challenges or assists with a challenge to certain of our patent rights.

We assessed the Amended Antengene Agreement and concluded that the amendment was a contract modification. We further concluded that the performance obligations under the Amended Antengene Agreement were the same performance obligations identified in the Original Antengene Agreement, including the following material promises under the contract: (i) exclusive licenses for each Antengene Licensed Compound; (ii) initial data transfers for each Antengene Licensed Compound, which consisted of regulatory data compiled by us for the Antengene Licensed Compounds as of May 2018 (the “Antengene Effective Date”); and (iii) obligations to stand-ready to provide an initial clinical supply for each Antengene Licensed Compound.

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

We further determined that the up-front payment of $11.7 million, received upon execution of the Original Antengene Agreement, constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the performance obligations based on their relative standalone selling prices. We determined that substantially all of the total standalone selling price in the arrangement was derived from the four Antengene Combined License Obligations for selinexor, eltanexor, KPT-9274 and verdinexor. In connection therewith, we also estimated the standalone selling price for each of the material rights within the Antengene Transfer Options, and determined that such amounts were insignificant, and, therefore, immaterial for purposes of allocation. Accordingly, we allocated the $11.7 million transaction price among the Antengene Combined License Obligations as follows: $9.4 million for selinexor, $1.1 million for eltanexor, $1.0 million for KPT-9274, and $0.2 million for verdinexor. We believe that a change in the assumptions used to determine our best estimate of the standalone selling prices for any of the identified performance obligations would not have a significant effect on the allocation of the underlying transaction price to the performance obligations.

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

All development and regulatory milestones, which represent variable consideration, will be evaluated each reporting period and included in the transaction price if the milestone is considered likely of achievement and if it is probable that a significant revenue reversal will not occur in future periods. Milestones included in the transaction price will be fully recognized in revenue in the same reporting period because all performance obligations that received an allocation of the transaction price were fully satisfied as December 31, 2021.

Any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene.

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

We assessed this arrangement and concluded that the contract counterparty, Menarini, is a customer. We identified the following material promises in the arrangement: the granting of a non-exclusive license to develop, and an exclusive license to commercialize, product and label the Product, as well as the initial transfer of know-how and information to Menarini. We also identified immaterial promises under the contract relating to information exchanges and participation on operating committees and other working groups that were not deemed performance obligations. As for the supply of the Product, the Menarini Agreement provides that we will supply to Menarini, and Menarini will purchase from us, all required quantities of Product for the Menarini Territory in accordance with a supply agreement separately entered into by and between us and Menarini in 2022 (the “Supply Agreement”). We determined that the promise of the Supply Agreement was not a performance obligation at the outset of the arrangement as the rate charged for the Product was not at a significant and incremental discount and therefore did not represent a material right. We then determined that the granting of the license and the initial transfer of know-how were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). Based on these determinations, we identified one distinct performance obligation at the inception of the contract: the Combined Performance Obligation. We further determined that the up-front payment of $75.0 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the Combined Performance Obligation. The Combined Performance Obligation was fully satisfied as of December 31, 2021.

All development and regulatory milestones, which represent variable consideration, will be evaluated each reporting period and included in the transaction price if the milestone is considered likely of achievement and if it is probable that a significant revenue reversal will not occur in future periods. Milestones included in the transaction price will be fully recognized in revenue in the same reporting period because the Combined Performance Obligation was fully satisfied as of December 31, 2021.

Any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Menarini, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Menarini.

FORUS Therapeutics Inc. Distribution Agreement

In December 2020, we entered into an exclusive distribution agreement (the “FORUS Agreement”) for the commercialization of XPOVIO in Canada with FORUS Therapeutics Inc. (“FORUS”). Under the terms of the FORUS Agreement, we granted exclusive rights to FORUS as our sole and exclusive distributor of selinexor within Canada. Pursuant to the terms of the FORUS Agreement, we received an upfront payment of $5.0 million in the fourth quarter of 2020. We are also eligible to receive additional payments if certain prespecified regulatory and commercial milestones are achieved by FORUS, as well as double-digit royalties on future net sales of XPOVIO in Canada. We have retained the exclusive production rights and will supply finished products to FORUS for commercial use in Canada.

We assessed the FORUS Agreement and concluded that the contract counterparty, FORUS, is a customer. We identified the following material promises under the contract: (i) transfer of exclusive rights to distribute XPOVIO in Canada; and (ii) initial data transfer, which consisted of development and regulatory data compiled by us.

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

The regulatory milestones, which represent variable consideration, are evaluated each reporting period and are included in the transaction price if the milestone is considered likely of achievement and if it is probable that a significant revenue reversal will not occur in future periods. Once included in the transaction price, the milestone will be fully recognized in revenue in the same reporting period because the performance obligation that received an allocation of the transaction price was fully satisfied as of December 31, 2020.

Any consideration related to commercial milestones, as well as royalties on net sales upon commercialization of XPOVIO by FORUS, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to FORUS.

Neumedicines Asset Purchase Agreement

In November 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Neumedicines Inc. (“Neumedicines”). Pursuant to the Asset Purchase Agreement, we agreed to acquire certain clinical-stage assets from Neumedicines, including a proprietary recombinant human interleukin 12 (“Il-12”). The acquisition closed in July 2021 (the “Closing”), having a total value of approximately $7.4 million. We paid $0.5 million in cash during the year ended December 31, 2020, and at the time of closing, paid $5.5 million in cash and issued 150,000 shares of our common stock to Neumedicines. Further, we will owe Neumedicines up to $65.0 million in royalty payments on net product sales of the acquired IL-12 asset (“KPT-1200”) and an additional 75,000 shares of our common stock as well as other contingent and variable cash payments upon the satisfaction of certain development and regulatory milestones. The $7.4 million of consideration was recorded as research and development expense for the year ended December 31, 2021. The $5.5 million cash portion of the consideration paid at the time of closing was recorded as an investing activity on the consolidated statement of cash flows for the year ended December 31, 2021. Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania.

Summary of License and Other Revenue

The following table presents information about our license and other revenue (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Antengene	$13,353	$30,429	$23,749
Menarini	15,672	75,000	—
Other	7,604	5,954	8,126
Total license and other revenue	$36,629	$111,383	$31,875

During the year ended December 31, 2022, we recognized (i) $7.8 million of milestone-related revenue, $3.8 million of royalty revenue, and $1.8 million of other reimbursement revenue from Antengene; (ii) $15.0 million of revenue for the reimbursement of development related expenses, $0.3 million of royalty revenue, and $0.4 million of other reimbursement revenue from Menarini; (iii) $5.2 million of royalty revenue and $1.5 million of milestone revenue under the FORUS Agreement; and (iv) $0.8 million of milestone-related revenue from our other partners.

During the year ended December 31, 2021, we recognized $29.3 million of milestone-related revenue, $0.8 million of royalty revenue, and $0.3 million of other revenue from Antengene. We also recognized $75.0 million of revenue related to the upfront payment we received from Menarini and $6.0 million of other revenue.

During the year ended December 31, 2020, we recognized $13.7 million of revenue related to upfront payments, $9.8 million of milestone-related revenue, and $0.2 million of other revenue from Antengene. We also recognized $5.0 million in revenue under the FORUS Agreement and $3.1 million of other revenue.

License and other revenue of $22.5 million and $2.5 million were included in accounts receivable, net at December 31, 2022 and 2021, respectively. License and other revenue of $7.8 million and $1.4 million were included in other current assets at December 31, 2022 and 2021, respectively. There was no license and other revenue in other long-term assets at December 31, 2022. License and other revenue of $19.5 million were included in other long-term assets at December 31, 2021.

6. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at December 31, 2022 and 2021.

Items classified as Level 2 consist of corporate debt securities, commercial paper, and U.S. government and agency securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement we entered into with HCR in September 2019 and amended in June 2021 (the “Amended Revenue Interest Agreement”), as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net on the consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$115,498	$115,498	$—	$—
Commercial paper	7,629	—	7,629	—
Investments:
Corporate debt securities	78,143	—	78,143	—
Commercial paper	43,914	—	43,914	—
U.S. government and agency securities	20,722	—	20,722	—
	$265,906	$115,498	$150,408	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,947	$32,947	$—	$—
U.S. government and agency securities	12,000	12,000	—	—
Commercial paper	11,998	—	11,998	—
Investments:
Corporate debt securities	24,269	—	24,269	—
Commercial paper	12,995	—	12,995	—
U.S. government and agency securities	892	—	892	—
	$95,101	$44,947	$50,154	$—
Financial liability
Embedded derivative liability	$3,080	$—	$—	$3,080

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability (in thousands):

Embedded Derivative Liability
Balance as of December 31, 2020	$1,800
Change in fair value	(90)
Addition of value as a result of Amended Revenue Interest Agreement	1,370
Balance as of December 31, 2021	3,080
Change in fair value	(280)
Balance as of December 31, 2022	$2,800

7. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale (in thousands):

	As of December 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,411	$3	$(271)	$78,143
Commercial paper	43,944	1	(31)	43,914
U.S. government and agency securities	20,768	—	(46)	20,722
Total	$143,123	$4	$(348)	$142,779

	As of December 31, 2021
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$24,272	$3	$(6)	$24,269
Commercial paper	12,998	—	(3)	12,995
U.S. government and agency securities	891	1	—	892
Total	$38,161	$4	$(9)	$38,156

At December 31, 2022 and 2021, we held 60 and 10 debt securities, respectively, that were in an unrealized loss position. The unrealized losses at December 31, 2022 and 2021 were attributable to changes in interest rates and do not represent credit losses. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All our investments mature within two years from December 31, 2022. The following tables summarize our debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$72,820	$(271)	$—	$—	$72,820	$(271)
Commercial paper	35,589	(31)	—	—	35,589	(31)
U.S. government and agency securities	20,722	(46)	—	—	20,722	(46)
Total	$129,131	$(348)	$—	$—	$129,131	$(348)

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$16,655	$(6)	$—	$—	$16,655	$(6)
Commercial paper	9,995	(3)	—	—	9,995	(3)
Total	$26,650	$(9)	$—	$—	$26,650	$(9)

8. Stockholders’ Equity

Private Placement Offering

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. We received aggregate net proceeds of approximately $154.7 million. The warrants are exercisable at any time between December 7, 2022 and December 7, 2027.

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

Open Market Sale Agreement

On August 17, 2018, we entered into an Open Market Sale Agreement (the “2018 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through Jefferies (the “Open Market Offering”). On May 5, 2020, we entered into Amendment No. 1 to the 2018 Open Market Sale Agreement, pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million, from $75.0 million to up to $175.0 million (the “Open Market Shares”).

During the years ended December 31, 2022 and 2021, we sold an aggregate of 3,991,652 and 638,341 Open Market Shares, respectively, under the 2018 Open Market Sale Agreement, for net proceeds of approximately $35.1 million and $9.9 million, respectively. During the year ended December 31, 2020, we did not sell any shares under the 2018 Open Market Sale Agreement. As of December 31, 2022, $64.0 million of Open Market Shares remained available for issuance under the 2018 Open Market Sale Agreement.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies, as agent. Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies (the “2023 Open Market Offering”).

Under the 2023 Open Market Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the 2023 Open Market Sale Agreement, but we have no obligation to sell any of the Shares in the 2023 Open Market Offering.

We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. We have agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Shares in the amount of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the 2023 Open Market Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

Upon entry into the 2023 Open Market Sale Agreement, the 2018 Open Market Sale Agreement was terminated.

9. Stock-based Compensation

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), succeeding our 2013 Stock Incentive Plan (the “2013 Plan”), which has expired and under which no further grants may be made. Under the terms of the 2022 Plan, 2013 Plan and the 2010 Stock Incentive Plan, which was replaced by the 2013 Plan, we granted stock options and restricted stock units (“RSUs”) to our employees, officers, directors, consultants and advisors. Stock options have a ten-year term and an exercise price equal to the fair market value of a share of our common stock on the grant date. Stock options vest over four years with 25% vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter. The RSUs generally vest in four equal annual installments beginning on the first anniversary of the grant date.

The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2022 Plan is equal to the sum of: (i) 4,100,000 shares; and (ii) such additional number of shares (up to 14,231,243) as is equal to the sum of (x) the number of shares of common stock under the 2013 Plan that remained available for grant under the 2013 Plan immediately prior to May 19, 2022 and (y) the number of shares of common stock subject to awards granted under the 2013 Plan that are outstanding as of such date which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. As of December 31, 2022, there were 5,632,984 shares available for future grants under the 2022 Plan.

During 2022, 2021, and 2020, we also granted stock options and RSUs through inducement grants outside of our stockholder approved equity compensation plans as permitted under the Nasdaq Stock Market listing rules to certain employees to induce them to accept employment with us (collectively, “Inducement Awards”). In February 2022, our Board approved the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) under which 850,000 shares of common stock were initially reserved for issuance for inducement awards to be granted to newly hired full-time employees. In May 2022, the Board amended the 2022 Inducement Plan to increase the total number of shares reserved for issuance under the 2022 Inducement Plan to 1,700,000. We assessed the terms of these Inducement Awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. As of December 31, 2022, there were 491,300 shares available for future grants under the 2022 Inducement Plan.

As of December 31, 2022, we had 22,553,468 shares reserved for issuance, which includes shares available for future grants and outstanding stock options and RSUs under the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the Inducement Awards granted under the 2022 Inducement Plan).

During the year ended December 31, 2022, we accelerated the vesting and extended the exercise date of certain stock-based awards granted to our former Chief Executive Officer and former Chief Scientific Officer in connection with their departure from the Company in May 2022. These modifications resulted in the recognition of incremental stock-based compensation expense of $7.4 million.

Stock-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cost of sales	$226	$154	$126
Research and development	14,351	11,842	10,215
Selling, general and administrative	20,822	17,787	14,066
Total	$35,399	$29,783	$24,407

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Options	$21,513	$19,288	$16,976
RSUs	12,587	9,348	6,017
ESPP	1,299	1,147	1,414
Total	$35,399	$29,783	$24,407

Stock Options

The following table summarizes stock option activity related to the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the stock option Inducement Awards granted under the 2022 Inducement Plan):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	12,177,700	$12.69	6.6	$2,289
Granted	3,074,445	$8.52
Exercised	(218,906)	$7.66
Forfeited	(2,006,880)	$14.97
Options outstanding at December 31, 2022	13,026,359	$11.46	5.3	$6
Options exercisable at December 31, 2022	8,484,449	$12.44	3.7	$6

The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $1.0 million and $9.4 million respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the stock option awards:

	For the Years Ended December 31,
	2022	2021	2020
Volatility	79%-81%	76%-78%	78%-82%
Expected term (in years)	5.5-6.1	5.9-6.1	6.0
Risk-free interest rate	1.69%-4.23%	0.62%-1.35%	0.30%-1.52%
Dividend	—%	—%	—%

We use the simplified method to calculate the expected term as our historical exercise data does not provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. Our expected stock price volatility assumption is based on the historical volatility of our publicly traded stock. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We account for forfeitures as they occur.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2022, 2021 and 2020 was $5.83, $7.57 and $12.17 per share, respectively.

At December 31, 2022, there was $25.6 million of unrecognized compensation related to unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in two or four equal annual installments provided that the employee remains employed with us on the vesting date.

The following is a summary of RSU activity for the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the RSU Inducement Awards granted under the 2022 Inducement Plan):

	Number of Shares Underlying RSUs	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2021	2,300,649	$13.92
Granted	2,782,806	$9.05
Forfeited	(722,902)	$12.36
Vested	(957,728)	$13.62
Unvested at December 31, 2022	3,402,825	$10.35

As of December 31, 2022, there was $26.2 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

We have an ESPP that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, our stockholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the Board. As of December 31, 2022, 286,152 shares of our common stock remained available for issuance under the ESPP.

During the years ended December 31, 2022, 2021 and 2020, $2.3 million, $2.0 million and $2.9 million, respectively, was withheld from employees, on an after-tax basis, in order to purchase 508,391, 330,257 and 249,228 shares of our common stock, respectively. As of December 31, 2022, there was $0.4 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2022	2021	2020
Volatility	68%-131%	58%-68%	58%-110%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.06%-4.58%	0.03%-0.06%	0.11%-0.12%
Dividend	—%	—%	—%

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

As of December 31, 2022, none of the above circumstances had occurred and as such, the Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Notes as of December 31, 2022.

The outstanding balances of the Notes consisted of the following (in thousands):

	As of December 31,
	2022	2021
Principal	$172,500	$172,500
Less: debt issuance costs	(2,395)	(3,207)
Net carrying amount	$170,105	$169,293

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of December 31, 2022, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of December 31, 2022 and 2021 was approximately $133.1 million and $139.2 million, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Contractual interest expense	$5,175	$5,175	$5,175
Amortization of debt discount	—	—	7,685
Amortization of debt issuance costs	812	780	386
Total	$5,987	$5,955	$13,246

Future minimum payments on the Notes were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2023	$5,175
2024	5,175
2025	177,675
Total minimum payments	$188,025
Less: interest expense and issuance costs	(17,920)
Convertible senior notes	$170,105

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (“the Revenue Interest Agreement”) with HCR. In June 2021, we, and certain of our subsidiaries, entered into an amendment of the Revenue Interest Agreement (the “Amended Revenue Interest Agreement”) with, among others, HCR. We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million upon closing of the Amended Revenue Interest Agreement (the “Second Investment Amount” and, together with the First Investment Amount, the “Investment Amount”).

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

If HCR has not received 100% of the First Investment Amount and 65% of the Second Investment amount by December 31, 2024, or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously paid to HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets. As of December 31, 2022, we have made $45.6 million in payments to HCR.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have also determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition, as further described in Note 6, “Fair Value Measurements” to our consolidated financial statements.

The effective interest rate as of December 31, 2022 was 15%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at both December 31, 2022 and December 31, 2021 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2022 and 2021 and is based on our current estimates of future payments to HCR over the life of the arrangement, which are considered Level 3 inputs.

11. Commitments and Contingencies

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). The lease contains a renewal option for an additional five years which was not included in the lease term as its exercise is not reasonably certain. Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified within long-term restricted cash on the consolidated balance sheets.

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The operating lease costs for each of the years ended December 31, 2022, 2021 and 2020 were $2.8 million. Variable lease costs pertain to reimbursement of certain landlord expenses and were immaterial for each of the years ended December 31, 2022, 2021 and 2020.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were immaterial for the years ended December 31, 2022, 2021 and 2020.

Lease Commitments

As of December 31, 2022, future minimum lease payments under non-cancellable operating lease agreements for which we have recognized operating lease right-of-use assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2023	$3,718
2024	3,817
2025	2,918
Total minimum lease payments	$10,453
Less: present value adjustment	(1,484)
Operating lease liabilities	$8,969

As of December 31, 2022, the remaining lease term on the Newton, MA Lease was 2.8 years and the discount rate used to calculate the operating lease liability was 11%.

Litigation

From time to time we may face legal claims or actions in the normal course of business. There are no outstanding legal claims or actions as of December 31, 2022.

12. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Compensation and employee-related costs	$19,625	$19,687
Research and development costs	15,600	15,894
Interest	11,673	21,978
Product rebates, discounts, reserves, and royalties	5,110	3,938
Other	6,407	7,624
Total accrued expenses	$58,415	$69,121

13. Related Party Transactions

We paid consulting expenses of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, for consulting services with certain related parties, including a family member of management and a board member. Amounts due to related parties included in accounts payable and accrued expenses at both December 31, 2022 and 2021 were insignificant.

14. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,
	Estimated Useful Life (In Years)	2022	2021
Laboratory equipment	4	$870	$822
Furniture and fixtures	5	654	654
Office and computer equipment	3	809	772
Leasehold improvements	Lesser of useful life or lease term	5,451	5,451
Total property and equipment		7,784	7,699
Less accumulated depreciation and amortization		(6,645)	(6,057)
Total property and equipment, net		$1,139	$1,642

15. 401(k) Plan

We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, we adopted a Safe Harbor Plan that provides a Company match up to 4% of components of employee compensation. We contributed a match of $3.1 million, $2.9 million, and $2.9 million to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

16. Income Taxes

We recorded an income tax provision of $0.4 million, $0.3 million, and $0.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Our income tax provision pertains to income generated by our KPSC entity, as well as foreign income taxes due by our German and Israel subsidiaries, both of which operate on a cost-plus profit margin. Our current income tax provision was almost entirely foreign tax expense for the years ended December 31, 2022 and 2021. The components of our current income tax provision consisted of $0.1 million in state tax expense and $0.2 million in foreign income tax expense for the year ended December 31, 2020. We did not have a deferred income tax provision for the years ended December 31, 2022, 2021 and 2020.

The components of income (loss) before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Foreign	$892	$(30,052)	$(37,088)
U.S.	(165,814)	(93,768)	(158,876)
Total	$(164,922)	$(123,820)	$(195,964)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of our deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
U.S. and state net operating loss carryforwards	$189,629	$187,762
Research and development credits	100,436	88,091
Fixed assets and intangible assets	27,312	28,268
Stock-based compensation	13,818	12,555
Accruals and other temporary differences	6,613	5,964
Interest Expense - Sec 163(j)	9,236	3,704
Lease liability	2,193	2,676
Applicable High Yield Discount Obligation Interest	—	2,069
Capitalized research and development	27,748	388
Deferred royalty embedded derivative	679	720
Deferred royalty obligation	1,805	—
Unicap - Sec 263A	1,214	903
Valuation allowance	(379,166)	(330,902)
Total deferred tax assets	1,517	2,198
Deferred tax liabilities:
Convertible debt amortization	(5)	(6)
Right-of-use asset	(1,512)	(1,849)
Deferred royalty obligation	—	(343)
Total deferred tax liabilities	(1,517)	(2,198)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for us during 2022 and resulted in capitalized R&D costs of $131.4 million as of December 31, 2022. We will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2022, 2021 and 2020. The valuation allowance increased by approximately $48.3 million during the year ended December 31, 2022 primarily due to increased capitalization of R&D expenditures in 2022 as required by changes to the tax laws from the TCJA as described above.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.0%	0.8%	1.6%
Permanent differences	(3.3)%	(2.7)%	(1.0)%
Research and development credit	6.3%	11.3%	6.5%
Foreign rate differential	—%	(5.2)%	(4.1)%
Change in valuation allowance	(29.3)%	(35.4)%	(25.7)%
Migrated intellectual property	—%	13.9%	2.1%
Stock-based compensation and 162m adjustment	(2.0)%	(4.3)%	(0.6)%
Provision to return adjustments	—%	(0.5)%	0.3%
Other	3.1%	0.9%	(0.3)%
Effective income tax rate	(0.2)%	(0.2)%	(0.2)%

As of December 31, 2022, 2021 and 2020, we had U.S. federal net operating loss carryforwards of approximately $737.4 million, $735.2 million and $698.8 million, respectively, which may be able to offset future income tax liabilities. Of the $737.4 million carryforward as of December 31, 2022, $444.5 million of the carryforward has an indefinite life and $292.9 million will expire at various dates through 2037. As of December 31, 2022, 2021 and 2020, we had U.S. state net operating loss carryforwards of approximately $616.4 million, $590.3 million and $575.2 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2042. As of December 31, 2022, 2021 and 2020, we did not have any foreign net operating loss carryforwards to offset future foreign income tax liabilities.

As of December 31, 2022, 2021 and 2020, we had federal research and development and orphan drug tax credit carryforwards of approximately $90.9 million, $80.6 million and $69.8 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2042. As of December 31, 2022, 2021 and 2020, we had state research and development tax credit carryforwards of approximately $12.0 million, $9.4 million and $6.8 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2037. We completed a study of R&D tax credits through December 31, 2020 and adjusted our deferred tax asset for the results of that study. For the years ending December 31, 2022 and 2021, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Prior to executing the Menarini Agreement in December 2021, the rights to, among other things, develop, manufacture and commercialize selinexor in the Menarini Territory were transferred from our former Bermuda subsidiary, Karyopharm Therapeutics (Bermuda) Ltd., to Karyopharm Therapeutics Inc. For tax purposes, the transfer is treated as a return of capital and the fair market value of the rights are recorded as an intangible asset that is amortized over a fifteen-year period. The fair market value of the rights was determined to be equal to the $75.0 million upfront payment we received from Menarini and was recorded as a $17.2 million deferred tax asset, fully offset by a valuation allowance.

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

We will recognize interest and penalties related to uncertain tax positions in the income tax provision. As of December 31, 2022, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We or one of our subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. Our federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2019)

3.2

Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 2, 2022)

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2

Indenture (including form of Note) with respect to the Registrant’s 3.00% convertible senior notes due 2025, dated as of October 16, 2018, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 16, 2018)

4.3

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 24, 2021)

4.4

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.2*

Forms of Non-Qualified Stock Option Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.3*

2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.4*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.5*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.6*

Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.7*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.8*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.9*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.10*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted January 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.11*	2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 8, 2022)

10.12*

Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.13*

Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.14*	Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023

10.15*

Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167), filed with the Commission on February 15, 2023

10.16*

Form of Nonstatutory Stock Option Agreement for Inducement Grants (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.17*

Form of Nonstatutory Stock Option Agreement for Inducement Grants adopted August 25, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.18*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.19*

Amendment No. 1 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant's Registration Statement on Form S-8 (File No. 333-265386) filed with the Commission on June 3, 2022)

10.20*	Amendment No. 2 to the 2022 Inducement Stock Incentive Plan

10.21*

Form of Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.22*

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.23*	Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Inducement Stock Incentive Plan adopted February 9, 2023

10.24*

2020 Israeli Equity Incentive Sub Plan to the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.25*	2022 Israeli Equity Incentive Sub Plan to the 2022 Equity Incentive Plan

10.26*

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.27*

Karyopharm Therapeutics Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 6, 2019)

10.28*

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.29*	Non-Employee Director Compensation Policy

10.30*

Offer Letter, dated as of April 28, 2021, between the Registrant and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.31*

Offer Letter, dated February 3, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.32*

Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020)

10.33*

Nonstatutory Stock Option Agreement, dated February 25, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.34*

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Registrant and Michael Kauffman, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.35*

Transition Agreement, dated March 28, 2022, between the Registrant and Michael G. Kauffman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on March 29, 2022)

10.36*

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.37*

Transition Agreement, dated March 28, 2022, between the Registrant and Sharon Shacham (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on March 29, 2022)

10.38*

Severance Agreement, dated February 18, 2022, between the Registrant and Jatin Shah (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 5, 2022)

10.39*

Consulting Agreement, dated March 1, 2022, between the Registrant and Jatin Shah (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 5, 2022)

10.40*

Amendment #1 to Consulting Agreement, dated March 21, 2022, between the Registrant and Jatin Shah (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 5, 2022)

10.41*

Severance Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.42*

Consulting Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.43

Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.44

First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.45

Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.46

Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.47

Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.48

Fifth Amendment to Lease, dated as of August 13, 2020, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.49

Open Market Sale Agreement, dated August 17, 2018, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 17, 2018)

10.50

Amendment No. 1 to the Open Market Sale Agreement, by and between the Registrant and Jefferies LLC, dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 5, 2020)

10.51†

License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.52**

Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 8, 2020)

10.53

Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.54**

License Agreement, dated as of December 17, 2021, between the Registrant and Berlin-Chemie AG (Menarini Group) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K (file No. 001-36167) filed with the Commission on March 1, 2022)

10.55**

Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

10.56**

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021)

10.57

Securities Purchase Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.58

Registration Rights Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

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

Date: February 17, 2023	KARYOPHARM THERAPEUTICS INC.

	By:	/s/ Richard Paulson
Richard Paulson President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Paulson	President and Chief Executive Officer and Director	February 17, 2023
Richard Paulson	(Principal Executive Officer)

/s/ Michael Mason Michael Mason	Executive Vice President, Chief Financial Officer and Treasurer	February 17, 2023
(Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	February 17, 2023
Garen G. Bohlin

/s/ Barry E. Greene	Director	February 17, 2023
Barry E. Greene

/s/ Peter Honig	Director	February 17, 2023
Peter Honig, M.D., M.P.H.

/s/ Mansoor Raza Mirza	Director	February 17, 2023
Mansoor Raza Mirza, M.D.

/s/ Christy J. Oliger	Director	February 17, 2023
Christy J. Oliger

/s/ Deepika R. Pakianathan	Director	February 17, 2023
Deepika R. Pakianathan, Ph.D.

/s/ Chen Schor	Director	February 17, 2023
Chen Schor