Form 10-Q
period 2023-03-31
Karyopharm Therapeutics Inc.
filed 2023-05-04
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 114,010,448 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$84,062	$135,188
Investments	176,322	142,779
Accounts receivable, net	35,200	47,086
Inventory	3,827	4,224
Prepaid expenses and other current assets	18,284	19,821
Restricted cash	846	1,064
Total current assets	318,541	350,162
Property and equipment, net	849	1,139
Operating lease right-of-use assets	5,776	6,238
Restricted cash	634	633
Total assets	$325,800	$358,172
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,045	$2,773
Accrued expenses	47,032	58,415
Operating lease liabilities	2,977	2,872
Other current liabilities	2,501	1,848
Total current liabilities	61,555	65,908
Convertible senior notes	170,306	170,105
Deferred royalty obligation	132,718	132,718
Operating lease liabilities, net of current portion	5,310	6,097
Other liabilities	1,085	—
Total liabilities	370,974	374,828
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 113,971 and 113,213 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	1,333,298	1,327,909
Accumulated other comprehensive loss	(419)	(638)
Accumulated deficit	(1,378,065)	(1,343,939)
Total stockholders’ deficit	(45,174)	(16,656)
Total liabilities and stockholders’ deficit	$325,800	$358,172

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$28,288	$28,300
License and other revenue	10,410	19,370
Total revenue	38,698	47,670
Operating expenses:
Cost of sales	1,351	1,426
Research and development	32,339	42,062
Selling, general and administrative	35,907	38,768
Total operating expenses	69,597	82,256
Loss from operations	(30,899)	(34,586)
Other income (expense):
Interest income	2,849	74
Interest expense	(5,758)	(6,684)
Other expense, net	(264)	(73)
Total other expense, net	(3,173)	(6,683)
Loss before income taxes	(34,072)	(41,269)
Income tax provision	(54)	(130)
Net loss	$(34,126)	$(41,399)
Net loss per share—basic and diluted	$(0.30)	$(0.53)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	113,481	77,570

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(34,126)	$(41,399)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	33	(14)
Foreign currency translation adjustment	186	(90)
Comprehensive loss	$(33,907)	$(41,503)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(34,126)	$(41,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,389	7,336
Depreciation and amortization	290	177
Amortization of debt issuance costs	201	198
Net amortization of premiums and discounts on investments	(1,126)	45
Other	4	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	11,886	(2,495)
Inventory	397	232
Prepaid expenses and other assets	1,537	(15,600)
Operating lease right-of-use assets	462	397
Accounts payable	6,272	1,837
Accrued expenses and other liabilities	(9,414)	(9,387)
Operating lease liabilities	(682)	(536)
Net cash used in operating activities	(18,910)	(59,197)
Investing activities
Purchases of property and equipment	—	(79)
Proceeds from sales and maturities of investments	27,944	21,584
Purchases of investments	(60,332)	(35,540)
Net cash used in investing activities	(32,388)	(14,035)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	29,316
Proceeds from the exercise of stock options	—	1,467
Net cash provided by financing activities	—	30,783
Effect of exchange rate on cash, cash equivalents and restricted cash	(45)	(90)
Net decrease in cash, cash equivalents and restricted cash	(51,343)	(42,539)
Cash, cash equivalents and restricted cash at beginning of period	136,885	197,445
Cash, cash equivalents and restricted cash at end of period	$85,542	$154,906
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$84,062	$153,256
Short-term restricted cash	846	1,014
Long-term restricted cash	634	636
Total cash, cash equivalents and restricted cash	$85,542	$154,906
Supplemental disclosures:
Cash paid for amounts included in the measurement of operating lease liabilities	$923	$841
Cash paid for interest on deferred royalty obligation	$4,076	$15,784

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	758	—	—	—	—	—
Stock-based compensation expense	—	—	5,389	—	—	5,389
Unrealized gain on investments	—	—	—	33	—	33
Foreign currency translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	(34,126)	(34,126)
Balance at March 31, 2023	113,971	$12	$1,333,298	$(419)	$(1,378,065)	$(45,174)

Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	565	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	167	—	1,467	—	—	1,467
Stock-based compensation expense	—	—	7,336	—	—	7,336
Issuance of common stock, net of issuance costs	2,941	—	29,294	—	—	29,294
Unrealized loss on investments	—	—	—	(14)	—	(14)
Foreign currency translation adjustment	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(41,399)	(41,399)
Balance at March 31, 2022	79,419	$8	$1,136,873	$87	$(1,220,047)	$(83,079)

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

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union, United Kingdom, Singapore, Mainland China, South Korea, Australia, Canada, Taiwan and Israel and is commercially available in a growing number of countries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 17, 2023 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2023 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Gross product revenue	$37,065	$34,910
Provisions for product revenue	(8,777)	(6,610)
Total product revenue, net	$28,288	$28,300

As of March 31, 2023 and December 31, 2022, net product revenue of $23.4 million and $23.6 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of March 31, 2023 and December 31, 2022.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of March 31, 2023	As of December 31, 2022
Raw materials	$1,124	$1,370
Work in process	1,767	1,878
Finished goods	936	976
Total inventory	$3,827	$4,224

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expenses in the period incurred.

4. License and Asset Purchase Agreements

In prior periods, we entered into out-licensing and asset purchase agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”) and Antengene Therapeutics Limited (“Antengene”), both of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 5, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Menarini	$8,737	$7,086
Antengene	1,112	9,014
Other	561	3,270
Total license and other revenue	$10,410	$19,370

During the three months ended March 31, 2023, we recognized $4.8 million of revenue for the reimbursement of development-related expenses, $3.5 million of license-related revenue, $0.2 million of royalty revenue, and $0.2 million of other revenue from Menarini. We also recognized $0.7 million of royalty revenue and $0.4 million of other revenue from Antengene.

During the three months ended March 31, 2022, we recognized $7.1 million of revenue for the reimbursement of development-related expenses from Menarini. We also recognized $7.8 million of milestone-related revenue, $0.3 million of royalty revenue, and $0.9 million of other revenue from Antengene.

At March 31, 2023, license and other revenue of $11.8 million and $4.9 million were included in accounts receivable and other current assets, respectively. At December 31, 2022, license and other revenue of $22.5 million and $7.8 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at March 31, 2023 and December 31, 2022.

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

Level 1 inputs - Quoted prices in active markets for identical assets or liabilities

Level 2 inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs - Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability

Items classified as Level 2 consist of corporate debt securities, commercial paper and U.S. government and agency securities. We estimate the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) in September 2019 and amended in June 2021 (as amended, the “Amended Revenue Interest Agreement”), as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our condensed consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net on the condensed consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$72,491	$72,491	$—	$—
U.S. government and agency securities	4,973	—	4,973	—
Investments:
Corporate debt securities	95,255	—	95,255	—
Commercial paper	43,648	—	43,648	—
U.S. government and agency securities	37,419	—	37,419	—
	$253,786	$72,491	$181,295	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$115,498	$115,498	$—	$—
Commercial paper	7,629	—	7,629	—
Investments:
Corporate debt securities	78,143	—	78,143	—
Commercial paper	43,914	—	43,914	—
U.S. government and agency securities	20,722	—	20,722	—
	$265,906	$115,498	$150,408	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of March 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$95,496	$13	$(254)	$95,255
Commercial paper	43,683	1	(36)	43,648
U.S. government and agency securities	37,457	6	(44)	37,419
Total	$176,636	$20	$(334)	$176,322

	As of December 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,411	$3	$(271)	$78,143
Commercial paper	43,944	1	(31)	43,914
U.S. government and agency securities	20,768	—	(46)	20,722
Total	$143,123	$4	$(348)	$142,779

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 67 and 60 investments at March 31, 2023 and December 31, 2022, respectively, that were in an unrealized loss position. The unrealized losses at March 31, 2023 and December 31, 2022 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from March 31, 2023. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$79,249	$(254)	$—	$—	$79,249	$(254)
Commercial paper	42,687	(36)	—	—	42,687	(36)
U.S. government and agency securities	27,756	(44)	—	—	27,756	(44)
Total	$149,692	$(334)	$—	$—	$149,692	$(334)

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$72,820	$(271)	$—	$—	$72,820	$(271)
Commercial paper	35,589	(31)	—	—	35,589	(31)
U.S. government and agency securities	20,722	(46)	—	—	20,722	(46)
Total	$129,131	$(348)	$—	$—	$129,131	$(348)

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which we have reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not included if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2023	2022
Outstanding stock options	11,851	13,477
Unvested restricted stock units	8,085	3,798

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the three months ended March 31, 2023 and 2022.

As discussed further in Note 9, “Stockholders’ Equity”, on December 5, 2022, we issued warrants to purchase up to 9,537,563 shares of common stock to certain institutional investors. The warrants were excluded from the calculation of basic and diluted net loss per share during the three months ended March 31, 2023 as the warrant holders do not have an obligation to share in our losses.

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of sales	$81	$55
Research and development	1,938	2,968
Selling, general and administrative	3,370	4,313
Total	$5,389	$7,336

In 2023, we began granting performance-based restricted stock units (“PSUs”) to certain employees, which will vest only if challenging performance goals relating to revenue and relative total stockholder return are achieved over a three-year performance period and challenging performance goals relating to clinical milestones are achieved over a four year performance period.

Stock-based compensation expense for all PSUs is determined using the grant date fair value, which is the quoted closing market price per share of our common stock on the Nasdaq Global Select Market on the grant date, except that the grant date fair value of PSUs related to the performance of our common stock includes a discount which was calculated using a Monte Carlo simulation and represents the likelihood that the related performance goals will not be achieved.

Stock-based compensation expense for PSUs related to the performance of our common stock is recognized on a straight-line basis over the service period. Stock-based compensation expense for all other PSUs is not recognized until the achievement of the performance goal is deemed probable (the “Probable Date”), a determination that requires significant judgment by management, as the achievement of these goals have inherent risk and uncertainties. At the Probable Date, we record a cumulative catch-up expense for the portion of the grant date fair value attributable to the period from the grant date to the Probable Date. The remaining expense is recognized over the remaining service period on a straight-line basis.

9. Stockholders’ Equity

Private Placement Offering

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. We received aggregate net proceeds of approximately $154.7 million. The warrants are exercisable through December 7, 2027. As of March 31, 2023, none of the warrants have been exercised.

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

We sold an aggregate of 2,941,517 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $29.3 million, during the three months ended March 31, 2022. We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sale Agreement during the three months ended March 31, 2023. As of March 31, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

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

The Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The Notes will be subject to redemption at our option, on or after October 15, 2022, in whole or in part, if the conditions described below are satisfied. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2025 only under the following circumstances:

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

As of March 31, 2023, none of the above circumstances had occurred and as such, the Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Notes as of March 31, 2023.

The outstanding balances of the Notes consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Principal	$172,500	$172,500
Less: debt issuance costs	(2,194)	(2,395)
Net carrying amount	$170,306	$170,105

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of March 31, 2023, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of March 31, 2023 and December 31, 2022 was approximately $133.0 million and $133.1 million, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,294	$1,294
Amortization of debt issuance costs	201	198
Total	$1,495	$1,492

Future minimum payments on the Notes as of March 31, 2023 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2023	$5,175
2024	5,175
2025	177,675
Total minimum payments	$188,025
Less: interest expense and issuance costs	(17,719)
Convertible senior notes	$170,306

Deferred Royalty Obligation

In September 2019, we entered into the Revenue Interest Agreement with HCR. In June 2021, we entered into the Amended Revenue Interest Agreement with, among others, HCR. We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million upon closing of the Amended Revenue Interest Agreement (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”).

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously paid to HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets. As of March 31, 2023, we have made $49.7 million in payments to HCR.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets.

We have also determined that the repayment of 185% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 5, “Fair Value Measurements” to our condensed consolidated financial statements.

The effective interest rate as of March 31, 2023 was approximately 14%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at both March 31, 2023 and December 31, 2022 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at March 31, 2023 and December 31, 2022 and is based on our current estimates of future payments to HCR over the life of the arrangement, which are considered Level 3 inputs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023 (“Annual Report”).

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
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“PIs”), at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) study; and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

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

As of March 31, 2023, we had an accumulated deficit of $1.4 billion. We had net losses of $34.1 million and $41.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product revenue, net	$28,288	$28,300	$(12)	0%
License and other revenue	10,410	19,370	(8,960)	(46)%
Total revenue	38,698	47,670	(8,972)	(19)%
Operating expenses:
Cost of sales	1,351	1,426	(75)	(5)%
Research and development	32,339	42,062	(9,723)	(23)%
Selling, general and administrative	35,907	38,768	(2,861)	(7)%
Loss from operations	(30,899)	(34,586)	3,687	(11)%
Other expense, net	(3,173)	(6,683)	3,510	(53)%
Loss before income taxes	(34,072)	(41,269)	7,197	(17)%
Income tax provision	(54)	(130)	76	(58)%
Net loss	$(34,126)	$(41,399)	$7,273	(18)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product revenue, net	$28,288	$28,300	$(12)	0%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended March 31, 2023 was consistent as compared to the three months ended March 31, 2022. A number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023. As a result, we have provided XPOVIO to these patients at no charge through our Patient Assistance Program, which adversely impacted our revenues by approximately $1.2 million in the first quarter of 2023. As patients who utilize our Patient Assistance Program remain in the program through the calendar year and their course of treatment, we expect this trend to increase throughout 2023 if these foundations remain closed or partially closed due to the cumulative impact of both new starts and the associated refills.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Menarini Group ("Menarini")	$8,737	$7,086	$1,651	23%
Antengene Therapeutics Limited ("Antengene")	1,112	9,014	(7,902)	(88)%
Other	561	3,270	(2,709)	(83)%
Total license and other revenue	$10,410	$19,370	$(8,960)	(46)%

License and other revenue for the three months ended March 31, 2023 decreased by $9.0 million as compared to the three months ended March 31, 2022, primarily due to the recognition of $7.8 million of milestone-related revenue from Antengene in the first quarter of 2022, partially offset by the recognition of $3.5 million of license-related revenue from Menarini in the first quarter of 2023. There was also a $2.3 million decrease in revenue for the reimbursement of development-related expenses from Menarini due to a corresponding decrease in the underlying expenses.

We expect license and other revenue will decrease slightly in the second quarter of 2023 as compared to the first quarter of 2023 due to the recognition of non-recurring license revenue in the first quarter of 2023.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of sales	$1,351	$1,426	$(75)	(5)%
Research and development	32,339	42,062	(9,723)	(23)%
Selling, general and administrative	35,907	38,768	(2,861)	(7)%
Total operating expenses	$69,597	$82,256	$(12,659)	(15)%

Cost of Sales

The cost of sales during the three months ended March 31, 2023 and 2022 reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the approval of XPOVIO by the FDA in July 2019, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million, substantially all of which was utilized as of March 31, 2023.

We expect cost of sales to remain relatively consistent in the second quarter of 2023 as compared to the first quarter of 2023.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Personnel costs	$14,173	$17,240	$(3,067)	(18)%
Clinical trial and related costs	12,041	16,766	(4,725)	(28)%
Stock-based compensation	1,938	2,968	(1,030)	(35)%
Consulting, professional and other costs	4,187	5,088	(901)	(18)%
Total research and development expenses	$32,339	$42,062	$(9,723)	(23)%

Research and development expenses for the three months ended March 31, 2023 decreased by $9.7 million as compared to the three months ended March 31, 2022. The decrease in personnel costs of $3.1 million was due, in part, to a $1.0 million decrease in severance-related expense. The decrease in clinical trial and related costs of $4.7 million was primarily due to our prioritization of the core programs in our clinical pipeline and higher trial start-up costs in 2022, partially offset by $2.2 million incurred in 2023 related to our Phase 3 study evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer.

We expect our research and development expenses to remain relatively consistent in the second quarter of 2023 as compared to the first quarter of 2023.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Personnel costs	$18,821	$19,448	$(627)	(3)%
Consulting, professional and other costs	13,716	15,007	(1,291)	(9)%
Stock-based compensation	3,370	4,313	(943)	(22)%
Total selling, general and administrative expenses	$35,907	$38,768	$(2,861)	(7)%

Selling, general and administrative expenses for the three months ended March 31, 2023 decreased by $2.9 million as compared to the three months ended March 31, 2022 primarily due to a decrease in consulting, professional, and other costs largely attributable to a decrease in professional services expenses.

We expect our selling, general and administrative expenses to remain relatively consistent in the second quarter of 2023 as compared to the first quarter of 2023.

Other Expense, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense	$(5,758)	$(6,684)	$926	(14)%
Interest income	2,849	74	2,775	3750%
Other expense:
Foreign currency remeasurement	(264)	(73)	(191)	262%
Total other expense, net	$(3,173)	$(6,683)	$3,510	(53)%

Other expense, net for the three months ended March 31, 2023 decreased by $3.5 million as compared to the three months ended March 31, 2022 primarily due to a $2.8 million increase in interest income resulting from higher average interest rates on our investments.

We expect other expense, net to remain relatively consistent in the second quarter of 2023 as compared to the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our common and preferred stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. As of March 31, 2023, our principal source of liquidity was $260.4 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $34.1 million for the three months ended March 31, 2023. We expect that our cash, cash equivalents and investments at March 31, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(18,910)	$(59,197)
Net cash used in investing activities	(32,388)	(14,035)
Net cash provided by financing activities	—	30,783
Effect of foreign exchange rates	(45)	(90)
Net decrease in cash, cash equivalents and restricted cash	$(51,343)	$(42,539)

Operating activities. The $40.3 million decrease in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by a decrease in expenses and the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $18.4 million increase in net cash used in investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by a $24.8 million increase in purchases of investments, partially offset by a $6.4 million increase in proceeds from the sales and maturities of investments.

Financing activities. The $30.8 million decrease in net cash provided by financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the net cash proceeds of $29.3 million from the sale of shares of our common stock under our 2018 Open Market Sale Agreement (as defined below) in the first quarter of 2022. There were no sales of our common stock under the 2018 Open Market Sale Agreement or the 2023 Open Market Sale Agreement in the first quarter of 2023.

Sources of Liquidity

On June 23, 2021, we and certain of our subsidiaries entered into an amendment to the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) dated September 14, 2019 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019, and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million, less certain transaction expenses, on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “2018 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million (the “Open Market Shares”). We sold an aggregate of 2,941,517 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $29.3 million during the three months ended March 31, 2022.

On February 17, 2023, we entered into a new Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies, as agent. Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. Upon entry into the 2023 Open Market Sale Agreement, the 2018 Open Market Sale Agreement was terminated.

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the three months ended March 31, 2023, we received $22.4 million in milestone payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021, Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually. We expect total lease costs of $9.5 million from March 31, 2023 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the three months ended March 31, 2023 and 2022.

Contractual Obligations

We have contractual obligations under our Notes and under our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses, excluding stock-based compensation expense, to decrease in 2023 as compared to 2022. We expect to continue to incur costs related to our clinical development programs as well as commercialization expenses related to sales, marketing, manufacturing and distribution of any of our approved products, to the extent that these functions are not the responsibility of our collaborators. We expect to decrease expenses through spend discipline, which includes the accelerated closure of non-core programs while simultaneously, rapidly advancing three pivotal Phase 3 programs.

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

We currently expect that cash, cash equivalents and investments at March 31, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually; we expect total future lease costs to be approximately $9.5 million;
•
Future long-term debt obligations related to the Notes of $188.0 million over the next three years; and
•
Future royalty obligations to HCR under the Amended Revenue Interest Agreement of approximately $200.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $260.4 million as of March 31, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer and other diseases in humans depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor), on a global basis in currently approved and future indications, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager was approved by the FDA in October 2022. Other T-cell engaging therapies, bispecifics with different targets, immunomodulators, and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market in 2023. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2023 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 17, 2023 (“Annual Report”) for more information on competition.

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
•
regulators may revise the requirements for approving our product candidates, even after providing a positive opinion on or otherwise reviewing and providing comments to a clinical trial protocol, and/or such requirements may not be as we anticipate;
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
•
for any biomarker driven clinical trial, the potential regulatory requirement to utilize a companion diagnostic, for example the required use of a companion diagnostic for our ongoing study evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer;
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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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
•
delays or difficulties in initiating new clinical studies, including clinical site initiation and oversight as well as limitations related to clinical site investigators and clinical site staff;
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

Further, on January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends May 11 and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates.

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

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For example, on February 8, 2022, we announced positive top-line data results for the SIENDO Study. On February 25, 2022, we discussed these data with the FDA in a pre-sNDA meeting. We and the FDA meeting participants had differing views on the statistical significance of the study and the overall clinical benefit for the whole study population. For this study or any other study for which we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the preliminary, interim or top-line data results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or based on differing views from regulatory agencies, such as in the SIENDO Study. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

Further, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties.

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the U.S. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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
•
regulatory authorities could determine that our manufacturing processes are not properly designed, are not conducted in accordance with federal or other laws or otherwise not properly managed, and we may be unable to obtain regulatory approval for a commercially viable manufacturing process for our product candidates in a timely manner, or at all;
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

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to (i) require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; (ii) require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months until the study is completed; and (iii) use expedited procedures to withdraw accelerated approval of an NDA or a Biologic License Application after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Under accelerated or conditional approval regulations of the FDA or comparable foreign regulatory authorities, we, and our collaborators, must comply with post-approval development and regulatory requirements to maintain the approval of XPOVIO or any future approved products, and if we, or our collaborators, fail to do so, the FDA or comparable foreign regulatory authorities could withdraw its approval of XPOVIO or any future approved products for the indication that received accelerated or conditional approval, which would lead to substantially lower revenues.

For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to (i) complete and submit a final report with full datasets from a randomized, double-blind, placebo-controlled Phase 3 trial that verifies and describes the clinical benefit of selinexor in patients with relapsed or refractory DLBCL and (ii) provide the interim and final analyses of a randomized Phase 2 clinical trial of selinexor to characterize the safety and efficacy of at least two different dosing regimens of selinexor monotherapy in patients with relapsed or refractory DLBCL after at least two prior lines of systemic therapy. We intend to satisfy the Phase 3 trial requirement though our XPORT-DLBCL-030 study, and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. If the required post-approval studies fail to verify the clinical benefits of XPOVIO or confirm that the surrogate marker used for accelerated approval of XPOVIO to treat DLBCL showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to orphan drug regulations and policies, our business could be adversely impacted.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends May 11 and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our products and product candidates. Nonetheless, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. For example, the Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into FY 2032 and lowers the payment reduction percentages in FYs 2030 and 2031.

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

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress to January 1, 2032.

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

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws with potentially different requirements. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including Indiana, Montana, and Tennessee. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state is on the verge of passing a health privacy law that will regulate the collection and sharing of health information, and the law would also have a private right of action, which would further increase the relevant compliance risk. In addition to compliance costs, these laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Although we intend to comply fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with XPOVIO and any of our product candidates, if approved, which could impact our ability to maximize product revenue.

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

Since inception, we have incurred significant operating losses. Our net loss was $34.1 million for the quarter ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $1.4 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred and common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
obtaining sufficient pricing, coverage and reimbursement, including government pricing and reimbursement policies or a change in the mix of our business effecting rebates related to 340B Programs, Medicare and Medicaid, for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes;
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

Further, a number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023. As a result, we have provided XPOVIO to these patients at no charge through our Patient Assistance Program, which adversely impacted our revenues in the first quarter of 2023. As patients who utilize our Patient Assistance Program remain in the program through the calendar year and their course of treatment, we expect this trend to increase throughout 2023 if these foundations remain closed or partially closed due to the cumulative impact on both new starts and the associated refills. We believe that this trend will be limited to 2023 since, beginning in 2024, certain changes in the design of Medicare Part D under the IRA will eliminate the patient co-insurance requirement.

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

As of March 31, 2023, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert our management’s attention away from their day-to-day activities. Further, adequate additional financing may not be available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic, rising inflation, increasing interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. Moreover, there has been recent turmoil in the global banking system, which could result in a situation where we lose our deposits, or access to our deposits, and are unable to obtain financing from other sources. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, any of which could have a material adverse effect on our business, operating results and prospects.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising inflation, failures and instability in U.S. and international banking systems, increasing interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of April 28, 2023, 106 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 30 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of April 28, 2023, 22 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of April 28, 2023, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our stock price has been, and may continue to be, volatile, and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $2.48 to $6.74 in the 52-week period ended April 28, 2023. On April 28, 2023, the closing sale price of our common stock on the Nasdaq Global Select Market was $3.58 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the ongoing COVID-19 pandemic, the conflict between Russia and Ukraine, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

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

10.1*

Form of Restricted Stock Agreement (Performance Vested) under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 15, 2023.

10.2*

Amendment No. 2 to 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023.

10.3	Amendment No. 1 to License Agreement, dated May 19, 2022, by and between the Registrant and Berlin-Chemie AG.

10.4	Amendment No. 2 to License Agreement, dated March 14, 2023, by and between the Registrant and Berlin-Chemie AG.

10.5*	Promotion Letter, dated as of August 5, 2022, between the Registrant and Stuart Poulton.

10.6*	Offer Letter, dated as of January 13, 2022, between the Registrant and Stuart Poulton.

10.7*	Promotion Letter, dated as of December 31, 2021, between the Registrant and Sohanya Cheng.

10.8*	Offer Letter, dated as of June 1, 2021, between the Registrant and Sohanya Cheng.

10.9*	Offer Letter, dated as of November 24, 2020, between the Registrant and Michael Mano.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 4, 2023	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2023	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)