Form 10-Q
period 2023-06-30
Karyopharm Therapeutics Inc.
filed 2023-08-02
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 114,354,540 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,894	$135,188
Investments	155,871	142,779
Accounts receivable, net	32,280	47,086
Inventory	3,672	4,224
Prepaid expenses and other current assets	18,097	19,821
Restricted cash	567	1,064
Total current assets	291,381	350,162
Property and equipment, net	766	1,139
Operating lease right-of-use assets	5,296	6,238
Restricted cash	387	633
Total assets	$297,830	$358,172
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,287	$2,773
Accrued expenses	51,808	58,415
Operating lease liabilities	3,084	2,872
Other current liabilities	1,749	1,848
Total current liabilities	58,928	65,908
Convertible senior notes	170,497	170,105
Deferred royalty obligation	132,718	132,718
Operating lease liabilities, net of current portion	4,500	6,097
Other liabilities	2,435	—
Total liabilities	369,078	374,828
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value;
400,000 shares authorized, 114,340 shares issued and outstanding at June 30, 2023;
200,000 shares authorized; 113,213 shares issued and outstanding at December 31, 2022	12	12
Additional paid-in capital	1,340,218	1,327,909
Accumulated other comprehensive loss	(783)	(638)
Accumulated deficit	(1,410,695)	(1,343,939)
Total stockholders’ deficit	(71,248)	(16,656)
Total liabilities and stockholders’ deficit	$297,830	$358,172

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$28,460	$29,010	$56,748	$57,310
License and other revenue	9,119	10,669	19,529	30,039
Total revenue	37,579	39,679	76,277	87,349
Operating expenses:
Cost of sales	1,194	939	2,545	2,365
Research and development	31,477	44,309	63,816	86,371
Selling, general and administrative	34,481	37,339	70,388	76,107
Total operating expenses	67,152	82,587	136,749	164,843
Loss from operations	(29,573)	(42,908)	(60,472)	(77,494)
Other income (expense):
Interest income	2,824	293	5,673	367
Interest expense	(5,784)	(6,313)	(11,542)	(12,997)
Other income (expense), net	30	(13)	(234)	(86)
Total other expense, net	(2,930)	(6,033)	(6,103)	(12,716)
Loss before income taxes	(32,503)	(48,941)	(66,575)	(90,210)
Income tax provision	(127)	(121)	(181)	(251)
Net loss	$(32,630)	$(49,062)	$(66,756)	$(90,461)
Net loss per share—basic and diluted	$(0.29)	$(0.62)	$(0.59)	$(1.15)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	114,207	79,651	113,846	78,616

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(32,630)	$(49,062)	$(66,756)	$(90,461)
Other comprehensive loss
Unrealized loss on investments	(297)	(170)	(264)	(184)
Foreign currency translation adjustment	(67)	(455)	119	(545)
Comprehensive loss	$(32,994)	$(49,687)	$(66,901)	$(91,190)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(66,756)	$(90,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,449	22,429
Depreciation and amortization	373	326
Amortization of debt issuance costs	392	400
Net amortization of premiums and discounts on investments	(2,141)	(71)
Other	3	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	14,806	(982)
Inventory	552	636
Prepaid expenses and other assets	1,724	(14,860)
Operating lease right-of-use assets	942	808
Accounts payable	(486)	91
Accrued expenses and other liabilities	(4,081)	(11,567)
Operating lease liabilities	(1,385)	(1,086)
Net cash used in operating activities	(44,608)	(94,341)
Investing activities
Purchases of property and equipment	—	(79)
Proceeds from sales and maturities of investments	85,308	48,468
Purchases of investments	(96,526)	(99,020)
Net cash used in investing activities	(11,218)	(50,631)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	29,294
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	860	2,802
Net cash provided by financing activities	860	32,096
Effect of exchange rate on cash, cash equivalents and restricted cash	(71)	(544)
Net decrease in cash, cash equivalents and restricted cash	(55,037)	(113,420)
Cash, cash equivalents and restricted cash at beginning of period	136,885	197,445
Cash, cash equivalents and restricted cash at end of period	$81,848	$84,025
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$80,894	$82,248
Short-term restricted cash	567	1,146
Long-term restricted cash	387	631
Total cash, cash equivalents and restricted cash	$81,848	$84,025
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$1,847	$1,682
Cash paid for interest on deferred royalty obligation	$8,192	$20,746

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2023	113,971	$12	$1,333,298	$(419)	$(1,378,065)	$(45,174)
Vesting of restricted stock	78	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation expense	—	—	6,060	—	—	6,060
Unrealized loss on investments	—	—	—	(297)	—	(297)
Foreign currency translation adjustment	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(32,630)	(32,630)
Balance at June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	$(71,248)

Balance at March 31, 2022	79,419	$8	$1,136,873	$87	$(1,220,047)	$(83,079)
Vesting of restricted stock	108	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	271	—	1,335	—	—	1,335
Stock-based compensation expense	—	—	15,093	—	—	15,093
Unrealized loss on investments	—	—	—	(170)	—	(170)
Foreign currency translation adjustment	—	—	—	(455)	—	(455)
Net loss	—	—	—	—	(49,062)	(49,062)
Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)

Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	836	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation expense	—	—	11,449	—	—	11,449
Unrealized loss on investments	—	—	—	(264)	—	(264)
Foreign currency translation adjustment	—	—	—	119	—	119
Net loss	—	—	—	—	(66,756)	(66,756)
Balance at June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	$(71,248)

Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	673	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	438	—	2,802	—	—	2,802
Stock-based compensation expense	—	—	22,429	—	—	22,429
Issuance of common stock, net of issuance costs	2,941	—	29,294	—	—	29,294
Unrealized loss on investments	—	—	—	(184)	—	(184)
Foreign currency translation adjustment	—	—	—	(545)	—	(545)
Net loss	—	—	—	—	(90,461)	(90,461)
Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking regulatory approval of our product candidates as oral agents targeting multiple high unmet need cancer indications, including our core programs in endometrial cancer, multiple myeloma, myelodysplastic neoplasms and myelofibrosis.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union, United Kingdom, Singapore, Hong Kong, Mainland China, South Korea, Australia, Canada, Taiwan and Israel, and is commercially available in a growing number of countries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 17, 2023 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2023 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross product revenue	$36,341	$34,859	$73,406	$69,769
Provisions for product revenue	(7,881)	(5,849)	(16,658)	(12,459)
Total product revenue, net	$28,460	$29,010	$56,748	$57,310

As of June 30, 2023 and December 31, 2022, net product revenue of $23.2 million and $23.6 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of June 30, 2023 and December 31, 2022.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of June 30, 2023	As of December 31, 2022
Raw materials	$1,124	$1,370
Work in process	1,700	1,878
Finished goods	848	976
Total inventory	$3,672	$4,224

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Menarini	$5,611	$6,531	$14,348	$13,617
Antengene	760	987	1,872	10,001
Other	2,748	3,151	3,309	6,421
Total license and other revenue	$9,119	$10,669	$19,529	$30,039

During the three months ended June 30, 2023, we recognized $4.9 million of revenue for the reimbursement of development-related expenses, $0.4 million of royalty revenue, and $0.3 million of other revenue from Menarini. We also recognized $0.7 million of royalty revenue from Antengene and $2.5 million of other milestone-related revenue.

During the three months ended June 30, 2022, we recognized $6.5 million of revenue related to the reimbursement of development related expenses from Menarini, $1.0 million of royalty revenue from Antengene, $1.6 million of other royalty revenue, and $1.5 million of other milestone-related revenue.

During the six months ended June 30, 2023, we recognized $9.6 million of revenue for the reimbursement of development-related expenses, $3.5 million of license-related revenue, $0.7 million of royalty revenue, and $0.5 million of other revenue from Menarini. We also recognized $1.4 million of royalty revenue and $0.5 million of other revenue from Antengene, $2.5 million of other milestone-related revenue and $0.4 million of other royalty revenue.

During the six months ended June 30, 2022, we recognized $13.6 million of revenue related to the reimbursement of development related expenses from Menarini. We also recognized $7.8 million of milestone-related revenue, $1.3 million of royalty revenue, and $0.9 million of other revenue from Antengene, $4.1 million of other royalty revenue and $2.3 million of other milestone-related revenue.

At June 30, 2023, license and other revenue of $9.1 million and $6.0 million were included in accounts receivable and other current assets, respectively. At December 31, 2022, license and other revenue of $22.5 million and $7.8 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at June 30, 2023 and December 31, 2022.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) in September 2019 and amended in June 2021 (as amended, the “Amended Revenue Interest Agreement”), as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our condensed consolidated balance sheet. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net on the condensed consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,856	$58,856	$—	$—
Commercial paper	1,740	—	1,740	—
U.S. government and agency securities	10,951	—	10,951	—
Investments:
Corporate debt securities	84,365	—	84,365	—
Commercial paper	26,232	—	26,232	—
U.S. government and agency securities	45,274	—	45,274	—
	$227,418	$58,856	$168,562	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$115,498	$115,498	$—	$—
Commercial paper	7,629	—	7,629	—
Investments:
Corporate debt securities	78,143	—	78,143	—
Commercial paper	43,914	—	43,914	—
U.S. government and agency securities	20,722	—	20,722	—
	$265,906	$115,498	$150,408	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of June 30, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$84,741	$—	$(376)	$84,365
Commercial paper	26,275	—	(43)	26,232
U.S. government and agency securities	45,465	1	(192)	45,274
Total	$156,481	$1	$(611)	$155,871

	As of December 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,411	$3	$(271)	$78,143
Commercial paper	43,944	1	(31)	43,914
U.S. government and agency securities	20,768	—	(46)	20,722
Total	$143,123	$4	$(348)	$142,779

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 69 and 60 investments at June 30, 2023 and December 31, 2022, respectively, that were in an unrealized loss position. The unrealized losses at June 30, 2023 and December 31, 2022 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from June 30, 2023. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$77,264	$(345)	$3,361	$(31)	$80,625	$(376)
Commercial paper	26,232	(43)	—	—	26,232	(43)
U.S. government and agency securities	43,318	(192)	—	—	43,318	(192)
Total	$146,814	$(580)	$3,361	$(31)	$150,175	$(611)

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$72,820	$(271)	$—	$—	$72,820	$(271)
Commercial paper	35,589	(31)	—	—	35,589	(31)
U.S. government and agency securities	20,722	(46)	—	—	20,722	(46)
Total	$129,131	$(348)	$—	$—	$129,131	$(348)

7. Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is calculated by dividing the diluted net loss by the weighted average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which we have reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not included if their effect is anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2023	2022
Outstanding stock options	11,204	13,581
Unvested restricted stock units	7,950	3,752

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per common share during the three and six months ended June 30, 2023 and 2022.

As discussed further in Note 9, “Stockholders’ Equity”, on December 5, 2022, we issued warrants to purchase up to 9,537,563 shares of common stock to certain institutional investors. The warrants were excluded from the calculation of basic and diluted net loss per common share during the three and six months ended June 30, 2023 as the warrant holders do not have an obligation to share in our losses.

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$104	$55	$185	$110
Research and development	1,902	6,953	3,840	9,921
Selling, general and administrative	4,054	8,085	7,424	12,398
Total	$6,060	$15,093	$11,449	$22,429

In 2023, we began granting performance-based restricted stock units (“PSUs”) to certain employees, which will vest only if challenging performance goals relating to revenue and relative total stockholder return are achieved over a three-year performance period and challenging performance goals relating to clinical milestones are achieved over a four year performance period.

Stock-based compensation expense for all PSUs is determined using the grant date fair value, which is the quoted closing market price per share of our common stock on the Nasdaq Global Select Market on the grant date, except that the grant date fair value of PSUs related to relative total stockholder return includes a discount which was calculated using a Monte Carlo simulation and represents the likelihood that the related performance goals will not be achieved.

Stock-based compensation expense for PSUs related to relative total stockholder return is recognized on a straight-line basis over the service period. Stock-based compensation expense for all other PSUs is not recognized until the achievement of the performance goal is deemed probable (the “Probable Date”), a determination that requires significant judgment by management, as the achievement of these goals have inherent risk and uncertainties. At the Probable Date, we record a cumulative catch-up expense for the portion of the grant date fair value attributable to the period from the grant date to the Probable Date. The remaining expense is recognized over the remaining service period on a straight-line basis.

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. On May 24, 2023, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 5,000,000 shares.

On May 24, 2023, our stockholders approved an amendment and restatement (the “Amended and Restated ESPP”) of our 2013 Employee Stock Purchase Plan (the “ESPP”). The Amended and Restated ESPP (1) eliminated the evergreen provision in the ESPP, which historically provided for an automatic annual increase in the ESPP’s share reserve and (2) increased the number of shares of common stock authorized for issuance under the ESPP from 2,508,923 shares to 4,008,923 shares.

9. Stockholders’ Equity

Authorized Common Shares

On May 24, 2023, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 200,000,000 shares to 400,000,000 shares.

Private Placement Offering

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. We received aggregate net proceeds of approximately $154.7 million. The warrants are exercisable through December 7, 2027. As of June 30, 2023, none of the warrants have been exercised.

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

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement during the three months ended June 30, 2022. We sold an aggregate of 2,941,517 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $30.0 million, during the six months ended June 30, 2022. We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement during the three months ended March 31, 2023 nor any Shares under the 2023 Open Market Sale Agreement during the three and six months ended June 30, 2023. As of June 30, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

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

As of June 30, 2023, none of the above circumstances had occurred and as such, the Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Notes as of June 30, 2023.

The outstanding balances of the Notes consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Principal	$172,500	$172,500
Less: debt issuance costs	(2,003)	(2,395)
Net carrying amount	$170,497	$170,105

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of June 30, 2023, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of June 30, 2023 and December 31, 2022 was approximately $115.4 million and $133.1 million, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,294	$1,294	$2,588	$2,588
Amortization of debt issuance costs	191	202	392	400
Total	$1,485	$1,496	$2,980	$2,988

Future minimum payments on the Notes as of June 30, 2023 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2023	$2,588
2024	5,175
2025	177,675
Total minimum payments	$185,438
Less: interest expense and issuance costs	(14,941)
Convertible senior notes	$170,497

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

In exchange for the above payments, HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Total payments to HCR are capped at 185% of the Investment Amount (the “Payment Cap”).

If HCR has not received 100% of the First Investment Amount and 65% of the Second Investment amount by December 31, 2024 (the “First Minimum Aggregate Payment”), or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 185% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 185% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously paid to HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 185% of the Investment Amount less payments previously paid to HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets. As of June 30, 2023, we have made $53.8 million in payments to HCR.

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

The effective interest rate as of June 30, 2023 was approximately 14%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at both June 30, 2023 and December 31, 2022 was $129.9 million based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at June 30, 2023 and December 31, 2022 and is based on our current estimates of future payments to HCR over the life of the arrangement, which are considered Level 3 inputs.

On August 1, 2023, we entered into a Second Amendment to Revenue Interest Financing Agreement (the “Second Amendment”) with HCR. The Second Amendment (i) increases the Payment Cap from 185% to 195% of the Investment Amount; (ii) extends by six months the payment date of the First Minimum Aggregate Payment from December 31, 2024 to June 30, 2025; and (iii) issues warrants to HCR for the purchase of up to 250,000 shares of our common stock with a termination date of August 1, 2030 and an exercise price of $2.25 per share. Except as set forth in the Second Amendment, all other terms and conditions of the Amended Revenue Interest Agreement remain in full force and effect.

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

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/ NEXPOVIO has received regulatory approval in various indications in approximately 40 countries outside the U.S., including the European Union, United Kingdom, Singapore, Hong Kong, Mainland China, South Korea, Australia, Canada, Taiwan and Israel and is commercially available in a growing number of countries.

Our primary focus is on marketing XPOVIO in its currently approved indications, as well as developing and seeking regulatory approval of our product candidates as oral agents targeting multiple high unmet need cancer indications, including our core programs in endometrial cancer, multiple myeloma, myelodysplastic neoplasms and myelofibrosis. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor and eltanexor as single agents or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor or eltanexor.

As of June 30, 2023, we had an accumulated deficit of $1.4 billion. We had net losses of $66.8 million and $90.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue, net	$28,460	$29,010	$(550)	(2)%	$56,748	$57,310	$(562)	(1)%
License and other revenue	9,119	10,669	(1,550)	(15)%	19,529	30,039	(10,510)	(35)%
Total revenue	37,579	39,679	(2,100)	(5)%	76,277	87,349	(11,072)	(13)%
Operating expenses:
Cost of sales	1,194	939	255	27%	2,545	2,365	180	8%
Research and development	31,477	44,309	(12,832)	(29)%	63,816	86,371	(22,555)	(26)%
Selling, general and administrative	34,481	37,339	(2,858)	(8)%	70,388	76,107	(5,719)	(8)%
Loss from operations	(29,573)	(42,908)	13,335	(31)%	(60,472)	(77,494)	17,022	(22)%
Other expense, net	(2,930)	(6,033)	3,103	(51)%	(6,103)	(12,716)	6,613	(52)%
Loss before income taxes	(32,503)	(48,941)	16,438	(34)%	(66,575)	(90,210)	23,635	(26)%
Income tax provision	(127)	(121)	(6)	5%	(181)	(251)	70	(28)%
Net loss	$(32,630)	$(49,062)	$16,432	(33)%	$(66,756)	$(90,461)	$23,705	(26)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue, net	$28,460	$29,010	$(550)	(2)%	$56,748	$57,310	$(562)	(1)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three and six months ended June 30, 2023 was consistent as compared to the three and six months ended June 30, 2022. A number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023 and remained partly closed during the second quarter of 2023. As a result, we have provided XPOVIO to these patients at no charge through our Patient Assistance Program, which adversely impacted our revenues by approximately $3.0 million and $4.2 million in the three and six months ended June 30, 2023, respectively. As patients who utilize our Patient Assistance Program remain in the program through the calendar year and their course of treatment, we expect this trend to increase throughout 2023 if these foundations remain primarily or partially closed due to the cumulative impact of both new starts and the associated refills.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Menarini Group ("Menarini")	$5,611	$6,531	$(920)	(14)%	$14,348	$13,617	$731	5%
Antengene Therapeutics Limited ("Antengene")	760	987	(227)	(23)%	1,872	10,001	(8,129)	(81)%
Other	2,748	3,151	(403)	(13)%	3,309	6,421	(3,112)	(48)%
Total license and other revenue	$9,119	$10,669	$(1,550)	(15)%	$19,529	$30,039	$(10,510)	(35)%

License and other revenue for the three months ended June 30, 2023 decreased by $1.6 million as compared to the three months ended June 30, 2022 primarily due to a $1.7 million decrease in revenue for the reimbursement of development-related expenses from Menarini due to a corresponding decrease in the underlying expenses.

License and other revenue for the six months ended June 30, 2023 decreased by $10.5 million as compared to the six months ended June 30, 2022 primarily due to the recognition of $7.8 million of milestone-related revenue from Antengene in 2022 and a $4.0 million decrease in revenue for the reimbursement of development-related expenses from Menarini, partially offset by the recognition of $3.5 million of license-related revenue from Menarini in 2023.

We expect license and other revenue to remain relatively consistent in the second half of 2023 as compared to the first half of 2023.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of sales	$1,194	$939	$255	27%	$2,545	$2,365	$180	8%
Research and development	31,477	44,309	(12,832)	(29)%	63,816	86,371	(22,555)	(26)%
Selling, general and administrative	34,481	37,339	(2,858)	(8)%	70,388	76,107	(5,719)	(8)%
Total operating expenses	$67,152	$82,587	$(15,435)	(19)%	$136,749	$164,843	$(28,094)	(17)%

Cost of Sales

The cost of sales during the three and six months ended June 30, 2023 and 2022 reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the approval of XPOVIO by the FDA in July 2019, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million, substantially all of which was utilized as of June 30, 2023.

We expect cost of sales to remain relatively consistent in the second half of 2023 as compared to the first half of 2023.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical trial and related costs	$13,051	$16,332	$(3,281)	(20)%	$25,092	$33,098	$(8,006)	(24)%
Personnel costs	12,854	15,381	(2,527)	(16)%	27,027	32,621	(5,594)	(17)%
Consulting, professional and other costs	3,670	5,643	(1,973)	(35)%	7,857	10,731	(2,874)	(27)%
Stock-based compensation	1,902	6,953	(5,051)	(73)%	3,840	9,921	(6,081)	(61)%
Total research and development expenses	$31,477	$44,309	$(12,832)	(29)%	$63,816	$86,371	$(22,555)	(26)%

Research and development expenses for the three months ended June 30, 2023 decreased by $12.8 million as compared to the three months ended June 30, 2022. The decrease in clinical trial and related costs of $3.3 million was primarily due to our prioritization of the core programs in our clinical pipeline and higher trial start-up costs in 2022, partially offset by costs incurred in 2023 related to our Phase 3 study evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”). The decrease in personnel costs of $2.5 million was primarily due to a reduction in headcount and contractors. The decrease in stock-based compensation of $5.1 million was primarily due to $3.8 million of severance-related expense incurred during 2022 in connection with the departure of our former Chief Scientific Officer.

Research and development expenses for the six months ended June 30, 2023 decreased by $22.6 million as compared to the six months ended June 30, 2022. The decrease in clinical trial and related costs of $8.0 million was primarily due to our prioritization of the core programs in our clinical pipeline and higher trial start-up costs in 2022, partially offset by costs incurred in 2023 related to our EC-042 Study. The decrease in personnel costs of $5.6 million was primarily due to a reduction in headcount and contractors, including severance-related expenses in connection with the departure of our former Chief Scientific Officer and Chief Medical Officer incurred in 2022. The decrease in stock-based compensation of $6.1 million was primarily due to $3.8 million of severance-related expense incurred during 2022 in connection with the departure of our former Chief Scientific Officer.

We expect our research and development expenses to increase slightly in the second half of 2023 as compared to the first half of 2023 as we continue to progress our three Phase 3 studies.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Personnel costs	$17,204	$16,228	$976	6%	$36,025	$35,676	$349	1%
Consulting, professional and other costs	13,223	13,026	197	2%	26,939	28,033	(1,094)	(4)%
Stock-based compensation	4,054	8,085	(4,031)	(50)%	7,424	12,398	(4,974)	(40)%
Total selling, general and administrative expenses	$34,481	$37,339	$(2,858)	(8)%	$70,388	$76,107	$(5,719)	(8)%

Selling, general and administrative expenses for the three and six months ended June 30, 2023 decreased by $2.9 million and $5.7 million, respectively, as compared to the three and six months ended June 30, 2022, primarily due to $3.5 million of severance-related stock-based compensation expenses incurred during the three months ended June 30, 2022 in connection with the departure of our former Chief Executive Officer.

We expect our selling, general and administrative expenses to remain relatively consistent in the second half of 2023 as compared to the first half of 2023.

Other Expense, net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(5,784)	$(6,313)	$529	(8)%	$(11,542)	$(12,997)	$1,455	(11)%
Interest income	2,824	293	2,531	864%	5,673	367	5,306	1446%
Other income (expense)	30	(13)	43	(331)%	(234)	(86)	(148)	172%
Total other expense, net	$(2,930)	$(6,033)	$3,103	(51)%	$(6,103)	$(12,716)	$6,613	(52)%

Other expense, net for the three and six months ended June 30, 2023 decreased by $3.1 million and $6.6 million, respectively, as compared to the three and six months ended June 30, 2022, respectively, primarily due to a $2.5 million and $5.3 million increase in interest income during the three and six months ended June 30, 2023, respectively, resulting from higher average interest rates on our investments.

We expect other expense, net to remain relatively consistent in the second half of 2023 as compared to the first half of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our common and preferred stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. As of June 30, 2023, our principal source of liquidity was $236.8 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $66.8 million for the six months ended June 30, 2023. We expect that our cash, cash equivalents and investments at June 30, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(44,608)	$(94,341)
Net cash used in investing activities	(11,218)	(50,631)
Net cash provided by financing activities	860	32,096
Effect of foreign exchange rates	(71)	(544)
Net decrease in cash, cash equivalents and restricted cash	$(55,037)	$(113,420)

Operating activities. The $49.7 million decrease in net cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by a decrease in expenses and the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $39.4 million decrease in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by a $36.8 million increase in proceeds from the sales and maturities of investments and a $2.5 million decrease in purchases of investments.

Financing activities. The $31.2 million decrease in net cash provided by financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the net cash proceeds of $29.3 million from the sale of shares of our common stock under our 2018 Open Market Sale Agreement (as defined below) in 2022. There were no sales of our common stock under the 2018 Open Market Sale Agreement or the 2023 Open Market Sale Agreement (as defined below) in the first half of 2023.

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

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “2018 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we may issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million (the “Open Market Shares”). We sold an aggregate of 2,941,517 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $29.3 million during the six months ended June 30, 2022.

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

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement during the three months ended March 31, 2023 nor any Shares under the 2023 Open Market Sales Agreement during the three and six months ended June 30, 2023. As of June 30, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the six months ended June 30, 2023, we received $25.9 million in milestone and upfront payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $4.8 million of these reimbursements under the Menarini Agreement during the six months ended June 30, 2023.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually. We expect total lease costs of $8.6 million from June 30, 2023 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for both the six months ended June 30, 2023 and 2022.

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

We currently expect that cash, cash equivalents and investments at June 30, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually; we expect total lease costs of $8.6 million from June 30, 2023 to September 30, 2025;
•
Future long-term debt obligations related to the Notes of $185.4 million over the next three years; and
•
Future royalty obligations to HCR under the Amended Revenue Interest Agreement of approximately $196.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $236.8 million as of June 30, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
any partners or collaborators that help us conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•
negative impacts resulting from the COVID-19 pandemic or other public health emergencies, including impacts to healthcare systems and our trial sites’ ability to conduct trials.

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

Adverse events (“AEs”) in our clinical trials for selinexor and eltanexor to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for selinexor include fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that are Grade 3 or Grade 4, meaning they are more than mild or moderate in severity, include thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

As a result of the COVID-19 pandemic that has affected many segments of the global economy, we and our collaborators have experienced, and may in the future experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:

•
negative impact to revenue for XPOVIO, including as a result of decreased new patient starts due to the reduced ability of our sales force and our patients to meet with healthcare professionals in person;
•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in initiating new clinical studies, including clinical site initiation and oversight as well as limitations related to clinical site investigators and clinical site staff;
•
interruption of key clinical trial activities, such as clinical trial site data monitoring or interruption of clinical trial patient visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of clinical trial data and clinical study endpoints;
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

Any future impact of the disruptions to our business, including commercial sales and clinical trials, as a result of the pandemic will depend on the continued availability, administration rates and effectiveness of vaccines and their effectiveness against variants as new strains of the virus evolve, and therapeutics and future developments, all of which are highly uncertain and cannot be predicted with confidence. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results.

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

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the U.S. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. That court held oral arguments in the case on May 17, 2023, and a decision is expected soon. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidance closely to ensure that our products qualify for accelerated approval.

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

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit in other jurisdictions outside of the U.S., including applications submitted to the EMA to support approval of selinexor to treat heavily pretreated multiple myeloma, relapsed or refractory DLBCL, or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization in the EU with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the sponsor will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to the need for further data. Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. For example, the July 2022 marketing authorization from the European Commission (“EC”) for NEXPOVIO to treat adult patients with multiple myeloma after at least one prior therapy satisfied the conditional approval obligation for NEXPOVIO for patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Conditional marketing authorization is valid for a period of one year and can be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. If we, or our collaborators, are not able to fulfill the specific obligations set out in any conditional marketing authorization requirements, the conditional marketing authorization may not be prolonged and we, or our collaborators, will no longer be able to market the product for the indication receiving conditional approval.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such as the recent receipt of Fast Track designation for selinexor to treat myelofibrosis, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb, the Pharmaceutical Research and Manufacturers of America, Astellas and Johnson & Johnson also filed lawsuits in various courts with similar constitutional claims against the HHS and the CMS. On July 11, 2023, Merck & Co. moved for summary judgement in its action and, the next day, the U.S. Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Since inception, we have incurred significant operating losses. Our net loss was $32.6 million for the quarter ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $1.4 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred and common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
obtaining, maintaining and protecting our intellectual property rights; and
•
navigating the negative impacts resulting from the COVID-19 pandemic to the healthcare systems, the ability of our clinical trial sites to conduct current or future trials and the regulatory review process.

Further, a number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023 and remained partly closed during the second quarter of 2023. As a result, we have provided XPOVIO to these patients at no charge through our Patient Assistance Program, which adversely impacted our revenues in the first half of 2023. As patients who utilize our Patient Assistance Program remain in the program through the calendar year and their course of treatment, we expect this trend to increase throughout 2023 if these foundations remain closed or partially closed due to the cumulative impact on both new starts and the associated refills. We believe that this trend will be limited to 2023 since, beginning in 2024, certain changes in the design of Medicare Part D under the IRA will eliminate the patient co-insurance requirement.

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

As of June 30, 2023, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

In addition, as discussed above, the third parties upon whom we rely to conduct our clinical trials could be negatively impacted as a result of disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites or enrolling participants, and other factors. If these third parties are so affected, our business prospects and results of operations could be severely adversely impacted.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of July 28, 2023, 110 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 30 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of July 28, 2023, 22 patents were in force, 10 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

In certain circumstances, third parties may file an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. For example, the NCE-1 date for selinexor was July 3, 2023 after which a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with selinexor prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

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

As of July 28, 2023, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Our Operations and Employee Matters

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

Our stock price has been, and may continue to be, volatile, and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $1.44 to $6.01 in the 52-week period ended July 28, 2023. On July 28, 2023, the closing sale price of our common stock on the Nasdaq Global Select Market was $1.80 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

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

Item 5. Other Information.

(a)

Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement

On August 1, 2023, we and Karyopharm Europe GmbH entered into a Second Amendment to Revenue Interest Financing Agreement (the “Amendment”) with HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P, HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P. (together, the “Investors”), HealthCare Royalty Management, LLC, as agent for the Investors (the “Investor Representative”) and HCR Collateral Management, LLC, as collateral agent (the “Collateral Agent”). The Amendment amends the Revenue Interest Financing Agreement, dated September 14, 2019, among the Company, the Investors, the Investor Representative and the Collateral Agent (as amended by that certain Omnibus Amendment to Transaction Documents dated as of June 23, 2021, the “Financing Agreement”).

Pursuant to the Amendment, we, the Investors and the Investor Representative have agreed to amend the Financing Agreement to (i) increase the payment cap amount from 185% to 195% of the investment amount; (ii) extend by six months the minimum aggregate payment amount payment date that was previously established as December 31, 2024, to June 30, 2025; and (iii) issue warrants to one or more Investors for the purchase of up to 250,000 shares of our common stock with a termination date of August 1, 2030 and an exercise price of $2.25 per share.

Except as set forth in the Amendment, all other terms and conditions of the Financing Agreement remain in full force and effect. The above description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached to this report as Exhibit 10.4 and is incorporated herein by reference.

Disclosure Pursuant to Item 5.02 of Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 31, 2023, our Board of Directors (“Board”), upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), approved an amendment and restatement of our Annual Bonus Plan (as amended and restated, the “Plan”). The Plan is designed to align the interests of our employees and our stockholders by providing an opportunity for employees to earn cash-based annual performance bonus awards. As part of our overall compensation program, the Plan provides an annual cash bonus opportunity for eligible employees (including our executive officers meeting the eligibility criteria) based on our performance relative to corporate goals established at the beginning of the year by the Board or the Compensation Committee and the employee’s performance relative to such employee’s individual goals and overall behaviors in alignment with our core values. The weighting assigned to corporate and individual performance components vary by level of an employee’s position in our company. After the end of each plan year (January 1st to December 31st), corporate performance achievement is determined by the Board or the Compensation Committee and an employee’s individual performance achievement is determined by a manager or executive (or in the case of an executive officer by the Board or the Compensation Committee).

The terms of the Plan establish for each eligible employee a target bonus percentage, which is based on the level of the employee as of December 31 of the applicable plan year. A target bonus award for an eligible employee is determined by multiplying the target bonus percentage by the employee’s base salary and then by a prorated amount based on the number of days the employee met the eligibility criteria divided by the number of days in the applicable plan year. With the exception of the Chief Executive Officer, whose bonus is based 100% on the level of achievement of corporate performance, the actual bonus award for an eligible employee is determined by multiplying the employee’s target bonus award by the weighted corporate performance achievement and weighted individual performance achievement. For each plan year, actual bonus awards will generally be paid on or before March 15th of the following year. In no case shall the actual bonus award exceed 200% of the eligible employee’s target bonus award.

The Board may terminate, suspend or modify (and if suspended, may reinstate with or without modification) all or part of the Plan at any time, with or without notice to participants.

The above description of the Plan does not purport to be complete and it is qualified in its entirety by reference to the Plan, a copy of which is attached to this report as Exhibit 10.5 and is incorporated herein by reference.

(c) Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of our company, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our Insider Trading Policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following describes a contract, instruction or written plan for the sale or purchase of our securities adopted by a director during the second quarter of 2023 that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”): On June 12, 2023, Barry Greene, our lead independent director, entered into a 10b5-1 trading arrangement which provides for the exercise and associated sale of up to 3,030 shares of our common stock underlying a vested stock option award which will expire on September 30, 2023. This trading arrangement will be in effect until September 29, 2023 or such earlier date upon which all transactions are completed or expire without execution.

During the second quarter of 2023, none of our other directors or officers adopted a Rule 10b5-1 trading arrangement and none of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

4.1	Common Stock Purchase Warrant, dated August 1, 2023, issued to Heathcare Royalty Partners III, L.P.

10.1

Open Market Sale AgreementSM, dated as of February 17, 2023, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-269846) filed with the Commission on February 17, 2023).

10.2*

Amendment No. 1 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023).

10.3*

Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023).

10.4

Second Amendment to Revenue Interest Financing Agreement, dated as of August 1, 2023, by and among the Registrant, Karyopharm Europe GmbH, HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC.

10.5*	Karyopharm Therapeutics Inc. Annual Bonus Plan.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 2, 2023	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 2, 2023	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)