Form 10-Q
period 2023-09-30
Karyopharm Therapeutics Inc.
filed 2023-11-02
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, there were 114,533,991 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$43,655	$135,188
Investments	164,660	142,779
Accounts receivable, net	37,923	47,086
Inventory	3,105	4,224
Prepaid expenses and other current assets	13,334	19,821
Restricted cash	545	1,064
Total current assets	263,222	350,162
Property and equipment, net	686	1,139
Operating lease right-of-use assets	4,796	6,238
Restricted cash	381	633
Other assets	875	—
Total assets	$269,960	$358,172
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$943	$2,773
Accrued expenses	55,713	58,415
Operating lease liabilities	3,195	2,872
Other current liabilities	2,228	1,848
Total current liabilities	62,079	65,908
Convertible senior notes	170,702	170,105
Deferred royalty obligation	132,479	132,718
Operating lease liabilities, net of current portion	3,668	6,097
Other liabilities	1,428	—
Total liabilities	370,356	374,828
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value;
400,000 shares authorized, 114,523 shares issued and outstanding at September 30, 2023;
200,000 shares authorized; 113,213 shares issued and outstanding at December 31, 2022	12	12
Additional paid-in capital	1,345,535	1,327,909
Accumulated other comprehensive loss	(742)	(638)
Accumulated deficit	(1,445,201)	(1,343,939)
Total stockholders’ deficit	(100,396)	(16,656)
Total liabilities and stockholders’ deficit	$269,960	$358,172

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$30,207	$32,009	$86,955	$89,319
License and other revenue	5,802	4,136	25,331	34,175
Total revenue	36,009	36,145	112,286	123,494
Operating expenses:
Cost of sales	911	980	3,456	3,345
Research and development	35,553	31,359	99,369	117,730
Selling, general and administrative	30,805	34,645	101,193	110,752
Total operating expenses	67,269	66,984	204,018	231,827
Loss from operations	(31,260)	(30,839)	(91,732)	(108,333)
Other income (expense):
Interest income	2,750	658	8,423	1,025
Interest expense	(6,073)	(6,114)	(17,615)	(19,111)
Other income (expense), net	89	16	(145)	(70)
Total other expense, net	(3,234)	(5,440)	(9,337)	(18,156)
Loss before income taxes	(34,494)	(36,279)	(101,069)	(126,489)
Income tax provision	(12)	(45)	(193)	(296)
Net loss	$(34,506)	$(36,324)	$(101,262)	$(126,785)
Net loss per share—basic and diluted	$(0.30)	$(0.45)	$(0.89)	$(1.60)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	114,401	80,210	114,033	79,153

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(34,506)	$(36,324)	$(101,262)	$(126,785)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	169	(145)	(95)	(329)
Foreign currency translation adjustment	(128)	(69)	(9)	(614)
Comprehensive loss	$(34,465)	$(36,538)	$(101,366)	$(127,728)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(101,262)	$(126,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,527	29,226
Depreciation and amortization	453	508
Amortization of debt issuance costs	597	602
Net amortization of premiums and discounts on investments	(3,077)	(361)
Other	3	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	9,163	(4,949)
Inventory	1,119	(143)
Prepaid expenses and other assets	5,612	(7,977)
Operating lease right-of-use assets	1,442	1,234
Accounts payable	(1,830)	(790)
Accrued expenses and other liabilities	(779)	(11,621)
Operating lease liabilities	(2,106)	(1,652)
Net cash used in operating activities	(74,138)	(122,711)
Investing activities
Purchases of property and equipment	—	(118)
Proceeds from sales and maturities of investments	123,688	90,078
Purchases of investments	(142,591)	(128,918)
Net cash used in investing activities	(18,903)	(38,958)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	35,082
Proceeds from the exercise of stock options and shares issued under employee stock purchase plan	860	2,813
Net cash provided by financing activities	860	37,895
Effect of exchange rate on cash, cash equivalents and restricted cash	(123)	(614)
Net decrease in cash, cash equivalents and restricted cash	(92,304)	(124,388)
Cash, cash equivalents and restricted cash at beginning of period	136,885	197,445
Cash, cash equivalents and restricted cash at end of period	$44,581	$73,057
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$43,655	$71,351
Short-term restricted cash	545	1,080
Long-term restricted cash	381	626
Total cash, cash equivalents and restricted cash	$44,581	$73,057
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,588	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$2,770	$2,523
Cash paid for interest on deferred royalty obligation	$12,225	$24,960

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	(71,248)
Vesting of restricted stock	183	—	—	—	—	—
Stock-based compensation expense	—	—	5,078	—	—	5,078
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized gain on investments	—	—	—	169	—	169
Foreign currency translation adjustment	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(34,506)	(34,506)
Balance at September 30, 2023	114,523	$12	$1,345,535	$(742)	$(1,445,201)	(100,396)

Balance at June 30, 2022	79,798	$8	$1,153,301	$(538)	$(1,269,109)	$(116,338)
Vesting of restricted stock	171	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	7	—	11	—	—	11
Stock-based compensation expense	—	—	6,797	—	—	6,797
Issuance of common stock, net of issuance costs	1,051	—	5,788	—	—	5,788
Unrealized loss on investments	—	—	—	(145)	—	(145)
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(36,324)	(36,324)
Balance at September 30, 2022	81,027	$8	$1,165,897	$(752)	$(1,305,433)	$(140,280)

Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	1,019	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation expense	—	—	16,527	—	—	16,527
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized loss on investments	—	—	—	(95)	—	(95)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(101,262)	(101,262)
Balance at September 30, 2023	114,523	$12	$1,345,535	$(742)	$(1,445,201)	$(100,396)

Balance at December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	844	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	445	—	2,813	—	—	2,813
Stock-based compensation expense	—	—	29,226	—	—	29,226
Issuance of common stock, net of issuance costs	3,992	—	35,082	—	—	35,082
Unrealized loss on investments	—	—	—	(329)	—	(329)
Foreign currency translation adjustment	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(126,785)	(126,785)
Balance at September 30, 2022	81,027	$8	$1,165,897	$(752)	$(1,305,433)	$(140,280)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 17, 2023 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at September 30, 2023 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross product revenue	$37,981	$39,178	$111,387	$108,947
Provisions for product revenue	(7,774)	(7,169)	(24,432)	(19,628)
Total product revenue, net	$30,207	$32,009	$86,955	$89,319

As of September 30, 2023 and December 31, 2022, net product revenue of $23.4 million and $23.6 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of September 30, 2023 and December 31, 2022.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of September 30, 2023	As of December 31, 2022
Raw materials	$391	$1,370
Work in process	1,955	1,878
Finished goods	759	976
Total inventory	$3,105	$4,224

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expenses in the period incurred.

4. License Agreements

In prior periods, we entered into license agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”) and Antengene Therapeutics Limited (“Antengene”), both of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers. For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 5, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Menarini	$5,564	$1,618	$19,912	$15,235
Antengene	80	1,532	1,952	11,533
Other	158	986	3,467	7,407
Total license and other revenue	$5,802	$4,136	$25,331	$34,175

During the three months ended September 30, 2023, we recognized $5.4 million of revenue for the reimbursement of development-related expenses from Menarini.

During the three months ended September 30, 2022, we recognized $1.4 million of revenue for the reimbursement of development related expenses from Menarini, $1.4 million of royalty revenue from Antengene, and $1.0 million of other royalty revenue.

During the nine months ended September 30, 2023, we recognized $15.0 million of revenue for the reimbursement of development-related expenses, $3.5 million of license-related revenue, $0.7 million of royalty revenue, and $0.7 million of other revenue from Menarini. We also recognized $1.5 million of royalty revenue and $0.5 million of other revenue from Antengene. In addition, we recognized $2.5 million of other milestone-related revenue and $0.5 million of other royalty revenue.

During the nine months ended September 30, 2022, we recognized $15.0 million of revenue for the reimbursement of development related expenses from Menarini. We also recognized $7.8 million of milestone-related revenue, $2.8 million of royalty revenue, and $0.9 million of other reimbursement revenue from Antengene. In addition, we recognized $5.1 million of other royalty revenue and $2.3 million of other milestone-related revenue.

At September 30, 2023, license and other revenue of $14.5 million was included in accounts receivable. At December 31, 2022, license and other revenue of $22.5 million and $7.8 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at September 30, 2023 and December 31, 2022.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 - Unobservable inputs that reflect the assumptions market participants would use in pricing the asset or liability

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) in September 2019 and as amended in June 2021 and August 2023 (as amended, the “Amended Revenue Interest Agreement”), as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net on the condensed consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$16,863	$16,863	$—	$—
U.S. government and agency securities	14,925	—	14,925	—
Investments:
Corporate debt securities	76,148	—	76,148	—
Commercial paper	25,968	—	25,968	—
U.S. government and agency securities	62,544	—	62,544	—
	$196,448	$16,863	$179,585	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$115,498	$115,498	$—	$—
Commercial paper	7,629	—	7,629	—
Investments:
Corporate debt securities	78,143	—	78,143	—
Commercial paper	43,914	—	43,914	—
U.S. government and agency securities	20,722	—	20,722	—
	$265,906	$115,498	$150,408	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of September 30, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$76,441	$—	$(293)	$76,148
Commercial paper	25,995	—	(27)	25,968
U.S. government and agency securities	62,666	1	(123)	62,544
Total	$165,102	$1	$(443)	$164,660

	As of December 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,411	$3	$(271)	$78,143
Commercial paper	43,944	1	(31)	43,914
U.S. government and agency securities	20,768	—	(46)	20,722
Total	$143,123	$4	$(348)	$142,779

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 74 and 60 investments at September 30, 2023 and December 31, 2022, respectively, that were in an unrealized loss position. The unrealized losses at September 30, 2023 and December 31, 2022 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from September 30, 2023. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$74,056	$(279)	$2,092	$(14)	$76,148	$(293)
Commercial paper	25,968	(27)	—	—	25,968	(27)
U.S. government and agency securities	52,038	(119)	1,695	(4)	53,733	(123)
Total	$152,062	$(425)	$3,787	$(18)	$155,849	$(443)

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$72,820	$(271)	$—	$—	$72,820	$(271)
Commercial paper	35,589	(31)	—	—	35,589	(31)
U.S. government and agency securities	20,722	(46)	—	—	20,722	(46)
Total	$129,131	$(348)	$—	$—	$129,131	$(348)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect (in thousands):

	As of September 30,
	2023	2022
Outstanding stock options	9,775	13,517
Unvested restricted stock units	7,818	3,756

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per common share during the three and nine months ended September 30, 2023 and 2022.

As discussed further in Note 9, “Stockholders’ Equity”, warrants to purchase up to 9,787,563 shares of our common stock are outstanding as of September 30, 2023. These warrants were excluded from the calculation of basic and diluted net loss per common share during the three and nine months ended September 30, 2023 and 2022 as the warrant holders do not have an obligation to share in our losses.

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$96	$52	$281	$162
Research and development	1,298	2,468	5,138	12,389
Selling, general and administrative	3,684	4,277	11,108	16,675
Total	$5,078	$6,797	$16,527	$29,226

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

Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. The warrants are exercisable through December 7, 2027. As of September 30, 2023, none of these warrants have been exercised.

On August 1, 2023, we issued to HCR, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, warrants to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable through August 1, 2030. As of September 30, 2023, none of these warrants have been exercised.

Open Market Sale Agreement

On August 17, 2018, we entered into an Open Market Sale Agreement (the “2018 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through Jefferies (the “Open Market Offering”). On May 5, 2020, we entered into Amendment No. 1 to the 2018 Open Market Sale Agreement, pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we could issue and sell from time to time through Jefferies, by $100.0 million, from $75.0 million to up to $175.0 million (the “Open Market Shares”).

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

During the three and nine months ended September 30, 2022, we sold an aggregate of 1,050,135 and 3,991,652 Open Market Shares under the 2018 Open Market Sale Agreement, respectively, for net proceeds of approximately $5.8 million and $35.1 million, respectively.

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sale Agreement during the three and nine months ended September 30, 2023. As of September 30, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

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

The Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of October 15, 2022, the Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

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

As of September 30, 2023, none of the above circumstances had occurred and as such, the Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Notes as of September 30, 2023.

The outstanding balances of the Notes consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Principal	$172,500	$172,500
Less: debt issuance costs	(1,798)	(2,395)
Net carrying amount	$170,702	$170,105

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of September 30, 2023, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of September 30, 2023 and December 31, 2022 was approximately $113.9 million and $133.1 million, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,293	$1,293	$3,881	$3,881
Amortization of debt issuance costs	205	202	597	602
Total	$1,498	$1,495	$4,478	$4,483

Future minimum payments on the Notes as of September 30, 2023 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2023	$2,588
2024	5,175
2025	177,675
Total minimum payments	185,438
Less: interest expense and issuance costs	(14,736)
Convertible senior notes	$170,702

Deferred Royalty Obligation

In September 2019, we entered into the Revenue Interest Agreement with HCR, which was subsequently amended in June 2021 and August 2023. We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million in June 2021 (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amount”).

In exchange for the above payments, HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Total payments to HCR are capped at 195% of the Investment Amount (the “Payment Cap”).

If HCR has not received 100% of the First Investment Amount and 65% of the Second Investment Amount by June 30, 2025 (the “First Minimum Aggregate Payment”), or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 195% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 195% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously paid to HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 195% of the Investment Amount less payments previously paid to HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 195% of the Investment Amount less payments previously paid to HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets. As of September 30, 2023, we have made $57.9 million in payments to HCR.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets.

We have also determined that the repayment of 195% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 5, “Fair Value Measurements” to our condensed consolidated financial statements.

The effective interest rate as of September 30, 2023 was approximately 15%. We have incurred debt issuance costs totaling $1.7 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at September 30, 2023 and December 31, 2022 was $129.7 million and $129.9 million, respectively, based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon receipt of the First Investment Amount and Second Investment Amount, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at September 30, 2023 and December 31, 2022 and is based on our current estimates of future payments to HCR over the life of the arrangement, which are considered Level 3 inputs.

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

As of September 30, 2023, we had an accumulated deficit of $1.4 billion. We had net losses of $101.3 million and $126.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue, net	$30,207	$32,009	$(1,802)	(6)%	$86,955	$89,319	$(2,364)	(3)%
License and other revenue	5,802	4,136	1,666	40%	25,331	34,175	(8,844)	(26)%
Total revenue	36,009	36,145	(136)	(0)%	112,286	123,494	(11,208)	(9)%
Operating expenses:
Cost of sales	911	980	(69)	(7)%	3,456	3,345	111	3%
Research and development	35,553	31,359	4,194	13%	99,369	117,730	(18,361)	(16)%
Selling, general and administrative	30,805	34,645	(3,840)	(11)%	101,193	110,752	(9,559)	(9)%
Loss from operations	(31,260)	(30,839)	(421)	1%	(91,732)	(108,333)	16,601	(15)%
Other expense, net	(3,234)	(5,440)	2,206	(41)%	(9,337)	(18,156)	8,819	(49)%
Loss before income taxes	(34,494)	(36,279)	1,785	(5)%	(101,069)	(126,489)	25,420	(20)%
Income tax provision	(12)	(45)	33	(73)%	(193)	(296)	103	(35)%
Net loss	$(34,506)	$(36,324)	$1,818	(5)%	$(101,262)	$(126,785)	$25,523	(20)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product revenue, net	$30,207	$32,009	$(1,802)	(6)%	$86,955	$89,319	$(2,364)	(3)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three and nine months ended September 30, 2023 decreased as compared to the three and nine months ended September 30, 2022, respectively. A number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023 and some remained closed through the third quarter of 2023. During foundation closures, we have provided XPOVIO to these patients at no charge through our Patient Assistance Program (“PAP”), which has adversely impacted our 2023 revenues year to date by approximately $1.2 million and $5.4 million in the three and nine months ended September 30, 2023, respectively. As key foundations become funded, new patients entering PAP are reduced, but we anticipate continued impact from patients who entered our PAP earlier in the year as they will remain in the program through the calendar year and receive their refills during the course of their treatment. We believe this trend will be mainly limited to 2023 since, beginning in 2024, changes in the design of Medicare Part D under the Inflation Reduction Act will eliminate the patient burden of the 5% Beneficiary Coinsurance requirement and we expect less need for Medicare Part D patients to utilize PAP for co-pay assistance compared to 2023.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Menarini Group ("Menarini")	$5,564	$1,618	$3,946	244%	$19,912	$15,235	$4,677	31%
Antengene Therapeutics Limited ("Antengene")	80	1,532	(1,452)	(95)%	1,952	11,533	(9,581)	(83)%
Other	158	986	(828)	(84)%	3,467	7,407	(3,940)	(53)%
Total license and other revenue	$5,802	$4,136	$1,666	40%	$25,331	$34,175	$(8,844)	(26)%

License and other revenue for the three months ended September 30, 2023 increased by $1.7 million as compared to the three months ended September 30, 2022 primarily due to a $4.0 million increase in revenue for the reimbursement of development-related expenses from Menarini, partially offset by a $2.2 million decrease in royalty revenue.

License and other revenue for the nine months ended September 30, 2023 decreased by $8.8 million as compared to the nine months ended September 30, 2022 primarily due to the recognition of $7.8 million of milestone-related revenue from Antengene in 2022.

We expect license and other revenue to remain relatively consistent in the fourth quarter of 2023 as compared to the third quarter of 2023.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of sales	$911	$980	$(69)	(7)%	$3,456	$3,345	$111	3%
Research and development	35,553	31,359	4,194	13%	99,369	117,730	(18,361)	(16)%
Selling, general and administrative	30,805	34,645	(3,840)	(11)%	101,193	110,752	(9,559)	(9)%
Total operating expenses	$67,269	$66,984	$285	0%	$204,018	$231,827	$(27,809)	(12)%

Cost of Sales

The cost of sales during the three and nine months ended September 30, 2023 and 2022 reflects a portion of the costs related to the manufacturing of XPOVIO and related materials, since, prior to the approval of XPOVIO by the FDA in July 2019, these costs were expensed. The manufacturing costs of XPOVIO on-hand upon FDA approval amounted to approximately $2.8 million, substantially all of which was utilized as of September 30, 2023.

We expect cost of sales to remain relatively consistent in the fourth quarter of 2023 as compared to the third quarter of 2023.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical trial and related costs	$18,251	$11,147	$7,104	64%	$43,343	$44,245	$(902)	(2)%
Personnel costs	12,220	13,732	(1,512)	(11)%	39,247	46,353	(7,106)	(15)%
Consulting, professional and other costs	3,784	4,012	(228)	(6)%	11,641	14,743	(3,102)	(21)%
Stock-based compensation	1,298	2,468	(1,170)	(47)%	5,138	12,389	(7,251)	(59)%
Total research and development expenses	$35,553	$31,359	$4,194	13%	$99,369	$117,730	$(18,361)	(16)%

Research and development expenses for the three months ended September 30, 2023 increased by $4.2 million as compared to the three months ended September 30, 2022. The increase in clinical trial and related costs of $7.1 million was primarily due to the advancement of our three pivotal Phase 3 studies. The decrease in personnel costs of $1.5 million and decrease in stock-based compensation of $1.2 million was primarily due to a reduction in headcount and contractors.

Research and development expenses for the nine months ended September 30, 2023 decreased by $18.4 million as compared to the nine months ended September 30, 2022. The decrease in personnel costs of $7.1 million and decrease in stock-based compensation of $7.3 million was primarily due to a reduction in headcount and contractors, including severance-related expenses in connection with the departure of our former Chief Scientific Officer and Chief Medical Officer incurred in 2022.

We expect our research and development expenses to remain relatively consistent in the fourth quarter of 2023 as compared to the third quarter of 2023 as we continue to progress our three pivotal Phase 3 studies and realize the benefits of initiatives taken to optimize our organization and cost structure.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Personnel costs	$16,568	$16,380	$188	1%	$52,593	$52,056	$537	1%
Consulting, professional and other costs	10,553	13,988	(3,435)	(25)%	37,492	42,021	(4,529)	(11)%
Stock-based compensation	3,684	4,277	(593)	(14)%	11,108	16,675	(5,567)	(33)%
Total selling, general and administrative expenses	$30,805	$34,645	$(3,840)	(11)%	$101,193	$110,752	$(9,559)	(9)%

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased by $3.8 million as compared to the three months ended September 30, 2022, primarily due to a decrease in consulting, professional and other costs as a result of more focused commercial-related activities due to lower headcount.

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased by $9.6 million as compared to the nine months ended September 30, 2022. The $4.5 million decrease in consulting, professional and other costs was primarily due to lower commercial-related activities. The $5.6 million decrease in stock-based compensation was primarily due to $3.5 million of severance-related stock-based compensation expenses incurred during 2022 in connection with the departure of our former Chief Executive Officer.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter of 2023 as compared to the third quarter of 2023.

Other Expense, net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(6,073)	$(6,114)	$41	(1)%	$(17,615)	$(19,111)	$1,496	(8)%
Interest income	2,750	658	2,092	318%	8,423	1,025	7,398	722%
Other income (expense)	89	16	73	456%	(145)	(70)	(75)	107%
Total other expense, net	$(3,234)	$(5,440)	$2,206	(41)%	$(9,337)	$(18,156)	$8,819	(49)%

Other expense, net for the three and nine months ended September 30, 2023 decreased by $2.2 million and $8.8 million, respectively, as compared to the three and nine months ended September 30, 2022, respectively, primarily due to a $2.1 million and $7.4 million increase in interest income during the three and nine months ended September 30, 2023, respectively, resulting from higher average interest rates on our investments.

We expect other expense, net to remain relatively consistent in the fourth quarter of 2023 as compared to the third quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations through a combination of product revenue sales, private placements of our common and preferred stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities. As of September 30, 2023, our principal source of liquidity was $208.3 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $101.3 million for the nine months ended September 30, 2023. We expect that our cash, cash equivalents and investments at September 30, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(74,138)	$(122,711)	$48,573	(40)%
Net cash used in investing activities	(18,903)	(38,958)	20,055	(51)%
Net cash provided by financing activities	860	37,895	(37,035)	(98)%
Effect of foreign exchange rates	(123)	(614)	491	(80)%
Net decrease in cash, cash equivalents and restricted cash	$(92,304)	$(124,388)	$32,084	(26)%

Operating activities. The $48.6 million decrease in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by a decrease in expenses and the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $20.1 million decrease in net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by a $33.6 million increase in proceeds from the sales and maturities of investments, partially offset by a $13.7 million increase in purchases of investments.

Financing activities. The $37.0 million decrease in net cash provided by financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the net cash proceeds of $35.1 million from the sale of shares of our common stock under our 2018 Open Market Sale Agreement (as defined below) in 2022. There were no sales of our common stock under the 2018 Open Market Sale Agreement or the 2023 Open Market Sale Agreement (as defined below) in the nine months ended September 30, 2023.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”), which was subsequently amended on June 23, 2021 and August 1, 2023 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”).

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

On May 5, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement, dated August 17, 2018 (the “2018 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we increased the maximum aggregate offering price of shares of our common stock that we could issue and sell from time to time through Jefferies, by $100.0 million from $75.0 million to up to $175.0 million (the “Open Market Shares”). During the three and nine months ended September 30, 2022, we sold an aggregate of 1,050,135 and 3,991,652 Open Market Shares, respectively, under the 2018 Open Market Sale Agreement, for net proceeds of approximately $5.8 million and $35.1 million, respectively.

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

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sales Agreement during the three and nine months ended September 30, 2023. As of September 30, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the nine months ended September 30, 2023, we received $25.9 million in milestone and upfront payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $9.6 million of these reimbursements under the Menarini Agreement during the nine months ended September 30, 2023.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.6 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually. We expect to incur total lease costs of $7.7 million from September 30, 2023 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for both the nine months ended September 30, 2023 and 2022.

Contractual Obligations

We have contractual obligations under our Notes and under our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect to continue to incur costs related to our clinical development programs as we rapidly advance three pivotal Phase 3 studies, as well as commercialization expenses related to sales, marketing, manufacturing and distribution of our approved products, to the extent that these functions are not the responsibility of our collaborators.

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

We currently expect that cash, cash equivalents and investments at September 30, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect lease costs under this commitment to total $3.7 million in 2023 and increase annually; we expect to incur total lease costs of $7.7 million from September 30, 2023 to September 30, 2025;
•
Future long-term debt obligations related to the Notes of $185.4 million over the next two years; and
•
Future royalty obligations to HCR under the Amended Revenue Interest Agreement of approximately $205.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $208.3 million as of September 30, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, immunomodulators, and a BCL-2 inhibitor are in clinical development and may be introduced into the multiple myeloma market in 2023. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2023 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, may have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 17, 2023 (“Annual Report”) for more information on competition.

We are currently focused on developing and commercializing our products and product candidates for the treatment of cancer and there are a variety of available therapies marketed for cancer. In many cases, cancer drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic drugs. Our products are priced at a significant premium over competitive generic drugs, which may make it difficult for us to achieve our business strategy of using our products in combination with existing therapies or replacing existing therapies with our products.

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

As a result of the COVID-19 pandemic that has affected many segments of the global economy, we and our collaborators have experienced, and may in the future experience, disruptions that could adversely impact our business, clinical trial activities and commercial operations, including:

•
negative impact to XPOVIO revenue due to the continued reduced ability of our sales force to meet with healthcare professionals in person;
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

The Biden Administration ended the public health emergency declarations related to COVID-19 on May 11, 2023. In connection with this determination, the FDA terminated 22 COVID-19-related policies and allowed 22 others to continue for an additional 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates.

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
•
economic weakness, including the uncertainty associated with current worldwide economic conditions as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, natural disasters, military conflicts, including the conflict between Russia and Ukraine and the war between Israel and Hamas, the Palestinian group that controls the Gaza Strip, volatility in currency exchange rates, or political instability in particular foreign economies and markets;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
•
business interruptions resulting from pandemics (including the COVID-19 pandemic), geo-political actions, including war and terrorism, such as the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, climate change or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

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

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the U.S. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. However, the Court of Appeals did hold that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Department of Justice (the “DOJ”) and a manufacturer of mifepristone asked the U.S. Supreme Court to review the Court of Appeals’ decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

The FDA and comparable foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other U.S. or foreign agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Alleged violations of the FDCA or other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

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

We or our collaborators may seek certain designations for our product candidates in or outside of the U.S., including Breakthrough Therapy, Fast Track and Priority Review designations, and PRIME Designation in the EU, but we, or they, might not receive such designations, and even if we, or they, do, such designations may not lead to a faster development or regulatory review or approval process.

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

We, or our collaborators, may not be able to obtain orphan drug exclusivity for any product candidates we, or they, may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

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

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. As of March 2023, eight states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Six of those states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. On July 12, 2023, the Chamber moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the district court denied the Chamber’s motion, finding that the Chamber did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. The court also denied the government’s motion to dismiss, indicating that it needs more information from the parties before ruling on that motion. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

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

Since inception, we have incurred significant operating losses. Our net loss was $34.5 million for the quarter ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $1.4 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our preferred and common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor and eltanexor as well as our other product candidates. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Further, a number of myeloma foundations that help support many Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023 and some remained closed through the third quarter of 2023. During foundation closures, we provide XPOVIO to these patients at no charge through our Patient Assistance Program (“PAP”), which has adversely impacted our 2023 revenues year to date. As key foundations become funded, new patients entering PAP are reduced, but we anticipate continued impact from patients who entered our PAP earlier in the year as they will remain in the program through the calendar year and receive their refills during the course of their treatment. We believe this trend will be mainly limited to 2023 since, beginning in 2024, changes in the design of Medicare Part D under the Inflation Reduction Act will eliminate the patient burden of the 5% Beneficiary Coinsurance requirement and we expect less need for Medicare Part D patients to utilize PAP for co-pay assistance compared to 2023.

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

As of September 30, 2023, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

In September 2019, we entered into the Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) and which was amended in June 2021 and August 2023 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, or withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCR may accelerate payments due under the Amended Revenue Interest Agreement up to $263.3 million, less the aggregate of all of the payments previously paid to HCR. Upon the occurrence of specified material adverse events or the material breach of specified representations and warranties, which will not be considered events of default, HCR may elect to terminate the Amended Revenue Interest Agreement and require us to make payments necessary for HCR to receive $135.0 million, less the aggregate of all of the payments made to date, plus a specified annual rate of return. In the event that we are unable to make such payment, HCR may be able to foreclose on the collateral that was pledged to HCR, which consists of all of our present and future assets relating to selinexor. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have an adverse material impact on our business.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, rising inflation, failures and instability in U.S. and international banking systems, increasing interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are parties to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S., and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities, including activities in any country or territory outside of the U.S. and EU, as applicable, of our collaborators.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of October 27, 2023, 118 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 31 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of October 27, 2023, 21 patents were in force, 9 of which are exclusively licensed to Karyopharm by the University of Southern California, that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of October 27, 2023, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “KPTI”, and the continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price of $1.00 per share requirement, Nasdaq may take steps to delist our common stock, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market. Since October 24, 2023, the bid price of our common stock closed below $1.00 per share. If the bid price of our common stock were to close below $1.00 per share for 30 consecutive business days, we may receive a deficiency letter from Nasdaq, and there can be no assurance that we will be able to continue to comply with Nasdaq’s continued listing requirements. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock.

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

Our stock price has been, and may continue to be, volatile, and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $.76 to $5.97 in the 52-week period ended October 27, 2023. On October 27, 2023, the closing sale price of our common stock on the Nasdaq Global Select Market was $.82 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, rising inflation and increasing interest rates. The market price for our common stock may be influenced by many factors, including:

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

•
general economic, industry and market conditions, such as those caused by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and fluctuations in interest rates;
•
our ability to raise additional capital and the terms on which we can raise it;
•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders, or substantial changes in short interest in our common stock; and
•
the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, rising inflation and increasing interest rates. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on the market price of our common stock. Furthermore, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act, significantly revises the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 and the elimination of the carryback of such losses (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of our company, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

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

During the third quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

4.1

Common Stock Purchase Warrant, dated August 1, 2023, issued to Healthcare Royalty Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023).

10.1

Second Amendment to Revenue Interest Financing Agreement, dated as of August 1, 2023, by and among the Registrant, Karyopharm Europe GmbH, HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023).

10.2*	Karyopharm Therapeutics Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 2, 2023	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: November 2, 2023	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)