Form 10-K
period 2023-12-31
Karyopharm Therapeutics Inc.
filed 2024-02-29
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2023 was approximately $201.1 million. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 23, 2024: 115,067,083.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
XPOVIO faces substantial competition.
•
If our clinical trials fail to demonstrate safety and effectiveness to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays or be unable to complete the development of such product candidates.
•
We may be unable to successfully enroll patients in our ongoing and planned clinical trials in a reasonable timeframe, or at all.
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
•
We or our collaborators may not receive regulatory approvals for the commercialization of some or all of our or their product candidates, including necessary companion diagnostic devices, in a timely manner, or at all.
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
•
If we are unable to obtain and maintain patent protection for our products and product candidates and other discoveries, or the scope of the patent protection obtained is not sufficiently broad, our ability to successfully commercialize our products or product candidates may be adversely affected.
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

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom (“UK”)) outside of the U.S. is managed by our partners in their respective territories, as described under “Collaborations” below. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 40 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our core programs in endometrial cancer, multiple myeloma, and myelofibrosis (“MF”). We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. In January 2024, we announced that further clinical development of our eltanexor program is on hold in an effort to focus our resources on our prioritized late-stage programs.

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

•
Maximize the Commercial Value of XPOVIO in Multiple Myeloma. We are building upon our existing U.S. multiple myeloma foundation as we continue to expand the breadth and depth of XPOVIO’s use with earlier line patients. We expect to focus on growing sales in our approved U.S. indications by establishing XPOVIO as a novel effective modality that can become a standard of care in the second to fourth-line treatment setting following treatment with anti-CD38 therapy. With our global partners, we plan to maximize the global opportunity to bring XPOVIO to patients worldwide.
•
Focus on our Prioritized Clinical Pipeline. Our science enables us to potentially make a big difference in the lives of patients and we are focused on three priority clinical programs: multiple myeloma, endometrial cancer, and MF. Our clinical pipeline has been consciously and strategically focused to target cancers with high unmet need and a high probability of success based on the potential to provide meaningful clinical benefit to patients, potential regulatory approval, and supportive data. We will also continue to expand our understanding of the role nuclear transport plays in the underlying biology of cancer through focused signal seeking activities to identify future opportunities in other oncology indications for our SINE technology that may provide support for additional clinical investigation.
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

Our Programs to Treat Cancer

Overview

Cancer cells develop when there is dysregulation of genes that regulate critical cellular behaviors, such as cell growth and survival. The abnormal control over gene function is most often due to damage to DNA. Proteins called tumor suppressor proteins can monitor genes encoded in DNA for damage, and if damage is detected, the tumor suppressor proteins will direct the cell to attempt to repair it, or if the DNA damage is too severe, the tumor suppressor proteins will direct the cell to die in a process called apoptosis. In this way tumor suppressor proteins can prevent healthy cells that acquire DNA damage from turning into cancer cells, and thus cancer cells need to functionally inactivate tumor suppressor proteins in order to survive.

Many tumor suppressor proteins can only function properly when they are located inside of a cell’s nucleus. Proteins, however, are not made inside the nucleus but rather are made outside of the nucleus in an area called the cytoplasm. A membrane, called the nuclear membrane, separates the nucleus from the cytoplasm. Larger nuclear proteins, including many tumor suppressor proteins, must be transported from the cytoplasm into the nucleus to perform their functions in keeping a cell healthy. Similarly, these proteins can also be exported back into the cytoplasm. Proteins move from the nucleus to the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules, including many proteins and ribonucleic acids, enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins, which mediate the import of macromolecules into the nucleus, are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins. Therefore, the processes of import and export are carried out separately and are typically regulated independently.

One way that cancers functionally inactivate tumor suppressor proteins is via overproduction of a specific chaperone protein called XPO1. XPO1 is one of eight exportins that have been identified in human cells, and it exports over 220 proteins referred to as its “cargo proteins.” In particular, XPO1 appears to be the sole exporter for many critical tumor suppressor proteins that function in the cell nucleus, including p53, p73, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E, which itself binds to the messenger ribonucleic acids (“mRNAs”) that encode many growth-regulating proteins, including c-myc, bcl-2, bcl-6 and cyclin D. XPO1 carries these growth-promoting mRNAs from the nucleus into the cytoplasm where they are translated into proteins that promote cancer cell growth. XPO1 also exports the anti-inflammatory (and anti-tumor) protein IκB, which inhibits a protein called NF-κB. NF-κB is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases.

In certain cancer cells, XPO1 levels are reported to be elevated when compared to their healthy cell counterparts. Therefore, these elevated levels of XPO1 in cancer cells mediate the rapid export of tumor suppressor proteins as well as IκB and eIF4E out of the nucleus and can lead to reduced monitoring for DNA damage, the normal triggering of apoptosis and increased inflammation activity. Higher levels of XPO1 expression in cancer cells has also been correlated with resistance to chemotherapy and poor prognosis in patients.

Mechanism of Action of Our SINE Compounds - Inhibition of XPO1

Selinexor and eltanexor are novel therapies that are oral SINE compounds specifically designed to force nuclear accumulation of multiple tumor suppressor proteins that function in the nucleus. Selinexor and eltanexor also force nuclear accumulation of growth promoting mRNAs by similarly preventing their export, which prevents the translation of these mRNAs into proteins and thereby lowers expression of the growth promoting proteins that these mRNAs encode. The forced nuclear retention of these proteins can counteract a multitude of the cancer-promoting pathways that allow cancer cells with gene dysregulation to continue to grow and divide in an unrestrained fashion. Because normal cells have little or no DNA damage to cause gene dysregulation, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins and oncoprotein mRNAs.

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

Our Pipeline and Key Clinical Trials

Oral selinexor is being evaluated in multiple early, mid and late-stage clinical trials in patients with hematological and solid tumor malignancies, including both in the first line and in the relapsed and/or refractory setting. In general, relapsed disease refers to disease that progresses following the expiration of a specified period of time after discontinuation of therapy and refractory disease refers to disease that progresses while the patient is on therapy or within a specified period of time after discontinuation of therapy.

Key clinical trials of selinexor and eltanexor are summarized in the chart below. In addition to these studies, there are multiple ongoing investigator-sponsored clinical trials being conducted in a variety of hematological and solid tumor malignancies, post-marketing requirements, and potential signal seeking studies to further expand our development program in the future.

OUR SELINEXOR PROGRAM

We are currently evaluating selinexor in certain hematological and solid tumor malignancies, including multiple myeloma, endometrial cancer, MF and DLBCL.

Multiple Myeloma

Overview

Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone destruction, kidney disease and immunodeficiency. Multiple myeloma is the second most common blood cancer in the world and there is currently no cure. The American Cancer Society (the “ACS”) estimates that nearly 36,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2024. Myeloma occurs most commonly in people over age 65 and the risk of developing multiple myeloma increases with age.

The treatment of multiple myeloma has improved over the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is restricted to healthier, often younger patients. Treatment decisions are based on physician and patient choice rather than clear treatment guidelines, with the current standard of care being to switch drug classes once a regimen stops working. In addition to our XPO1 inhibitor, a number of non-chemotherapy drugs such as PIs, IMiDs, mAbs, bispecific antibodies, and CAR-T therapy, have also emerged as treatment options within the last two decades. The introduction of these non-chemotherapeutic novel agents has led to a significant increase in the survival of patients with multiple myeloma. However, despite the wide variety of newly approved or experimental therapies that are being used to treat patients with relapsed and/or refractory disease either alone or in combination, nearly all patients will eventually succumb to their disease. With nearly 12,500 deaths from multiple myeloma in the U.S. alone estimated for 2024 according to the ACS, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy or for whom current therapy is not suitable.

XPOVIO is currently approved to treat multiple myeloma in adult patients who have received at least one prior therapy based on data from the BOSTON Study and in adult patients with penta-refractory multiple myeloma based on data from the STORM Study.

In September 2023, the National Comprehensive Cancer Network Clinical Practice Guidelines (the “NCCN Guidelines”) elevated XPOVIO in combination with Velcade® (bortezomib) and dexamethasone (“XVd”) to a preferred and category 1 regimen for lenalidomide- refractory patients with RRMM who have received one-to-three prior lines of therapy in its Clinical Practice Guidelines in Oncology. The NCCN Guidelines are a comprehensive set of guidelines detailing the sequential management decisions and interventions that currently apply to 97% of cancers affecting patients in the U.S. and are intended to ensure that all patients receive preventive, diagnostic, treatment and supportive services that will most likely lead to optimal outcomes.

The BOSTON Study

The December 2020 FDA approval of XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy was based on the results of the BOSTON Study, a multi-center, Phase 3, randomized study conducted at over 150 clinical sites internationally. The BOSTON Study evaluated 402 adult patients with RRMM who had received one to three prior lines of therapy. The study was designed to compare the efficacy, safety and certain health-related quality of life parameters of once-weekly oral selinexor in combination with once-weekly administration of Velcade® plus low-dose dexamethasone (the “XVd Arm”) versus twice-weekly administration of Velcade® plus dexamethasone (the “Vd Arm”). The primary endpoint of the study was progression-free survival (“PFS”) and key secondary endpoints included overall response rate (“ORR”) and the rate of peripheral neuropathy (“PN”), among others. Additionally, the BOSTON Study allowed for patients on the Vd Arm to crossover to the XVd Arm following objective (quantitative) progression of disease verified by an Independent Review Committee (“IRC”).

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

In June 2023, we presented data from an unplanned subgroup analysis of BOSTON patients without prior PI exposure (XVd: n = 47; Vd: n= 48) at the 2023 European Hematology Association Hybrid Congress, which analysis demonstrated an approximate tripling of median PFS for XVd compared to Vd at 29.5 vs 9.7 months; HR for PFS favored XVd at 0.29 (95% Confidence Interval (“CI”) 0.14 - 0.63, nominal p=<0.001).

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

The STORM Study was a global, multi-center, single-arm Phase 2b clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone (“Xd”) in patients with heavily pretreated, RRMM. These heavily pretreated patients had a median of seven prior therapeutic regimens, including a median of 10 unique anti-myeloma agents. Specifically, the myeloma patients who were eligible for the study had prior treatment with the two PIs, Velcade® and Kyprolis® (carfilzomib), the two IMiDs, Revlimid® (lenalidomide) and Pomalyst®(pomalidomide), and the anti-CD38 mAb Darzalex® (daratumumab), as well as alkylating agents, and their disease was refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex®, and their most recent therapy. In all patients, this myeloma was considered “triple-class refractory.”

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

The XPORT-MM-031/EMN29 Study

The EMN29 study is an ongoing randomized global Phase 3 study sponsored by the European Myeloma Network evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone (“EloPd”) in patients with RRMM (the “EMN29 Study”; NCT05028348). The EMN29 Study is expected to enroll up to 222 patients who will be randomized to either SPd or EloPd and is designed to evaluate a 40 mg once weekly dose of selinexor compared to standard dosing of elotuzumab in combination with pomalidomide and dexamethasone in RRMM as the immediate next line of therapy after treatment with anti-CD38 antibodies. Patients enrolled in the EMN29 Study have received one to four prior lines of therapy, including a PI and lenalidomide, and have had an anti-CD38 mAb in their most recent prior line of therapy. The primary endpoint of the EMN29 Study is PFS, with ORR, OS and DOR, among others, as secondary endpoints.

The determination to initiate the EMN29 Study was based on data from an all-oral arm of the Phase 1b/2 STOMP Study (NCT02343042) and the Phase 2 Study XPORT-MM-028 (NCT04414475) in which selinexor was evaluated in combination with pomalidomide and low-dose dexamethasone in patients with RRMM who received at least two prior lines of therapy, including a PI and an IMiD. The decision to specify the patient population in the EMN29 Study as RRMM with progression of disease immediately after a line of therapy which contained anti-CD38 mAb treatment was based on these same studies (NCT02343042 and NCT04414475) in which the subgroup of patients exposed to prior anti-CD38 therapy achieved a median PFS of 8.7 months (95% CI 7.6, not estimable). This median PFS compares favorably to that seen with the next line of treatment in anti-CD38 exposed patients of 4.6 months and anti-CD38 refractory patients of 3.4 months.

The STOMP Study: Arm 12 (selinexor in combination with mezigdomide and dexamethasone)

In October 2023, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to evaluate mezigdomide, BMS’ proprietary investigational cereblon E3 ligase modulator (CELMoD™) agent, in combination with selinexor in patients with RRMM progressing after T-cell immunotherapies. This Phase 1b/2 study will evaluate mezigdomide in combination with selinexor doses of either 40 mg or 60 mg once weekly plus dexamethasone in patients who have prior exposure to IMiDs, PIs, and anti-CD38 mAb treatment. All patients must have received at least two prior lines of therapy, and either have progressed after or are not eligible to receive CAR-T or bispecific antibody treatment. The primary endpoints of this trial are to assess the ORR and the clinical benefit rate. Key secondary endpoints include PFS, OS and DOR. In addition, the trial will evaluate dynamic changes in T-cell populations and activity as patients undergo treatment. Under the terms of the agreement with BMS, we will sponsor the study as a new arm of the STOMP Study and BMS will supply the study’s clinical drug mezigdomide.

Endometrial Cancer

Overview

Endometrial cancer occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control and invade surrounding tissues. In the U.S., endometrial cancer is the most common gynecological cancer with both incidence and mortality rates continuing to rise. The ACS estimates that there will be approximately 61,000 new cases of endometrial cancer diagnosed in 2024 in the U.S. Approximately 16,000 women are expected to be diagnosed with advanced or metastatic endometrial cancer each year in the U.S. with approximately 50% of those patients having TP53 wild-type endometrial cancer. Endometrial cancer affects mainly post-menopausal women and the average age of women diagnosed with endometrial cancer is 60 years. Endometrial cancer is often detected at an early stage because it frequently produces abnormal vaginal bleeding. Standard of care treatments for patients with endometrial cancer are based on the stage of the disease at diagnosis and the grade of the tumor, and include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. Surgery is the first treatment for almost all women with endometrial cancer, followed by chemotherapy and/or adjuvant radiation therapy for cases of advanced or high grade endometrial cancer. For many patients who respond to adjuvant therapies, the NCCN Guidelines recommend a “watch and wait” approach until the disease relapses. Maintenance therapies are designed to prolong the response period and prevent relapse. There are currently no specific targeted FDA approved therapies post-chemotherapy specifically indicated for patients with TP53 wild-type endometrial cancer. Recently, there has been an increased focus on using molecular classification of endometrial cancers to select the most appropriate therapies for patients. TP53 wild-type status could represent a potentially unique but fundamental biomarker in endometrial cancer. TP53 wild-type endometrial cancer co-occurs with both proficient mismatch repair (“pMMR”) and deficient mismatch repair (“dMMR”) subsets. In 2023, dostarlimab-gxly, a new treatment option post-chemotherapy was approved by the FDA for patients with dMMR advanced or recurrent endometrial cancer, which represents approximately 20% of the total advanced or recurrent endometrial cancer patient population, and advanced the treatment options for this subgroup. However, a large unmet need continues to exist for patients with pMMR and TP53 wild-type endometrial cancer, which represent between approximately 40% to 55% of advanced and recurrent endometrial cancer patients.

Clinical correlative and non-clinical mechanism of action studies have shown that inhibition of XPO1 by selinexor leads to the nuclear accumulation and activation of p53, a well-established tumor suppressor protein encoded by the TP53 gene.

The EC-042 Study

In the fourth quarter of 2022, we initiated a global, Phase 3, randomized, double-blind study evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”; NCT05611931). The EC-042 Study is expected to enroll approximately 220 patients whose tumors are TP53 wild-type and who will be randomized in a 1:1 manner to receive either a 60 mg, once-weekly, administration of oral selinexor or placebo until disease progression, unacceptable toxicity, or withdrawal of consent. The primary endpoint of the study is PFS, as assessed by an investigator and OS as the key secondary endpoint. Further, in connection with the EC-042 Study, we entered into a global collaboration with Foundation Medicine, Inc. to develop FoundationOne®CDx, a tissue-based next generation sequencing test to identify and enroll patients whose tumors are TP53 wild-type.

The SIENDO Study

Our evaluation of selinexor to treat patients with TP53 wild-type advanced or recurrent endometrial cancer is supported by data from an exploratory subgroup analysis from our SIENDO Study, a multicenter, randomized, double-blinded Phase 3 study evaluating the efficacy and safety of oral selinexor versus placebo as a front-line maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment (the “SIENDO Study”; NCT03555422). Participants in the SIENDO Study with advanced or recurrent disease who had a PR or CR after at least 12 weeks of standard of care taxane-platinum combination chemotherapy were randomized in a 2:1 manner to receive either maintenance therapy of 80 mg of selinexor or placebo taken once per week, until disease progression. The primary endpoint in the SIENDO Study is PFS from time of randomization until death or disease progression as assessed by an investigator, with the goal of the study demonstrating a HR of 0.6.

In the first quarter of 2022, we presented top-line data from the SIENDO Study, including exploratory subgroup analyses. Selinexor-treated patients had a median PFS of 5.7 months compared to 3.8 months for patients on placebo, representing an improvement of 50%, (eCRF HR of 0.70 (CI: 0.4993-0.9957), p=0.0486; IRT HR of 0.76 (CI: 0.5428-1.0759), p=0.1266) in the full trial population, while patients with TP53 wild-type advanced or recurrent endometrial cancer treated with selinexor had a median PFS of 13.7 months compared to 3.7 months for patients on placebo. We believe that selinexor was well tolerated in the SIENDO Study with no new safety signals identified, and a discontinuation rate of 10.5% due to adverse events (“AEs”). The most common treatment-emergent AEs (“TEAEs”) in the SIENDO Study of any grade were: nausea (84%), vomiting (52%), constipation (37%) and thrombocytopenia (37%). The most common grade 3 TEAEs were nausea (10%), neutropenia (9%), thrombocytopenia (7%) and asthenia (6%).

In November 2023, we presented updated long-term safety and efficacy data from the pre-specified exploratory subgroup analysis from our SIENDO Study in patients with advanced or recurrent TP53 wild-type endometrial cancer at the International Gynecological Cancer Society Annual Global Meeting. In the exploratory subgroup analysis, 113 patients with TP53 wild-type endometrial cancer received selinexor (n=77) or placebo (n=36) as maintenance therapy. As of the September 1, 2023 data cut-off date, selinexor-treated patients had a median PFS of 27.4 months compared to 5.2 months for patients on placebo. For the TP53 wild-type population, updated data showed a HR of 0.41 (95% CI: 0.25-0.69). For patients with TP53 wild-type and pMMR endometrial cancer, the data showed a HR 0.32 (95% CI: 0.16-0.64) with PFS not reached after median follow-up of 31.6 months. For patients with TP53 wild-type and dMMR endometrial cancer, the data showed a HR of 0.45 (95% CI: 0.16-1.27). No new safety signals were identified as of the September 1, 2023 data cut-off date. The most common TEAEs with selinexor treatment were nausea (90%), vomiting (60%), thrombocytopenia (42%) and diarrhea (42%), the majority of which were grades 1-2. The rate of nausea in the placebo patients was 34%, vomiting 11%, and diarrhea 37%. The most common reported grade 3-4 TEAEs included neutropenia (18%), nausea (12%), and thrombocytopenia (10%). TEAEs leading to discontinuations in the selinexor group were reported in 16% of patients.

Myelofibrosis

Overview

MF is a rare blood cancer in which excessive scar tissue (fibrosis) forms in the bone marrow and impairs its ability to produce normal blood cells and can cause scarring in bone marrow, leading to severe anemia, low platelet counts, and abnormal white blood cell production. In addition, blood cell production may move to the spleen (causing spleen enlargement) or to other areas of the body. It is estimated that there are approximately 5,000 new cases of MF each year in the U.S. and approximately 20,000 patients living with MF in the U.S. Although MF can occur at any age, it is more common in older patients, with a median age at diagnosis of approximately 65 years. During the course of the disease, MF patients could experience abdominal discomfort from increasing spleen and liver size, itching, night sweats, abnormal bleeding, fever, bone or joint pain and involuntary weight loss. The underlying cause of primary MF has not yet been determined; however, it is associated with DNA changes in certain genes.

There is currently no drug therapy that can cure MF. Allogeneic hematopoietic stem cell transplantation (“HSCT”) is currently the only treatment for MF that can provide a clinical cure; patients who are not good candidates for HSCT are treated with a JAK2 inhibitor (“JAKi”), such as ruxolitinib, fedratinib, pacritinib or momelotinib to reduce spleen volume and improve symptoms. Not all patients respond adequately to a JAKi, and some patients cannot tolerate treatment or develop rapid progression on this treatment. As there is currently no effective treatment for patients who are resistant to JAKi, we believe there is a high unmet need for a treatment with a different mechanism of action to overcome resistance and provide improvement in primary disease management.

In May 2022, the FDA granted selinexor Orphan Drug Designation for the treatment of MF, and in October 2022, the European Commission (“EC”) granted Orphan Medicinal Product Designation for selinexor for the treatment of MF. In addition, in July 2023, we received Fast Track Designation from the FDA for selinexor for the treatment of patients with MF, including primary MF, post-essential thrombocythemia MF, and post-polycythemia vera MF.

The XPORT-MF-034 Study

In August 2022, enrollment was completed in a Phase 1 open-label, multicenter study of selinexor to evaluate the safety, effectiveness and recommended dose for selinexor in combination with ruxolitinib in treatment-naïve patients with MF (the “MF-034 Study”; NCT04562389). In the Phase 1 dose escalation portion of the MF-034 Study, we evaluated selinexor at both the 40 mg and 60 mg doses in combination with ruxolitinib in treatment-naïve patients with MF.

Throughout 2023, we reported evolving data from the MF-034 Study, most recently in December 2023, when we presented updated data on the Phase 1 portion of the MF-034 Study at the 65th American Society of Hematology 2023 Annual Meeting and Exposition. The data presented were based on results as of August 1, 2023 from 24 patients who had been assigned to either a 40 mg or 60 mg once weekly dose of selinexor, in combination with ruxolitinib 15/20 mg BID (twice daily). At week 24, 92% of efficacy evaluable patients (11 out of 12) demonstrated spleen volume reduction (“SVR”) of at least 35% from baseline (“SVR35”) and 78% of the evaluable patients for symptom response (7 out of 9) achieved total symptom score reduction of ≥50% (“TSS50”). At week 24, 79% of intent-to-treat (“ITT”) patients (11 out of 14) achieved SVR35 and 58% of the ITT patients (7 out of 12) achieved TSS50. Patients receiving a 60 mg dose of selinexor in the MF-034 Study (14 out of 24) and who achieved SVR35 and TSS50 at week 24 continued to remain in radiographic response as of the August 1, 2023 data cut-off date, representing a median duration of 32 weeks and 51 weeks for SVR35 and TSS50 durability, respectively. The safety data as of the August 1, 2023 data-cutoff was consistent with prior data from the MF-034 Study. The most common TEAEs for patients who received the 60 mg dose of selinexor were nausea (79%), anemia (64%), thrombocytopenia (64%) and fatigue (57%), the majority of which were grades 1-2. The most common reported grade 3-4 TEAEs for patients who received the 60 mg dose of selinexor were anemia (43%) and thrombocytopenia (29%). There were two treatment-related discontinuations, one due to thrombocytopenia and one due to peripheral neuropathy.

Based on the efficacy and safety data from the Phase 1 portion of the MF-034 Study supporting a 60 mg dose of selinexor as the recommended dose in combination with ruxolitinib, we initiated a pivotal Phase 3 portion of the MF-034 Study in mid-2023 to evaluate the efficacy and safety of once-weekly selinexor in combination with ruxolitinib in JAKi-naive MF patients. The Phase 3 portion of the MF-034 Study is a randomized, double-blind, placebo-controlled study which is expected to enroll 306 JAKi-naive patients with intermediate or high-risk MF. Patients are randomized 2:1 to 60 mg of selinexor plus ruxolitinib or ruxolitinib plus placebo. The ruxolitinib dose is determined by the investigators based on the patients’ baseline platelet count per the drug’s prescribing information. The co-primary endpoints are SVR35 and TSS50 at week 24, with a key secondary endpoint of anemia response at week 24.

The XPORT-MF-044 Study

We are planning to initiate a Phase 2 study to evaluate the safety and efficacy of selinexor as a monotherapy in patients with JAKi-naïve MF and moderate thrombocytopenia (the “MF-044 Study”; NCT05980806). The MF-044 Study is currently designed to enroll 58 patients who will receive either 60 mg or 40 mg of selinexor as a monotherapy. The expected primary endpoint is SVR35 at week 24 with key secondary endpoints of TSS50 at week 24, anemia response and pharmacokinetic/pharmacodynamic. Optional add-on JAKi in addition to selinexor, including ruxolitinib, momelotinib and pacritinib, may be initiated for patients whose SVR does not meet key benchmarks at weeks 12 and 24 compared to baseline.

The ESSENTIAL Study

Our evaluation of selinexor to treat MF is supported by data from the ongoing Phase 2 ESSENTIAL study, an investigator-sponsored open-label, prospective study evaluating single-agent selinexor at a dose of 80 mg, 60 mg or 40 mg once weekly in adult patients with primary or secondary MF with resistance or intolerance to JAKi therapy (the “ESSENTIAL Study”; NCT03627403). The primary endpoint of the ESSENTIAL Study is to assess the efficacy of selinexor on SVR. As of November 2021, the data cutoff, selinexor was administered to 12 patients. Median duration of prior JAKi therapy was 22 months (range 0.5 to 96 months), and 92% (11 of 12) patients had MF refractory to ruxolitinib. the median duration of treatment was 11 months (range 2.8 to 28.8 months). Of the ten patients who were on treatment for at least 24 weeks, four (40%) patients achieved SVR of ≥35% and six (60%) patients achieved SVR of ≥25%. Of the five patients who were transfusion dependent at screening, two (40%) achieved transfusion independence. Of the three patients with hemoglobin <10g/dL at screening, improvement in hemoglobin level of >2g/dl was observed in two (67%) patients. Reduction in marrow reticulin fibrosis from MF grade 3 to MF grade 1 was observed in a patient who had an assessment at week 72 demonstrating disease modification potential with longer treatment. While median OS was not yet reached, the two-year survival probability was assessed to be 91.7%. This compares favorably with a historical survival of 13 to 14 months in this population. The most common grade ≥3 TEAEs were anemia (33%) and fatigue (33%). These were manageable with treatment interruption and dose reduction, except in one patient who discontinued treatment.

Diffuse Large B-Cell Lymphoma

Overview

DLBCL is the most common type of Non-Hodgkin’s lymphoma, a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. According to the Lymphoma Research Foundation, over 18,000 people are diagnosed with DLBCL annually in the U.S. Although DLBCL can occur at any age, the median age at diagnosis is approximately 66 years of age. Approximately two-thirds of all newly diagnosed patients are cured using front-line chemotherapy (typically “R-CHOP”). Poor outcomes for patients who failed a R-CHOP regimen prompted efforts to discover new treatment approaches for DLBCL, both up-front and at the time of relapse. Despite the availability of CAR-T therapy, many patients with relapsed or refractory DLBCL are not medically stable enough to undergo this type of treatment. In addition, various other targets have been studied in the treatment of DLBCL but may also not be well tolerated in heavily pretreated patients.

The SADAL Study

In June 2020, the FDA approved XPOVIO under accelerated approval as a single-agent oral treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This approval was based on the results of the SADAL Study, an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60 mg, twice weekly) in patients that had relapsed or refractory DLBCL after at least two prior multi-agent therapies and who were ineligible for transplantation, including high dose chemotherapy with stem cell rescue. In this population, selinexor demonstrated an ORR of 29%, including a CR rate of 13%. Responses were seen in all subgroups evaluated regardless of age, gender, prior therapy, DLBCL subtype or prior stem cell transplant therapy. Patient responses were durable with a median DOR of 9.3 months (23.0 months for patients who achieved a CR). Importantly, responses were associated with longer survival, underscoring the potential of oral XPO1 inhibition as an oral, non-chemotherapeutic option for patients with relapsed or refractory DLBCL. Part 2 of the study is ongoing to evaluate alternate dosing (40 mg, twice weekly; 60 mg twice weekly for cycles 1 and 2; and 60 mg weekly for subsequent cycles).

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

The XPORT-DLBCL-030 Study

The XPORT-DLBCL-030 study, which will serve as the confirmatory study to the accelerated approval of XPOVIO in DLBCL granted by the FDA in June 2020, is a Phase 2/3 multi-center, randomized study evaluating the combination of selinexor and rituximab, gemcitabine and dexamethasone (“R-GDP”) in patients with relapsed or refractory DLBCL (the “XPORT-DLBCL-030 Study”; NCT04442022). The Phase 2 portion of the study is evaluating efficacy, safety and tolerability of R-GDP plus either selinexor 40 mg or 60 mg. The Phase 3 portion of the study is currently designed to evaluate the selected dose (as identified in the Phase 2 study) of selinexor or matching placebo given with the standard combination immunochemotherapy R-GDP to patients with at least one prior therapy and who are not intended for stem cell transplant and CAR-T cell therapy. The primary endpoint of the Phase 3 portion of the XPORT-DLBCL-030 Study would be PFS. The study is currently in the Phase 2 portion of the evaluation.

OUR ELTANEXOR PROGRAM

Myelodysplastic Neoplasms

Overview

MDS are a group of hematologic malignancies whereby the bone marrow does not make enough healthy blood cells (white blood cells, red blood cells, and platelets). Hypomethylating agents (“HMAs”) are the current standard of care for patients newly diagnosed with high-risk MDS. There is currently no other class of therapy approved for relapsed or refractory MDS patients; the current standard of care is participation in a clinical trial or best supportive care, such as transfusions and symptomatic treatment for cytopenias. Our product candidate, eltanexor, is a novel, oral SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. Based on the data described below, we have observed single-agent clinical activity of eltanexor to treat patients with HMA-refractory MDS.

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

The KCP-8602-801 Study

In September 2021, we initiated a Phase 2 expansion study of an ongoing open-label Phase 1/2 study investigating eltanexor as a single-agent or in combination with approved and investigational agents in patients with several types of hematologic and solid tumor cancers (the “KCP-8602-801 Study”; NCT02649790). The KCP-8602-801 Study is designed to evaluate eltanexor monotherapy in 83 patients with HMA-refractory, intermediate or high-risk MDS. The primary endpoint for this Phase 2 expansion study is ORR with PFS and OS, among others, as secondary endpoints. In May 2023, we announced interim data from the Phase 2 portion of the KCP-8602-801 Study at the 17th International Congress of Myelodysplastic Syndromes. As of the February 8, 2023 data cut-off date, 30 patients had been treated with 10 mg of oral eltanexor on Days 1-5 of each week. Eltanexor demonstrated a 27% ORR in the ITT population and a 31% ORR in the efficacy evaluable population, with ORR consisting of marrow CR and hematologic improvement only. No PRs or CRs were observed. Median overall survival was 8.7 months in both populations. Transfusion independence rate for red blood cells and/or platelets was 29%. Eltanexor was generally well-tolerated and manageable. The most common AEs were asthenia (47%), diarrhea (43%), and nausea (33%), the majority of which were grades 1-2. The most common grade ≥3 TEAEs were neutropenia (30%), thrombocytopenia (26.7%), and asthenia (16.7%).

In January 2024, we announced that further clinical development of our eltanexor program is on hold in an effort to focus our resources on our prioritized late-stage programs.

OTHER PIPELINE PROGRAMS

In addition to selinexor, we also may advance other novel drug candidates, such as KPT-9274. KPT-9274 is our first-in-class dual inhibitor of p21-activated kinase 4 (“PAK4”) and nicotinamide phosphoribosyltransferase (“NAMPT”). Co-inhibition of PAK4 and NAMPT may lead to synergistic anti-tumor effects through energy depletion, inhibition of DNA repair, cell cycle arrest, inhibition of proliferation, and ultimately apoptosis. Normal cells are more resistant to inhibition by KPT-9274 due in part to their relative genomic stability and lower metabolic rates. Hematologic and solid tumor cells that have become dependent on both PAK4 and NAMPT pathways may be susceptible to single-agent cytotoxicity of KPT-9274.

KPT-9274 has shown broad evidence of anti-cancer activity against hematological and solid tumor malignant cells while showing minimal toxicity to normal cells in vitro. In mouse xenograft studies, oral KPT-9274 has shown evidence of anti-cancer activity and tolerability. To our knowledge, we are the only company with an allosteric PAK4 modulator and/or NAMPT specific inhibitor currently in clinical development. We are evaluating development opportunities for KPT-9274.

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

Menarini

In December 2021, we entered into a license agreement with the Menarini Group (“Menarini”), an Italian pharmaceutical company (the “Original Menarini Agreement”). Pursuant to the Original Menarini Agreement, we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”) for all human oncology indications in the European Economic Area, UK, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In March 2023, the Original Menarini Agreement was amended (the “Amended Menarini Agreement”) to expand the Menarini Territory to include all countries in the continent of Africa and Saudi Arabia, United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq and Yemen (together with the Menarini Territory, the “Expanded Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Expanded Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Expanded Menarini Territory.

We received an upfront cash payment of $75.0 million in December 2021 and $3.5 million in April 2023 upon execution of the Amended Menarini Agreement. In addition, we are entitled to receive additional milestone payments from Menarini if certain development and sales performance milestones are achieved in the future. We are also eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Expanded Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all expenses we incur for the development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

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

Under the terms of the Original Antengene Agreement, we received an upfront cash payment in 2018 of $11.7 million. In June 2020, we received an additional $11.7 million upfront payment upon execution of the Amended Antengene Agreement. In addition, we are entitled to receive additional milestone payments from Antengene if certain other regulatory and commercialization goals are achieved in the future. We are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory.

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

Other

In addition to the above agreements, we have other collaborations related to the development or commercialization of our products and product candidates, such as the Cooperative Research and Development Agreement with the National Cancer Institute’s Cancer Therapy Evaluation Program and a clinical trial collaboration and supply agreement with BMS, as discussed above, to collaborate with us on studies to investigate the safety and effectiveness of selinexor in various oncology indications; the European Myeloma Network, with which we have a collaboration, as discussed above; and arrangements with academic and private non-academic institutions, which conduct investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

In July 2021, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania. In December 2023, we amended the license agreement to include global development and commercialization rights for all indications except for acute radiation syndrome. We received an upfront payment from Libo and are also entitled to receive certain milestone payments upon completion of technology transfer as well as development and regulatory milestones and single-digit royalties on future net sales of KPT-1200.

In addition, in February 2024 we reacquired KPT-350 and other assets, which we had sold to Biogen Inc. (“Biogen”) in January 2018 under an asset purchase agreement that was subsequently terminated by Biogen in June 2022. KPT-350 is a clinical stage SINE compound under evaluation for neurological indications, including amyotrophic lateral sclerosis. We intend to evaluate KPT-350 for development internally or through a third-party collaborator or licensor.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our products and product candidates. As of February 23, 2024, we were the sole owner of 47 patents in the U.S. and we had 13 pending patent applications in the U.S., two pending international applications filed under the Patent Cooperation Treaty (“PCT”), 162 granted patents and 98 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

The intellectual property portfolios for our key products and product candidates as of February 23, 2024 are summarized below.

•
Selinexor (KPT-330): Our selinexor patent portfolio covers: the composition of matter of selinexor; various polymorphic forms of selinexor, including the polymorph used in selinexor’s commercial drug substance; various methods of use of selinexor; as well as methods of making selinexor. There are two U.S. patents covering selinexor’s composition of matter. One of the patents will expire in July 2032 and the other will expire in July 2033 in view of Patent Term Extension awarded by the U.S. Patent and Trademark Office (“USPTO”). The U.S. patents covering the polymorph used in selinexor’s commercial drug substance will expire in August 2035. Any other patents that may issue in the U.S. as part of our selinexor patent portfolio will expire no earlier than July 2032. Any patents that may issue in foreign jurisdictions will likewise expire no earlier than 2032.
•
Supplementary Protection Certificates: We have filed applications for Supplementary Protection Certificates (“SPCs”) based on European Patent No. 2,736,887 directed to the composition of matter and use of selinexor. Some applications have granted and others are pending.
•
Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of making and using eltanexor, and consists of three issued U.S. patents, four pending non-provisional U.S. patent applications, 29 issued foreign patents, 15 pending foreign patent applications and one pending PCT application. The PCT application provides the opportunity for seeking protection in all PCT member states. Any patents that may issue in the U.S. as part of our eltanexor patent portfolio will expire no earlier than 2034, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2034.
•
PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of five patent families with seven issued U.S. patents, 25 issued foreign patents, one pending U.S. non-provisional patent application, and three pending foreign patent applications in total. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2034. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 22 countries/regions.
•
Biomarkers for XPO1 Inhibitors: Our patent portfolio also covers biomarkers related to treatment with XPO1 inhibitors, such as selinexor, and consists of one pending non-provisional U.S. patent application, one pending PCT application and six pending foreign patent applications. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2040. If non-provisional patent applications claiming the benefit of the pending U.S. provisional patent application referenced above are filed in 2024, any patents that may issue from such applications will expire no earlier than 2044, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2044.

In addition to the patent portfolios covering our key products and product candidates, as of February 23, 2024, our patent portfolio also includes 17 patents and 25 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies for XPO1 inhibitors.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “Government Regulation - Patent Term Restoration and Extension” below for additional information on such extensions. We have filed applications for patent term extension in the U.S., Korea, Taiwan, Australia and China based on the granted patent in each jurisdiction directed to the composition of matter of selinexor. In the U.S., Korea and Taiwan we have been awarded 342 days, 150 days and 5 years, respectively, of patent term extension. In Australia, the term of the patent has been extended from July 26, 2032 to March 8, 2037 and in China we are awaiting a determination from the relevant authority. There is no assurance that we will benefit from any patent term extension. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. We are aware of several other XPO1 inhibitors in clinical development world-wide. For example, in June 2020, Menarini acquired Stemline Therapeutics, Inc., including its oral XPO1 inhibitor, felezonexor. Menarini has completed a Phase 1 dose-escalation trial to evaluate felezonexor in patients with advanced solid tumors. Additionally, in August 2022, Shanghai Junshi Biosciences Co., Ltd announced FDA approval of its investigational new drug application (“IND”) for JS110, an XPO1 inhibitor in development in solid tumors, and has commenced a Phase 1/2 study in multiple myeloma.

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

The key competitive factors affecting the success of any approved oncology drug product, including our products and product candidates, if approved, are likely to be their actual or perceived efficacy, safety, tolerability, convenience and price, the availability of alternative cancer therapies and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, or commercialize existing products in new indications, and those products are or are perceived to be safer, more effective, more convenient, less expensive or more tolerable than any products that we have or may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Multiple Myeloma

Many therapies are approved for use in patients with multiple myeloma in the U.S., Europe and other parts of the world. Although XPOVIO is the only XPO1 inhibitor that has received marketing approval, we compete with multiple other treatment types in our approved indication. The primary competitors of XPOVIO in multiple myeloma include those that currently treat patients ranging from newly diagnosed patients to those with RRMM and are indicated for use either as single agent and/or as combination therapies. The current standard of care for the treatment of RRMM includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), PIs (e.g., bortezomib, carfilzomib and ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), B-cell maturation antigens including CAR-Ts (e.g., idecabtagene vicleucel, ciltacabtagene autoleucel) and bispecific antibodies. New classes/types of therapies are being introduced to the market each year. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2024 and beyond. In addition, future label expansions into earlier lines of existing therapies, including at least two CAR-T therapies, are anticipated in 2024 and beyond.

Endometrial Cancer

Surgery is the first treatment for almost all women with endometrial cancer, followed by chemotherapy and/or adjuvant radiation therapy for cases of advanced or high grade endometrial cancer. Upon disease progression, various chemotherapy agents and targeted drugs are commonly used. Multiple products with differing mechanisms of action are being evaluated in clinical trials, including checkpoint inhibitors (e.g., pembrolizumab, and durvalumab), PARP inhibitors, and tyrosine kinase inhibitors (e.g., lenvatinib). Until the mid-2023 approval of Jemperli® (dostarlimab) for the treatment of dMMR advanced or recurrent endometrial cancer, there were no products approved as a maintenance therapy. For patients with pMMR advanced or recurrent endometrial cancer, there are no approved checkpoint inhibitors and the primary treatment option remains chemotherapy followed by “watch and wait”. In addition, for advanced endometrial cancer, pembrolizumab is approved as a single agent or in combination with lenvatinib in a subgroup of patients with recurrent disease.

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

Myelofibrosis

The current standard of care for patients with MF who are not candidates for allogeneic HSCT, which is currently the only treatment for MF that can provide a clinical cure, is to treat the patients with JAKi’s, the only currently approved drug therapy for treatment for MF to reduce spleen volume and improve symptoms. There are only four JAKi’s currently approved, including ruxolitinib, fedratinib, pacritinib and momelotinib.

In addition, there are a number of product candidates in late-stage development, some of which could receive approval earlier than selinexor (e.g., pelabresib and navitoclax). Ongoing clinical trials, such as those involving imetelstat, bomedemstat, navtemadlin, siremadlin, and zilurgisertib are studying the treatment of MF either with JAKi therapy, non-JAKi therapy or a combination of JAKi and drug treatment.

MDS

If approved for the treatment of HMA refractory, intermediate or high-risk MDS, eltanexor will compete with the following currently marketed HMAs or HMA combinations: azacytidine, decitabine, decitabine/cedazuridine and ivosidenib, an IDH1 inhibitor. In addition, there are a number of product candidates that plan to file for approval in the next few years in combination with an HMA, primarily azacytidine, in frontline MDS; evorpacept (ALX18), an anti-CD47 fusion protein; lemzoparlimab, another anti-CD47 mAb; venetoclax, a BCL2 inhibitor; tamibarotene, a RARA agonist; as well as sabatolimab, an anti-TIM-mAb.

DLBCL

The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the mAb rituximab (or a rituximab biosimilar). In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used at first relapse. Over the past five years, a number of therapeutic interventions have been approved in the U.S., Europe and other parts of the world for the treatment of patients with relapsed or refractory DLBCL who have received at least two prior therapies and/or are not eligible for ASCT/HSCT. In addition, certain currently approved therapeutic interventions are also being evaluated in late-stage development in earlier lines of therapy for the treatment of patients with DLBCL, such as CD19-directed CAR-T therapies (e.g., axicabtagene ciloleucel), CD79b-directed antibody-drug conjugates (e.g., polatuzumab vedotin-piiq) and CD19-directed cytolytic antibody (e.g., tafasitamab-cxix and loncastuximab ), and anti-CD20/CD3 bispecifics (e.g., glofitamab, and epcoritamab, odronextomab).

Other agents are listed in the NCCN Guidelines and/or the European Society for Medical Oncology guidelines for use after one to two prior therapies, although they have not been formally approved by the FDA for treatment of DLBCL, including: lenalidomide, ibrutinib, and generic multiagent chemotherapy, including gemcitabine, oxaliplatin, and bendamustine.

In addition, a number of anti-cancer agents are in mid to late-stage development for the treatment of patients with DLBCL, including bispecific antibodies (e.g., mosunetuzumab), antibody drug conjugates (e.g., brentuximab vedotin), small molecules (e.g., enzastaurin, acalabrutinib, and zanubrutinib) and monoclonal antibodies (e.g., zilovertamab).

Sales and Marketing

Following the July 2019 U.S. commercial launch of XPOVIO in multiple myeloma and subsequent FDA approvals in 2020 in both earlier stage multiple myeloma and DLBCL, our commercial team has focused its efforts on educating health care providers on the efficacy and safety profile of XPOVIO with the goal of enabling cancer patients access to this important treatment. We are commercializing XPOVIO in the U.S. with our own focused, customer-facing teams, including sales specialists, reimbursement and access support specialists, and nurse liaisons, each typically with years of experience in hematology/oncology. We have approximately 60 field-based employees in the U.S. who call on academic and community-based healthcare professionals who treat multiple myeloma and DLBCL, as well as our reimbursement team. We believe that the current size of our sales force is appropriate at this time to effectively reach our target audience in the specialty markets in which we currently operate. Continued growth of our current marketed products and the launch of any future products may require further expansion of our field force and support organization within and outside of the U.S. For the foreseeable future, we intend to develop and commercialize XPOVIO and our product candidates alone in the U.S. and expect to rely on partners to develop and commercialize our products in territories outside of the U.S. In executing our strategy, our goal is to retain oversight over the global development and commercialization of our products by playing an active role in their commercialization or finding partners who share our vision, values, and culture.

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

The clinical and commercial supplies of the drug product for XPOVIO are currently manufactured pursuant to a combination of long-term supply agreements and as-needed purchase order agreements with our third-party manufacturers.

Selinexor is a small molecule drug and is manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry and formulation processes of selinexor have been developed to meet our large-scale manufacturing needs and do not require unusual equipment in the manufacturing process. We generally maintain sufficient inventory levels throughout our supply chain to exceed our two-year forecasts for XPOVIO in order to minimize the risks of supply disruption.

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
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and effectiveness of the proposed drug product for each indication;
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

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND and are typically referred to as IND-enabling studies.

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

In addition, sponsors usually must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved

NDA or BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Beyond reviewing an IND to assure the safety and rights of patients, the FDA’s review also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical investigations are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to the FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies. In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Clinical Studies Outside the U.S. in Support of FDA Approval

In connection with our clinical development program, we may have trial sites outside the U.S. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the U.S. in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the “NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017.

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and effectiveness such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if they are adequate and well-controlled studies to establish the evidence needed for regulatory approval.

In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (e.g., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 1 clinical trial (EOP1 meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (Pre-NDA or Pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues and does not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

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

Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under the PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional Orphan Drug Designations for rare pediatric subpopulations of what is otherwise a common disease. Further, Section 505B of the FDCA, as amended by FDARA, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of HHS determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of a drug product.

The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for federal fiscal year 2024 this application fee is $4,048,695) and the sponsor of an approved application is also subject to an annual program fee, currently set at $416,734 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review. The standard review time for an initial NDA or BLA is 12 months and it is ten months for a supplemental application.

Specifically, the FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor. Typically, a RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and effectiveness or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and effectiveness in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act (the “PDMA”) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act (the “DSCSA”) became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place however, in August 2023, the FDA set a one-year period ending in November 2024 in which it would exercise its enforcement discretion with respect to these requirements.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and effectiveness of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed by former President Trump in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022 (the “IRA”) has been delayed by Congress to January 1, 2032.

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

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

On June 6, 2023, Merck filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, BMS, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Federal and State Data Privacy Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If a sponsor fails to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, it could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents.

In addition to potential enforcement by the HHS, a sponsor is also potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. Sponsors will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements.

In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – the sole responsibility of which is to enforce the CPRA and other California privacy laws, which will further increase compliance risk.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and effectiveness and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not a company obtains FDA approval for a product candidate, it must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it may commence clinical trials or market products in those countries or areas. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

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

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (“CTR”) became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC (“CTD”). The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU (“EU Member State”) will only be required to submit a single application for approval. The submission has to be made through the Clinical Trials Information System (“CTIS”), a new clinical trials portal overseen by the European Medicines Agency (“EMA”) and available to clinical trial sponsors, competent authorities of the EU Member States and the public. All ongoing clinical trials in the EU approved under the prior CTD must be transitioned to the CTIS by January 31, 2025. This date marks the end of a three-year transition period that began when the CTR became applicable in the EU on January 31, 2022. Clinical trials that were started under the CTD and subject to transition to the CTR will by January 31, 2025 have to comply with the obligations of the CTR even if these are not included in the previous study protocol, such as (i) obligations of notification via CTIS; (ii) safety reporting rules; (iii) archiving requirement; and (iv) transparency requirements. Failure to transition ongoing clinical trials to the CTR by January 31, 2025 can result in corrective measures under Article 77 CTR, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

Beyond streamlining the process, the new CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines are defined in the CTR.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

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

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746) (“IVDR”) for In vitro diagnostic medical devices (“IVDs”). The new regulation replaces the In Vitro Diagnostic Directive (“IVDD”) 98/79/EC. The IVDR, among other things:

•
strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•
establishes a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The EC therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk IVDs to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would have to apply as from May 26, 2028. These transition periods only apply to so called “legacy devices”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD). These legacy devices, benefit from the extended transition periods if they fulfil certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 26, 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body, the manufacturer must submit an application to the notified body to transfer the device to the IVDR by May 26, 2025 (class D), 2026 (class C) or 2027 (class B and A sterile IVDs).

Conditional Approval

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data.

A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but sponsors can also request the EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

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

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file with respect to quality, safety and effectiveness, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

EU General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. In the United Kingdom (the “UK”), the GDPR

is retained in domestic law as the UK GDPR and sits alongside an amended version of the UK Data Protection Act 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the respective group of companies, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. The agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the UK will form two separate markets governed by two distinct regulatory and legal regimes. As such, the agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization is required to market our product candidates in the UK. From January 1, 2024 on, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.

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

We strive to provide our employees with a safe and healthy work environment and believe that the overall health, safety and wellness of our employees is critical to our long-term success and our growth as a business. As such, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being. Our full-time employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a Health Reimbursement Account for participating employees that partially covers employee deductibles and to help our employees cover medical expenses pre-tax, we also offer employees a Flexible Spending Account in addition to providing a monthly wellness fund designed to support broad well-being activities. In addition, our employees outside of the U.S. receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

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

Further, we strongly believe in fostering a culture of inclusiveness and employee well-being, which is key to our culture and overall success. We strive to bring together employees with a wide variety of backgrounds, skills and culture and encourage all our employees to maintain a work environment in which our differences are respected. We have put into place relationships with many local affinity groups including the biotech industry’s largest LGBTQ professional group and Latinos in biotech to extend our reach, build relationships and foster greater cohesion among our employees.

We have created a women’s Employee Resource Group (“ERG”) where women and allies can connect, share experiences, and inspire one another. The ERG is a safe space for open dialogue, mentorship, and collaboration that all employees can benefit from. We have also established key working relationships with local universities where we hire many of our interns in our annual program.

As of February 23, 2024, we had 325 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Some of our 2023 initiatives included continuing support for the scientific, medical, patient, and local communities in which we operate, including patient education, public health, quality of healthcare, and disease awareness, sponsoring local youth programs that focus on providing educational resources and career development opportunities for members of underserved communities and schools with diverse populations, and supporting patient community needs in response to natural disasters through both charitable giving to the community at large and specifically for those patients impacted.

We also enable our employees to participate in various charity events, including walks, races, and other events that impact change in the communities of the patients we serve. We have recently implemented an employee volunteer time off program to support volunteer activities that enhance the communities in which we live and work while providing our employees the paid time to help those around them. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals, and vision.

Our ESG Report, which describes our approach to ESG programs, is available on our website at https://investors.karyopharm.com/corporate-sustainability. Information in our ESG Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2024 and beyond.

Information about our Executive Officers

The following table lists the names, ages and positions of our executive officers as of February 23, 2024:

Name	Age	Position
Richard Paulson, M.B.A	56	President and Chief Executive Officer
Sohanya Cheng, M.B.A.	41	Executive Vice President, Chief Commercial Officer
Michael Mano, J.D.	47	Senior Vice President, General Counsel and Secretary
Michael Mason, C.P.A., M.B.A.	49	Executive Vice President, Chief Financial Officer and Treasurer
Stuart Poulton	51	Executive Vice President, Chief Development Officer
Reshma Rangwala, M.D., Ph.D	46	Executive Vice President, Chief Medical Officer

Richard Paulson, M.B.A. Mr. Paulson has served as our President and Chief Executive Officer since May 2021 and as a member of our Board since February 2020. Prior to joining Karyopharm, Mr. Paulson was the Executive Vice President and Chief Executive Officer of Ipsen North America, a biopharmaceutical company, from 2018 to May 2021. Mr. Paulson was Vice President and General Manager, U.S. Oncology Business Unit at Amgen Inc. (“Amgen”), a public biotechnology company, from 2015 to 2018 and prior to that was Vice President, Marketing for Amgen’s U.S. Oncology Business, General Manager, Amgen Germany and General Manager of Amgen Central & Eastern Europe. Prior to Amgen, Mr. Paulson held a number of global leadership positions at Pfizer Inc. (“Pfizer”), including serving as General Manager of Pfizer South Africa and Pfizer Czech Republic. Mr. Paulson also previously held a variety of sales, marketing, and market access roles with increasing seniority at GlaxoWellcome plc in Canada. Mr. Paulson has an M.B.A. from the University of Toronto, Canada and an undergraduate degree in commerce from the University of Saskatchewan, Canada.

Sohanya Cheng, M.B.A. Ms. Cheng joined Karyopharm as Vice President, Sales and Commercial in June 2021 and has served as our Executive Vice President, Chief Commercial Officer since December 2021. Prior to joining Karyopharm, Ms. Cheng served as Vice President, Head of Marketing, at Arrowhead Pharmaceuticals, Inc., a public pharmaceutical company, from August 2020 to December 2020. Prior to this role, Ms. Cheng spent eleven years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as Executive Director, Head of National Sales Force & Oncology Contracting Strategy from October 2019 to August 2020, Executive Director, Head of Marketing & Sales for their multiple myeloma business from 2018 to October 2019; and Chief of Staff to General Manager and Strategy & Operations Director for their oncology business from 2017 to 2018. Ms. Cheng holds an M.B.A. from the MIT Sloan School of Management and a BSc and MA in Biochemistry from the University of Cambridge, United Kingdom.

Michael Mano, J.D. Mr. Mano joined Karyopharm as Senior Vice President, General Counsel and Secretary in December 2020 with over 15 years of legal experience. Prior to joining Karyopharm, Mr. Mano served as Counsel, Business Development for Biogen, a public biotechnology company, from January 2018 to December 2020, where he supported Biogen’s global business development platform. Prior to that he was Senior Counsel at Proskauer Rose LLP, an international law firm, from 2013 to 2018 where he represented clients in a broad range of corporate matters. Prior to Proskauer Rose LLP, Mr. Mano was in private legal practice where he represented clients in the life sciences industry in a broad range of corporate matters. Mr. Mano received a B.A. in Political Science and Sociology from Saint Michael’s College and a Juris Doctor from Washington University School of Law.

Michael Mason, C.P.A., M.B.A. Mr. Mason joined Karyopharm in February 2019 as our Senior Vice President, Chief Financial Officer and Treasurer and was appointed Executive Vice President, Chief Financial Officer and Treasurer in June 2021. Mr. Mason served as Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. (“Alnylam”), a public biopharmaceutical company, from 2011 until February 2019, as its Principal Accounting Officer from 2011 to 2018, and as its Principal Financial Officer from 2011 to 2016 and from January 2017 to May 2017. From 2005 to 2011, Mr. Mason served as Alnylam’s Corporate Controller. From 2000 through 2005, Mr. Mason served in several finance and commercial roles at Praecis Pharmaceuticals Incorporated (“Praecis”), a public biotechnology company, including as Corporate Controller. Prior to Praecis, Mr. Mason worked in the audit practice at KPMG LLP, a national audit, tax and advisory services firm. Mr. Mason received a B.A. in Business Administration from Stetson University and an M.B.A. from Babson College and is a certified public accountant.

Stuart Poulton. Mr. Poulton joined Karyopharm as Senior Vice President, Strategy and Portfolio Management in February 2022 and has served as our Executive Vice President, Chief Development Officer since August 2022. Mr. Poulton served as Vice President, Clinical Development Operations at AbbVie Inc., a public biopharmaceutical company, from June 2019 to January 2022 and as Vice President, Portfolio Program Management from 2016 to June 2019. Prior to that, Mr. Poulton served in several roles at Amgen, including as Executive Director, Global Program Management from 2013 to 2016; as Director, Global Program Management, Asia

Regional Management Team, from 2012 to 2013; as Director, Global Program Management, from 2007 to 2012 and as Senior Manager, Clinical Study Planning from 2006 to 2007. Mr. Poulton started his career at Eli Lilly and Company in clinical operations. Mr. Poulton received his B.Sc. in Pharmacology and Chemistry from the University of Sydney, Australia and a M.Com. in Marketing from the University of New South Wales, Australia.

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

Information about our Directors

The following table lists the names, ages and positions of our current directors:

Name	Age	Position
Richard Paulson, M.B.A.	56	President and Chief Executive Officer of Karyopharm
Barry E. Greene	60	Chief Executive Officer of Sage Therapeutics, Inc., a biopharmaceutical company
Garen G. Bohlin	76	Former Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company
Mansoor Raza Mirza, M.D.	62	Chief Oncologist at the Department of Oncology, Rigshopitalet – the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Christy J. Oliger	54	Former Senior Vice President of the Oncology Business Unit at Genentech, Inc., a biotechnology company
Deepa R. Pakianathan, Ph.D.	59	Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments
Chen Schor	51	President, Chief Executive Officer and Director of Adicet Bio, Inc., a biotechnology company
Zhen Su, M.D.	47	Chief Executive Officer and Director of Marengo Therapeutics, Inc., a biotechnology company

Available Information

Our Internet website is https://www.karyopharm.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission. In addition, we regularly use our website to post information regarding our business, development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors” as a source of information about us. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit, Compensation, Nominating, Corporate Governance & Compliance and Commercialization and Portfolio Committees of our Board of Directors are all available on our website at https://www.karyopharm.com at the “Investors” section under “Corporate Governance.” Stockholders may request a free copy of any of these documents by writing to Investor Relations, Karyopharm Therapeutics Inc., 85 Wells Avenue, 2nd floor, Newton, Massachusetts 02459, U.S.A.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor), on a global basis in currently approved and future indications, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with Velcade® (bortezomib) and dexamethasone for the treatment of patients with multiple myeloma after at least one prior therapy, in combination with dexamethasone for the treatment of patients with heavily pretreated multiple myeloma and as a monotherapy for the treatment of patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

•
our ability to achieve broad adoption of XPOVIO in earlier lines of therapy or to successfully launch and achieve broad adoption of any future XPOVIO indications or any product candidates for which we obtain marketing approval;
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
•
our ability to comply with the FDA’s and comparable foreign regulatory authorities’ post-marketing requirements and commitments, including through successfully conducting, on a timely basis, additional studies that confirm clinical efficacy, effectiveness and safety of XPOVIO and acceptance of the same by the FDA or similar foreign regulatory bodies;
•
acceptance of current indications of XPOVIO and future indications of XPOVIO and other product candidates, if approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining coverage, adequate pricing and reimbursement by third-party payors, including government payors, for XPOVIO and our product candidates, if approved;
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third-party coverage, for example; multiple myeloma foundation closures during 2023 resulted in significantly increased use of our Patient Assistance Program (“PAP”), which adversely impacted our 2023 revenues;

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
•
our ability to maintain compliance with existing and new health care laws and regulations, including government pricing, price reporting and other disclosure requirements related to such laws and regulations, and the potential impact of such laws and regulations on physician prescribing practices and payor coverage; and
•
the ability of our sales force to meet with healthcare professionals in person.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2024 and beyond. In addition, future label expansions into earlier lines of existing therapies, including CAR-T therapies, are anticipated in 2024 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in this Annual Report on Form 10-K for more information on competition.

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

Clinical development is a lengthy and expensive process, with uncertain timelines and outcomes. We or our collaborators may be unable to successfully enroll patients in our ongoing and planned clinical trials in a reasonable timeframe, or at all. In addition, if clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of regulatory authorities or do not otherwise produce positive results, we, or our collaborators, may incur additional costs, fail to secure regulatory approvals, or be unable to commercialize such product candidates.

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design, implement and enroll, inherently uncertain as to outcome and can fail at any stage of testing. Furthermore, the failure of any product candidates to demonstrate safety and effectiveness in any clinical trial could negatively impact the perception of selinexor or our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials, delays in site activation, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the recent adoption of the In Vitro Diagnostic Devices Regulation (“IVDR”), as discussed further below;
•
regulators may revise the requirements for approving our product candidates, even after providing a positive opinion on or otherwise reviewing and providing comments to a clinical trial protocol, and/or such requirements may not be as we anticipate;
•
delays or failure in obtaining the necessary authorization from regulatory authorities or institutional review boards to permit us, our collaborators or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or the suspension or termination of a clinical trial once commenced;

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
•
any partners or collaborators that help us conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•
negative impacts resulting from a pandemic or other public health emergency, including impacts to healthcare systems and our trial sites’ ability to conduct trial.

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

We are currently developing selinexor for the treatment of multiple types of cancer. Its risk of failure is high. If our current or future indications of XPOVIO, any of our product candidates or future products are associated with undesirable side effects or have characteristics that are unexpected in clinical trials or following approval and/or commercialization, we may need to abandon or limit their development or limit marketing to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Adverse events (“AEs”) in our clinical trials for selinexor to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for selinexor include fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that are Grade 3 or Grade 4, meaning they are more than mild or moderate in severity, include thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients have withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated by us or the FDA or comparable foreign regulatory authorities could order us or our collaborators to cease further development of or deny approval of our product candidates for any or all targeted indications. Many compounds that initially showed promise in early-stage trials for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound. If such an event occurs after any of our or our collaborators’ product candidates are approved and/or commercialized, a number of potentially significant negative consequences may result, including:

•
regulatory authorities may withdraw the approval of such drug, require additional warnings on the label or impose distribution or use restrictions and/or require one or more post-marketing studies;
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

Clinical failure can occur at any stage of the clinical development process and, therefore, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials. Finalization and cleaning of data from our clinical trials may change the conclusions drawn from uncleaned data provided by our clinical trial investigators. Further, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, starting dose, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety data sufficient to obtain regulatory approval to market our product candidates, if approved. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks.

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For example, on February 8, 2022, we announced positive top-line data results for the SIENDO Study. On February 25, 2022, we discussed these data with the FDA in a pre-sNDA meeting. We and the FDA meeting participants had differing views on the statistical significance of the study and the overall clinical benefit for the whole study population. For this study or any other study for which we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or perform all analyses or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the interpretation of preliminary, interim or top-line data results that we report may differ from future interpretations of the same studies once additional data have been received and fully evaluated or based on differing views from regulatory agencies, such as in the SIENDO Study. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

We are currently advancing multiple clinical development studies of selinexor, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in January 2024, we announced that further clinical development of our eltanexor program is on hold in an effort to focus our resources on our prioritized late-stage programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to maintain or expand our sales, marketing and distribution capabilities, we may not be successful in commercializing XPOVIO or any of our products or product candidates, if approved, that we may acquire or develop.

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with the Menarini Group (“Menarini”) in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO® (selinexor) for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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

Factors that may inhibit our efforts to successfully commercialize XPOVIO or any product candidates, if approved, on our own include:

•
existing or new competitors taking share from XPOVIO or any other future product or preventing XPOVIO or any other future product from gaining share in its approved indications;
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
•
our inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and

•
our ability to supply sufficient inventory of our products for commercial sale.

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
•
economic weakness, including the uncertainty associated with worldwide economic conditions as a result of inflation, sustained high interest rates, natural disasters and military conflicts, including the conflict between Russia and Ukraine, the war between Israel and Hamas, the Palestinian group that controls the Gaza Strip, volatility in currency exchange rates, pandemics or other public health emergencies, or political instability in particular foreign economies and markets;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, pandemics or other public health emergencies, climate change or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

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

In addition, the FDA and foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that selinexor or any other product candidate is safe and effective. If we are required to conduct additional clinical trials of selinexor or other product candidates prior to approval of additional indications, in earlier lines of therapy or in combination with other drugs, including additional earlier phase clinical trials that may be required prior to commencing any later phase clinical trials, or additional clinical trials following completion of our current and planned later phase clinical trials, we may need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.

The FDA or other regulatory authorities may determine that (i) our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm in a trial is no longer the appropriate comparator due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication. For example, the FDA’s Oncology Center of Excellence has a number of projects to advance the development and regulation of medical products for patients with cancer, such as Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose. These projects may require sponsors to spend additional time and resources either pre- or post-approval, and our ability to complete existing trials or initiate new trials may be delayed.

Further, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (“EMA”) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we or our collaborators are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the U.S. and the EU and thus the attendant risks and uncertainties.

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

On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. However, the Court of Appeals did hold that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Department of Justice (the “DOJ”) and a manufacturer of mifepristone asked the U.S. Supreme Court to review the Court of Appeals’ decision. On December 12, 2023, the Supreme Court announced that it will review the Court of Appeals’ decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

Finally, we or our collaborators could face heightened risks with respect to seeking marketing approval in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our or their product candidates, which could significantly and materially harm our business.

Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK. Until December 31, 2023, it was possible for the MHRA to rely on a decision taken by the European Commission (“EC”) on the approval of a new marketing authorization via the centralized procedure. From January 1, 2024 on, a new international recognition procedure (“IRP”) applies, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

Under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit in other jurisdictions outside of the U.S. Prior to seeking such accelerated approval, we, or our collaborators, will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

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

XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future are subject to post-marketing regulatory requirements, including following accelerated or conditional approvals of our product candidates, and could be subject to post-marketing restrictions or withdrawal from the market, and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other U.S. and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, as a condition of the XPOVIO approval by the FDA for the multiple myeloma and DLBCL indications, we are required to complete certain post-marketing commitments. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could include requirements for a restricted distribution system.

The FDA also imposes requirements for costly post-marketing studies or clinical trials to maintain approval of any products that received accelerated or conditional approval. For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to comply with a number of post-approval requirements. We may not be able to successfully and timely complete these post-approval requirements or any other post-marketing confirmatory study as required to maintain approval or achieve full approval of our products. If required post-approval studies fail to verify the clinical benefits of our products or confirm that the surrogate marker used for accelerated approval of our products showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

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

Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfil specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. For example, the July 2022 marketing authorization from the EC for NEXPOVIO to treat adult patients with multiple myeloma after at least one prior therapy satisfied the conditional approval obligation for NEXPOVIO for patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Conditional marketing authorization is valid for a period of one year and can be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. Further, as discussed above, under FDORA, modifications to regulations governing accelerated approval require a sponsor to have the confirmatory clinical trial underway before accelerated approval is awarded as well as other requirements following accelerated approval. If we, or our collaborators, are not able to fulfill the specific obligations set out in any conditional marketing authorization requirements, the conditional marketing authorization may not be prolonged and we, or our collaborators, will no longer be able to market the product for the indication receiving conditional approval.

The FDA and comparable foreign regulatory authorities may also impose requirements for costly surveillance to monitor the safety or efficacy of an approved drug. The FDA and other U.S. or foreign agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Alleged violations of the FDCA or other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Finally, we or our collaborators are also subject to other regulations in various jurisdictions, including the Drug Supply Chain Security Act (the “DSCSA”) in the U.S., the Falsified Medicines Directive in the EU and similar laws and regulations in other countries that require us or them to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations may result in increased expenses for us or our collaborators or impose greater administrative burdens on our or their organizations, and any failure on our or our collaborators’ part to meet these requirements could result in fines or other penalties or reputational harm.

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

If we, or our collaborators, are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates or a group of therapeutic products, and we or they do not obtain or there are delays in obtaining clearance or approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue may be materially impaired.

In connection with our ongoing development of a registration-enabling study of selinexor in patients whose endometrial cancer is TP53 wild-type, we are utilizing a companion diagnostic. To be successful in developing and commercializing product candidates in combination with companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safety and effectiveness of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labelling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

If the FDA requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or our collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (“PMA”), simultaneously with approval of the therapeutic candidate.

The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. For example, in the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (the “IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (the “IVDR”). The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. As part of the process to obtain a CE-mark for the FMI FoundationOne®CDx for the purpose of determining TP53 wild-type status for use of selinexor in the maintenance treatment of TP53 wild-type endometrial cancer patients, a performance study is required which leverages our global, Phase 3 study evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”) (e.g., using the unapproved FoundationOne®CDx IVD to screen for TP53 wild-type patients in the EC-042 Study and using the data generated to validate the CDx itself). As the regulations are relatively new, the industry is gaining experience in the compilation of these submissions while the national Competent Authorities and the respective Ethics Committees are also gaining expertise in assessing these applications. As a result, the assessment deadlines of these performance study submissions and amendments are often not met. These new regulations have and could continue to negatively impact the pace of enrollment in our clinical trials. For example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the new IVDR regulations. Consequently, the ability to use the FoundationOne®CDx in vitro diagnostic medical devices to screen patients for TP53 status in the EC-042 Study has been (and continues to be) delayed in various countries in the EU.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates, such as in the case of our ongoing Phase 3 study evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance.

If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

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

In 2017, the Congress passed the FDA Reauthorization Act of 2017 (the “FDARA”). The FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by former President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received Orphan Drug Designation before the enactment of the FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. For example, the Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations, and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

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

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European General Data Protection Regulation (the “GDPR”), which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements.

In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – the sole responsibility of which is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the group of companies of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for international transfers of personal data from the EEA. This CJEU decision resulted in increased scrutiny on data transfers and increased our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations and the operations of our third-party vendors also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications (“ANDAs”) and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on the FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a REMS with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.

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

Although we intend to comply fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with XPOVIO and any of our product candidates, if approved, which could impact our ability to maximize product revenue. In September 2022, the FDA issued draft guidance outlining certain of the provisions under this statute.

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

Since inception, we have incurred significant operating losses. Our net loss was $143.1 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $1.5 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

While we began to generate revenue from the sales of XPOVIO in July 2019 and have received revenue from our license arrangements, such as the partnership we have with Antengene Therapeutics Limited (“Antengene”) for our programs across most of the Asia-Pacific region, and with Menarini for our programs in Europe, Latin America, certain Middle East and Africa regions and other key countries, there can be no assurance as to the amount or timing of future product or license and other revenues, and we may not achieve profitability for several years, if at all. Our ability to become and remain profitable depends significantly on our success in many areas, including:

•
effectively commercializing XPOVIO or any future products either on our own or with a collaborator, including by maintaining a full commercial organization required to market, sell and distribute our products, and achieving an adequate level of market acceptance;
•
the impact of current or future competing products on product sales of XPOVIO or any of our future products;
•
obtaining sufficient pricing, coverage and reimbursement, including government pricing and reimbursement policies or a change in the mix of our business effecting rebates related to 340B Programs, Medicare and Medicaid, for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes, any of which can impact our gross-to-net provision related to product sales, which was $32.1 million for the year ended December 31, 2023;
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
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third-party coverage; for example, multiple myeloma foundation closures during 2023 resulted in significantly increased use of our PAP, which adversely impacted our 2023 revenues; and
•
navigating the negative impacts to healthcare systems, the ability of our clinical trial sites to conduct current or future trials and the regulatory review process as the result of pandemics or other public health emergencies.

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

As of December 31, 2023, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert our management’s attention away from their day-to-day activities. Further, adequate additional financing may not be available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by inflation, sustained high interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. Moreover, there has been recent turmoil in the global banking system, which could result in a situation where we lose our deposits, or access to our deposits, and are unable to obtain financing from other sources. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, any of which could have a material adverse effect on our business, operating results and prospects.

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

Holders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy the conversion in cash. If we do not have enough available cash at the time we are required to repurchase the Notes, pay cash amounts due upon conversion or redemption of the Notes or refinance the Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the Notes. In addition, our ability to repurchase the Notes, to pay cash upon conversion or redemption of the Notes or to refinance the Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes (the “Indenture”) or to pay cash upon conversion of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the Indenture could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting, in part, from the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, inflation, failures and instability in U.S. and international banking systems, sustained high interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting, in part, from the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to Our Dependence on Third Parties

We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates, if approved.

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are parties to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S., and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities, including activities in any country or territory outside of the U.S. and EU, as applicable, of our collaborators.

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

We rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to selinexor and our other product candidates. We do not solely control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design, execution of the trials, safety concerns or other trial results.

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

The clinical and commercial supplies of the drug product for XPOVIO are currently manufactured pursuant to a combination of long-term supply agreements and as-needed purchase order agreements with our third-party manufacturers. Our ability to have our products manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our third-party contract manufacturers’ facilities. Further, through our third-party contract manufacturers and data service providers, we provide serialized commercial products as required to comply with the DSCSA and its foreign equivalents where applicable. If our third-party contract manufacturers or data service providers fail to support our efforts to continue to serialize, track, trace and authenticate units of our products in compliance with these requirements and their and their foreign equivalents, as well as any future requirements, we may face legal penalties or be restricted from selling our products.

Reliance on third-party manufacturers entails other risks, including:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of February 23, 2024, 165 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of February 23, 2024, 12 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

In certain circumstances, third parties may file an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and effectiveness data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. For example, the NCE-1 date for selinexor was July 3, 2023 after which a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with selinexor prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

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

As of February 23, 2024, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage or other impacts from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents initiated by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, respond to and recover from. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal data of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. In addition, we face other kinds of risks related to our commercial and personal data, including lost or stolen devices or other systems (including paper records) that collect and store our personal and commercial information. Furthermore, our manufacturing vendors could also be subject to a cyber-attack that could negatively impact the manufacturing process of our products and/or product candidates, which could, in turn, harm our patients, result in a product recall, or provide uncertain medical or trial results.

We are aware of certain vendors who have been impacted by cyber-attacks, inclusive of but not limited to ransomware, phishing, and spam. While such events have not directly impacted us, similar events in the future could have a material impact on us. If a cyber-attack or other security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development and commercialization programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our reputation or competitive position could be damaged, and the further development and commercialization of our products or product candidates could be delayed or halted. We may not have adequate insurance coverage to provide compensation for any losses associated with such events. In addition, we may in certain instances be required to provide notification to individuals or others in connection with the loss of their personal or commercial information.

If a material breach of our security or that of our vendors occurs, our financial or other confidential information could be compromised, the market perception of the effectiveness of our security measures could be harmed, we could lose business, our reputation and credibility could be damaged and we could be subject to legal proceedings. In addition, the cost and operational consequences of implementing further data protection measures could be significant. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

Risks Related to Our Common Stock

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on the Nasdaq Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Global Select Market or if we are unable to transfer our listing to another stock market.

In the past, we have received written notification from the Nasdaq Stock Market (“Nasdaq”) informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Global Select Market. As previously disclosed, on December 6, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) notifying us that, for the prior 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). On February 16, 2024, we received a letter from the Staff notifying us that we regained compliance with the Bid Price Rule for continued inclusion on the Nasdaq Global Select Market. To regain compliance with the Bid Price Rule, our common stock was required to maintain a closing bid price of $1.00 per share or more for at least 10 consecutive business days. This requirement was met on February 15, 2024.

There can be no assurances that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $0.62 to $4.87 in the 52-week period ended February 23, 2024. On February 23, 2024, the closing sale price of our common stock on the Nasdaq Global Select Market was $1.24 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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
•
actual or anticipated changes in estimates of financial results or guidance, clinical development timelines or recommendations by securities analysts;
•
actual or anticipated fluctuations in our quarterly or annual financial results;
•
changes in healthcare laws affecting pricing, reimbursement or access;
•
market conditions in the pharmaceutical and biotechnology sectors, including as the result of uncertainties due to or impacts from pandemics or other public health emergencies;

•
general economic, industry and market conditions, such as those caused by the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and fluctuations in interest rates;
•
our ability to raise additional capital and/or refinance our debt and the terms on which we can raise capital and/or refinance debt;
•
sales of large blocks of our common stock, including by our executive officers, directors and significant stockholders, or substantial changes in short interest in our common stock; and
•
the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic caused significant disruptions in the financial markets and also impacted the volatility of our stock price and trading in our stock. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on the market price of our common stock. Furthermore, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (and state tax authorities under relevant state tax rules). In addition, as described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Furthermore, the use of net operating loss and tax credit carryforwards may become subject to an annual limitation under Sections 382 and 383 of the Code, respectively, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant stockholders in excess of 50 percent over a three-year period. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Our company has completed several financings since its inception which resulted in an ownership change under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, we may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability.

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

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. Further, as of August 2022, the IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Like all companies with an internet presence, we are regularly subject to cyberattacks and other cyber incidents, and, therefore, cybersecurity is an important element of our ongoing information technology operations. We devote significant resources to protecting and enhancing the security of our computer systems, business information, software, networks and other technology assets, by applying our cybersecurity risk management processes, which consider physical, procedural and technical safeguards. We have a multi-faceted program for assessing, identifying and managing cybersecurity risks, that is designed to help protect our information assets and operations from internal and external cyber threats by:

•
organizing our cybersecurity efforts based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework by applying the framework’s rubric of Identify, Protect, Detect, Respond, and Recover;
•
seeking to understand, manage and mitigate risk while ensuring business resiliency and protecting business, employee and patient information from unauthorized access or attack;
•
identifying critical business information, the lifecycles of that information, and the systems where this information is stored, distributed, processed, and eventually destroyed. For example, by managing important external parties and their operations, analyzing their cybersecurity risk to our business operations, and reviewing the residual risk with business leaders to accept and manage each external party appropriately;
•
protecting and securing our systems from attack with secure configuration standards and protective cybersecurity tools;
•
detecting potential attacks through appropriate tools, including cybersecurity-related data collection and analysis to help identify potential attacks;
•
responding to alerts from those tools with processes to verify whether there is a real incident and the severity of that incident using appropriate resources and team members, including establishing and exercising a Cybersecurity Incident Response Plan (“IRP”) based on recognized industry practices, including NIST guidance; and
•
establishing and exercising processes and procedures to recover from cybersecurity incidents.

Our IRP contains tools, and guidance related to cybersecurity events and is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents as well as comply with applicable legal obligations. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We regularly engage external parties, inclusive of but not limited to, service vendors, consultants, independent privacy assessors, peer companies, industry groups, and governance experts to enhance our understanding and application of oversight of the cybersecurity landscape. For example, we provide an annual assessment of our cybersecurity program, completed by our third-party Chief Information Security Officer (“CISO”), to our Audit Committee for review and feedback. These external parties provide an industry perspective on appropriate risk management and investment in our cybersecurity efforts that is reviewed and approved by company management and the Board of Directors.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition.

Cybersecurity Governance and Oversight

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk. The Audit Committee receives and provides feedback on quarterly updates from management regarding cybersecurity and is notified between such updates regarding significant new cybersecurity threats or incidents, if any. As part of these quarterly updates to the Audit Committee, our Vice President of Information Technology presents any developments, emerging risks or key topics to the Audit Committee, including, among other things, the external threat environment, risk profile changes, training initiatives, the status of projects to strengthen cybersecurity, emerging global policies and regulations, cybersecurity technologies and industry practices, cyber readiness, results of third-party assessments, mitigation efforts and response plans. The full Board of Directors receives regular reports from the Chair of the Audit Committee, as well as periodic updates highlighting recent incidents throughout the industry and the emerging threat landscape.

Our Vice President of Information Technology leads an IT Security Team and has overall responsibility for the security program. The IT Security Team is responsible for leading company-wide cybersecurity strategy, policy, standards and processes. The IT Security Team works across the enterprise to assess and prepare our employees and third parties to manage cybersecurity risks and detect, investigate and respond to cybersecurity incidents. Our Vice President of Information Technology has 25 years of information technology experience, including 22 years of leadership responsibility, and has substantial operational experience with cybersecurity policy, protection, incident response, and governance. We also utilize a third-party cybersecurity advisor to act as our CISO, supporting the Vice President of Information Technology. This fractional executive has extensive experience as a CISO and cybersecurity executive with over 25 years of expertise in designing, building, and operating transformational information security programs, is a Certified Information Systems Security Professional, and holds a Master of Science in Strategic Intelligence.

Further, our IRP establishes a Security Council, which is responsible for providing oversight, direction, and governance of incident response policies and processes and is composed of certain company stakeholders, including our Vice President of Information Technology and our third-party CISO.

In an effort to deter and detect cyber threats, we provide a monthly cybersecurity awareness newsletter to all employees, including part-time and temporary contractors, which covers timely and relevant topics, such as social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and reminds employees of the importance of reporting all incidents quickly. We run frequent phishing tests to raise awareness of spam emails, the primary attack vectors for cyber threats and to further raise awareness of cyber threats. We provide annual training on employee responsibilities for protecting company information and data along with our overall compliance responsibility. Each October during cybersecurity awareness month in the U.S., we provide weekly updates on cybersecurity awareness and host a company-wide lunch and learn discussion of our cybersecurity program and the impact of cybersecurity on individuals as well as the company, with a data protection, cybersecurity and incident response and prevention training and compliance program.

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

Holders

As of February 23, 2024, there were seven holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2018 through December 31, 2023, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Cumulative Total Return Comparison

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Karyopharm Therapeutics Inc.	100.00	204.59	165.21	68.62	36.29	9.23
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Biotechnology	100.00	125.11	158.17	158.20	142.19	148.72

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Part I - Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward™, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom (“UK”)) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 40 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our core programs in endometrial cancer, multiple myeloma, and myelofibrosis. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. In January 2024, we announced that further clinical development of our eltanexor program is on hold in an effort to focus our resources on our prioritized late-stage programs.

As of December 31, 2023, we had an accumulated deficit of $1.5 billion. We had net losses of $143.1 million, $165.3 million, and $124.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recognized total revenue of $146.0 million in 2023, including $112.0 million of XPOVIO net product revenue and $34.0 million of license revenue. License revenue included $15.0 million of revenue for the reimbursement of development related expenses from the Menarini Group (“Menarini”). As of December 31, 2023, we had $191.4 million in cash, cash equivalents and investments.

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

A 10% increase or decrease in these estimates would impact net product revenue by a corresponding increase or decrease of less than $3.0 million.

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

Results of Operations

The following table summarizes our results of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Product revenue, net	$112,011	$120,445	$98,436
License and other revenue	34,022	36,629	111,383
Total revenue	146,033	157,074	209,819
Operating expenses:
Cost of sales	4,942	5,213	3,402
Research and development	138,750	148,662	160,842
Selling, general and administrative	131,881	145,401	143,846
Loss from operations	(129,540)	(142,202)	(98,271)
Other expense, net	(13,236)	(22,720)	(25,549)
Loss before income taxes	(142,776)	(164,922)	(123,820)
Income tax provision	(323)	(369)	(268)
Net loss	$(143,099)	$(165,291)	$(124,088)

Product Revenue, net (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Product revenue, net	$112,011	$120,445	$98,436	$(8,434)	(7)%	$22,009	22%

Net product revenue from U.S. commercial sales of XPOVIO for the year ended December 31, 2023 decreased 7% as compared to the year ended December 31, 2022. A number of myeloma foundations that help support Medicare Part D patients with their out-of-pocket costs for multiple myeloma oral oncolytics, including XPOVIO, closed during the first quarter of 2023 and some remained closed throughout 2023. During the foundation closures, we provided XPOVIO to these patients at no charge through our Patient Assistance Program (“PAP”), which adversely impacted our 2023 revenues by approximately $5.8 million as patients who entered our PAP earlier in the year remained in the program through the calendar year and received their refills during the course of their treatment. We believe this trend will be mainly limited to 2023 since, beginning in 2024, changes in the design of Medicare Part D under the Inflation Reduction Act eliminated the patient burden of the 5% Beneficiary Coinsurance requirement and we expect less need for Medicare Part D patients to utilize PAP for co-pay assistance in 2024 compared to 2023.

License and Other Revenue (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Menarini	$24,360	$15,672	$75,000	$8,688	55%	$(59,328)	(79)%
Antengene	2,713	13,353	30,429	(10,640)	(80)%	(17,076)	(56)%
Other	6,949	7,604	5,954	(655)	(9)%	1,650	28%
Total license and other revenue	$34,022	$36,629	$111,383	$(2,607)	(7)%	$(74,754)	(67)%

License and other revenue for the year ended December 31, 2023 decreased by $2.6 million as compared to the year ended December 31, 2022 primarily due to a decrease in milestone-related revenue and royalty revenue from Antengene Therapeutics Limited (“Antengene”), partially offset by an increase in milestone-related revenue, license-related revenue, and royalty revenue from Menarini. The license agreements with Menarini and Antengene are each defined and described in Note 5 “License and Asset Purchase Agreements”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

We expect license and other revenue to increase in 2024 as compared to 2023 primarily due to expected milestone achievements.

Operating Costs and Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Cost of sales	$4,942	$5,213	$3,402	$(271)	(5)%	$1,811	53%
Research and development	138,750	148,662	160,842	(9,912)	(7)%	(12,180)	(8)%
Selling, general and administrative	131,881	145,401	143,846	(13,520)	(9)%	1,555	1%
Total operating expenses	$275,573	$299,276	$308,090	$(23,703)	(8)%	$(8,814)	(3)%

Cost of Sales

We expect cost of sales to remain relatively consistent in 2024 as compared to 2023.

Research and Development Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Clinical trial and related costs	$65,693	$56,502	$68,473	$9,191	16%	$(11,971)	(17)%
Personnel costs	49,907	59,095	52,001	(9,188)	(16)%	7,094	14%
Consulting, professional and other costs	16,621	18,714	21,171	(2,093)	(11)%	(2,457)	(12)%
Stock-based compensation	6,529	14,351	11,842	(7,822)	(55)%	2,509	21%
In-process research and development	—	—	7,355	—	—	(7,355)	(100)%
Total research and development expenses	$138,750	$148,662	$160,842	$(9,912)	(7)%	$(12,180)	(8)%

Research and development expenses for the year ended December 31, 2023 decreased by $9.9 million as compared to the year ended December 31, 2022, primarily due to a decrease in personnel costs of $9.2 million and a decrease in stock-based compensation of $7.8 million, which was primarily because of a reduction in headcount and contractors, including severance-related expenses incurred in 2022. These decreases were partially offset by an increase in clinical trial and related costs of $9.2 million, primarily due to the advancement of our three pivotal Phase 3 trials and the timing of purchases of comparator drug used in our clinical trials.

We expect our research and development expenses to increase slightly in 2024 as compared to 2023 as we continue to advance our three pivotal Phase 3 trials.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Personnel costs	$66,465	$68,167	$66,465	$(1,702)	(2)%	$1,702	3%
Consulting, professional and other costs	50,606	56,412	59,594	(5,806)	(10)%	(3,182)	(5)%
Stock-based compensation	14,810	20,822	17,787	(6,012)	(29)%	3,035	17%
Total selling, general and administrative expenses	$131,881	$145,401	$143,846	$(13,520)	(9)%	$1,555	1%

Selling, general and administrative expenses for the year ended December 31, 2023 decreased by $13.5 million as compared to the year ended December 31, 2022, primarily due to a decrease in stock-based compensation and a decrease in consulting, professional and other costs. The decrease in stock-based compensation of $6.0 million was primarily due to severance-related expenses incurred during 2022. The decrease in consulting, professional and other costs was primarily due to lower commercial-related activities.

We expect our selling, general and administrative expenses to decrease slightly in 2024 as compared to 2023 due to cost optimization efforts.

Other Expense, net (in thousands, except for percentages)

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Interest expense	$(23,823)	$(24,996)	$(26,046)	$1,173	(5)%	$1,050	(4)%
Interest income	10,943	2,359	582	8,584	364%	1,777	305%
Other expense, net	(356)	(83)	(85)	(273)	329%	2	(2)%
Total other expense, net	$(13,236)	$(22,720)	$(25,549)	$9,484	(42)%	$2,829	(11)%

Other expense, net for the year ended December 31, 2023 decreased by $9.5 million as compared to the year ended December 31, 2022, primarily due to an increase in interest income resulting from higher interest rates on our investments.

We expect other expense, net to remain relatively consistent in 2024 as compared to 2023.

Results of Operations - Years Ended December 31, 2022 and 2021

Discussion and analysis of the results of operations for the year ended December 31, 2022 as compared to the results of operations for the year ended December 31, 2021 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 17, 2023 (“2022 Form 10-K”).

Liquidity and Capital Resources

Cash flows

To date, we have financed our operations primarily through a combination of product revenue sales, private placements of our common stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, and cash generated from our business development activities.

As of December 31, 2023, our principal source of liquidity was $191.4 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $143.1 million for the year ended December 31, 2023. We expect that our cash, cash equivalents and investments at December 31, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K.

The following table provides information regarding our cash flows (in thousands):

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net cash used in operating activities	$(92,723)	$(149,554)	$(107,116)	$56,831	(38)%	$(42,438)	40%
Net cash provided by (used in) investing activities	7,940	(104,256)	141,840	112,196	(108)%	(246,096)	(174)%
Net cash provided by financing activities	1,124	193,738	73,648	(192,614)	(99)%	120,090	163%
Effect of foreign exchange rates	(34)	(488)	(48)	454	(93)%	(440)	917%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(83,693)	$(60,560)	$108,324	$(23,133)	38%	$(168,884)	(156)%

Net Cash Used in Operating Activities

The $56.8 million decrease in net cash used in operating activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by a decrease in expenses and $27.3 million of milestone payments we received from Antengene in 2023.

Net Cash Provided by (Used in) Investing Activities

The $112.2 million increase in net cash provided by investing activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by a $66.9 million decrease in purchases of investments and a $45.2 million increase in proceeds from the sales and maturities of investments.

Net Cash Provided by Financing Activities

The $192.6 million decrease in net cash provided by financing activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by net proceeds of approximately $154.7 million from a private placement offering of our common stock in 2022 and $35.1 million in net proceeds received from the sale of common stock under our “at the market offering” program in 2022.

A discussion of changes in our financial condition for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

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

During the year ended December 31, 2023, we received $32.0 million in milestone and upfront payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the Menarini Agreement, Menarini will reimburse us for 25% of all development related expenses we incur for selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $15.0 million of reimbursements for development related expenses under the Menarini Agreement during the year ended December 31, 2023.

In September 2019, we entered into the Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCR”) which was amended in June 2021 (the “Amended Revenue Interest Agreement”). Pursuant to the Revenue Interest Agreement, HCR paid us $75.0 million, less certain transaction expenses, on September 27, 2019 and pursuant to the Amended Revenue Interest Agreement, HCR paid us $60.0 million on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies (the “2023 Open Market Offering”). Upon entry into the 2023 Open Market Sale Agreement, we terminated our previous Open Market Sale Agreement with Jefferies, as agent, which we had entered into in August 2018 (the “2018 Open Market Sale Agreement”), pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $175.0 million (the “Open Market Shares”). During the year ended December 31, 2022, we sold an aggregate of 3,991,652 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of approximately $35.1 million.

We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sales Agreement during the year ended December 31, 2023. As of December 31, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million which is classified in long-term restricted cash on our consolidated balance sheets. We expect to incur total lease costs of $6.7 million from December 31, 2023 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were insignificant for the years ended December 31, 2023, 2022 and 2021.

Contractual Obligations

We have contractual obligations under our 3.00% Convertible Senior Notes due 2025 and under our Revenue Interest Financing Agreement as disclosed in Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Funding Requirements

We expect our expenses to remain relatively consistent in 2024 as compared to 2023. We expect to continue to incur costs related to our clinical development programs as we rapidly advance three pivotal Phase 3 trials, as well as commercialization expenses related to sales, marketing, manufacturing and distribution of any of our products, to the extent that these functions are not the responsibility of our collaborators.

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

We currently expect that cash, cash equivalents and investments at December 31, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Annual Report on Form 10-K while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Annual Report on Form 10-K.

In addition to the expenses required to fund our operations described above, our funding requirements also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025, which totaled $3.7 million in 2023 and increase annually; we expect total future lease costs to be approximately $6.7 million;
•
Future long-term debt obligations related to the 3.00% Convertible Senior Notes due 2025 of $182.9 million over the next three years; and
•
Future royalty obligations to HCR under our Revenue Interest Financing Agreement of approximately $201.6 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $191.4 million as of December 31, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with contract research organizations and contract manufacturing organizations that are located in Canada, the United Kingdom and Europe, which are denominated in foreign currencies. We also contract with a number of clinical trial sites outside of the U.S., and our budgets for those studies are frequently denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Item 9B. Other Information

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

During the fourth quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2024 Proxy Statement. We expect to file our 2024 Proxy Statement with the SEC within 120 days of December 31, 2023.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2024 Proxy Statement and is incorporated herein by reference. Information regarding our executive officers is set forth in “Business - Information about Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2024 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Accrued Research and Development Costs

Description of the Matter

The Company’s accrued research and development costs totaled $19.6 million at December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued research and development costs are recognized based on various inputs, including an evaluation of the progress to complete specific tasks using data such as clinical site activations, patient enrollment, and other information provided to the Company by its service providers based on their actual costs incurred. Payments for these activities are based on the terms of individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet as accrued expenses.

Auditing the Company’s accrued research and development costs is especially challenging due to the significant volume of information received from service providers that conduct research and development activities on the Company’s behalf. While the Company’s estimates of accrued research and development costs are primarily based on information received related to each study or ongoing work order from its service providers, the Company may need to make an estimate for additional costs incurred. Finally, due to the duration of certain of the Company’s ongoing research and development activities and the timing of invoicing received from service providers, the actual amounts incurred are not typically known by the report date.

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

To test accrued research and development costs, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to calculate accrued research and development costs, as well as evaluating the assumptions used by management. To assess the nature and extent of services incurred, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and obtained information from service providers regarding costs incurred to date. We also tested subsequent invoices received and inspected the Company’s contracts with service providers and any pending change orders to assess the effect on the accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 29, 2024

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,231	$135,188
Investments	139,212	142,779
Accounts receivable, net	26,962	47,086
Inventory	3,043	4,224
Prepaid expenses and other current assets	11,813	19,821
Restricted cash	660	1,064
Total current assets	233,921	350,162
Property and equipment, net	606	1,139
Operating lease right-of-use assets	4,276	6,238
Restricted cash	301	633
Other assets	1,334	—
Total assets	$240,438	$358,172
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,123	$2,773
Accrued expenses	61,394	58,415
Operating lease liabilities	3,308	2,872
Other current liabilities	1,654	1,848
Total current liabilities	69,479	65,908
Convertible senior notes	170,919	170,105
Deferred royalty obligation	132,479	132,718
Operating lease liabilities, net of current portion	2,789	6,097
Other liabilities	978	—
Total liabilities	376,644	374,828
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000 shares authorized, 114,915 shares issued and outstanding at December 31, 2023; 200,000 shares authorized; 113,213 shares issued and outstanding at December 31, 2022	12	12
Additional paid-in capital	1,350,981	1,327,909
Accumulated other comprehensive loss	(161)	(638)
Accumulated deficit	(1,487,038)	(1,343,939)
Total stockholders’ deficit	(136,206)	(16,656)
Total liabilities and stockholders’ deficit	$240,438	$358,172

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$112,011	$120,445	$98,436
License and other revenue	34,022	36,629	111,383
Total revenue	146,033	157,074	209,819
Operating expenses:
Cost of sales	4,942	5,213	3,402
Research and development	138,750	148,662	160,842
Selling, general and administrative	131,881	145,401	143,846
Total operating expenses	275,573	299,276	308,090
Loss from operations	(129,540)	(142,202)	(98,271)
Other income (expense):
Interest income	10,943	2,359	582
Interest expense	(23,823)	(24,996)	(26,046)
Other expense, net	(356)	(83)	(85)
Total other expense, net	(13,236)	(22,720)	(25,549)
Loss before income taxes	(142,776)	(164,922)	(123,820)
Income tax provision	(323)	(369)	(268)
Net loss	$(143,099)	$(165,291)	$(124,088)
Net loss per share—basic and diluted	$(1.25)	$(2.02)	$(1.65)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	114,221	81,871	75,218

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net loss	$(143,099)	$(165,291)	$(124,088)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	278	(341)	(286)
Foreign currency translation adjustment	199	(488)	(41)
Comprehensive loss	$(142,622)	$(166,120)	$(124,415)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	73,923	$7	$1,119,632	$518	$(1,069,611)	$50,546
Vesting of restricted stock	480	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	555	—	3,745	—	—	3,745
Stock-based compensation expense	—	—	29,783	—	—	29,783
Issuance of common stock for asset purchase	150	—	1,355	—	—	1,355
Issuance of common stock, net of issuance costs	638	1	9,902	—	—	9,903
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(65,641)	—	15,051	(50,590)
Unrealized loss on investments	—	—	—	(286)	—	(286)
Foreign currency cumulative translation adjustment	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(124,088)	(124,088)
Balance at December 31, 2021	75,746	8	1,098,776	191	(1,178,648)	(79,673)
Vesting of restricted stock	957	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	726	—	3,977	—	—	3,977
Stock-based compensation expense	—	—	35,399	—	—	35,399
Issuance of common stock, net of issuance costs	35,784	4	189,757	—	—	189,761
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency cumulative translation adjustment	—	—	—	(488)	—	(488)
Net loss	—	—	—	—	(165,291)	(165,291)
Balance at December 31, 2022	113,213	12	1,327,909	(638)	(1,343,939)	(16,656)
Vesting of restricted stock	1,054	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	648	—	1,124	—	—	1,124
Stock-based compensation expense	—	—	21,709	—	—	21,709
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized gain on investments	—	—	—	278	—	278
Foreign currency cumulative translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(143,099)	(143,099)
Balance at December 31, 2023	114,915	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(143,099)	$(165,291)	$(124,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,709	35,399	29,783
Depreciation and amortization	530	621	789
Amortization of debt issuance costs	814	812	780
Net amortization of premiums and discounts on investments	(4,098)	(825)	1,560
Acquired in-process research and development	—	—	7,355
Other	6	(281)	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	20,124	(5,084)	(9,616)
Inventory	1,181	(118)	(1,462)
Prepaid expenses and other assets	6,674	(5,782)	(24,759)
Operating lease right-of-use assets	1,962	1,677	1,449
Accounts payable	350	1,170	(2,847)
Accrued expenses and other liabilities	3,996	(9,536)	15,963
Operating lease liabilities	(2,872)	(2,316)	(1,917)
Net cash used in operating activities	(92,723)	(149,554)	(107,116)
Investing activities
Proceeds from sales and maturities of investments	167,091	121,878	192,780
Purchases of investments	(159,151)	(226,016)	(45,228)
Purchases of property and equipment	—	(118)	(212)
Acquired in-process research and development	—	—	(5,500)
Net cash provided by (used in) investing activities	7,940	(104,256)	141,840
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	189,761	9,903
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	1,124	3,977	3,745
Proceeds from Amended Revenue Interest Agreement	—	—	60,000
Net cash provided by financing activities	1,124	193,738	73,648
Effect of exchange rate on cash, cash equivalents and restricted cash	(34)	(488)	(48)
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,693)	(60,560)	108,324
Cash, cash equivalents and restricted cash at beginning of period	136,885	197,445	89,121
Cash, cash equivalents and restricted cash at end of period	$53,192	$136,885	$197,445
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$52,231	$135,188	$190,459
Short-term restricted cash	660	1,064	6,349
Long-term restricted cash	301	633	637
Total cash, cash equivalents and restricted cash	$53,192	$136,885	$197,445
Supplemental disclosures:
Cash paid for interest on convertible debt	$5,175	$5,175	$5,175
Cash paid for amounts included in the measurement of operating lease liabilities	$3,718	$3,447	$3,277
Cash paid for interest on deferred royalty obligation	$16,053	$29,273	$10,361

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet cancer indications, including our core programs in endometrial cancer, multiple myeloma, and myelofibrosis. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 40 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

To date, we have financed our operations primarily through a combination of product revenue sales, private placements of our common stock, proceeds from our initial public offering and follow-on offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to a revenue interest financing agreement and subsequent amendment (deferred royalty obligation), proceeds from our “at the market offering” program and cash generated from our business development activities. As of December 31, 2023, we had an accumulated deficit of $1.5 billion. We expect that our cash, cash equivalents and investments at December 31, 2023 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

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

The following table summarizes customers that represent 10% or greater of our consolidated total revenue:

	For the Years Ended December 31,
	2023	2022	2021
Customer A	35%	32%	22%
Customer B	23%	24%	14%
Customer C	13%	13%	8%
Menarini	17%	10%	36%
Antengene	2%	9%	15%

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable, net balance:

	As of December 31,
	2023	2022
Customer A	31%	21%
Customer B	22%	21%
Customer C	11%	6%
Menarini	17%	2%
Antengene	3%	47%

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

Investments

We determine the appropriate classification of our investments at the time of purchase. All of our investments are reported as short-term as they are available for use during the normal cycle of business. We review any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period. We evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists and if the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance is recorded on our consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accounts Receivable

Amounts are recorded as accounts receivable when our right to consideration is unconditional other than the passage of time. Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 to 65 days. We analyze accounts for collectability and periodically evaluate the creditworthiness of our customers. We determined an allowance for credit losses was not material as of December 31, 2023 and 2022 as we have had no bad debt write-offs to date and we do not currently have credit issues with any customers.

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

Common Stock Warrants

We classify our common stock warrants in stockholder’s equity if they only allow for settlement in shares of our common stock, are indexed to our common stock, and meet the criteria for equity classification. See Note 8, “Stockholders’ Equity” for further detail.

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

Based on the distribution model for XPOVIO, contractual inventory limits with our customers, the price of XPOVIO, and limited contractual return rights, we expect minimal XPOVIO returns. We update our estimated return liability each reporting period based on actual shipments of XPOVIO subject to contractual return rights, changes in expectations about the amount of estimated and/or actual returns, and other qualitative considerations.

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

Accounting for Stock-Based Compensation

We grant stock-based awards to employees and non-employees, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and shares issued under our employee stock purchase plan (“ESPP”). We account for all stock-based awards at their fair value as of the grant date and recognize compensation expense on the consolidated statements of operations on a straight-line basis over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options as of the grant date. The fair value of RSUs is the quoted closing market price per share of our common stock on the Nasdaq Global Select Market on the grant date. Forfeitures are recognized as they occur.

PSUs are awards which will vest if certain performance goals are achieved over a certain performance period. Certain portions of certain PSU awards vest based on continuous service to the Company throughout the performance period even if the performance goal is not achieved. Stock-based compensation expense for PSUs is determined using the grant date fair value, which is the quoted closing market price per share of our common stock on the Nasdaq Global Select Market on the grant date. The grant date fair value of PSUs with a market condition also includes a discount that represents the likelihood that the related performance goals will not be achieved. Stock-based compensation expense for PSUs with a market condition is recognized on a straight-line basis over the service period. Market conditions include goals related to the performance of our common stock. Stock-based compensation expense for PSUs without a market condition is not recognized until the achievement of the performance goal is deemed probable (the “Probable Date”). At the Probable Date, we record a cumulative catch-up expense for the portion of the grant date fair value attributable to the period from the grant date to the Probable Date. The remaining expense is recognized over the remaining service period on a straight-line basis.

Foreign Currency Transactions

The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded on the consolidated statements of operations and were immaterial for the years ended December 31, 2023, 2022 and 2021.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of December 31,
	2023	2022	2021
Outstanding stock options	8,621	13,026	12,178
Unvested RSUs and PSUs	7,666	3,403	2,301

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per share during the years ended December 31, 2023, 2022 and 2021.

As discussed further in Note 8, “Stockholders’ Equity”, there were warrants to purchase up to 9,787,563 shares of our common stock outstanding as of December 31, 2023. These warrants were excluded from the calculation of basic and diluted net loss per common share during the years ended December 31, 2023, 2022 and 2021 as the warrant holders do not have an obligation to share in our losses.

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. The following table summarizes activity in each of the product revenue allowance and reserve categories (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Beginning balance at January 1, 2021	$2,079	$2,193	$669	$4,941
Provision (reversal) related to sales in the current year	13,546	7,849	(235)	21,160
Credits or payments made	(13,714)	(7,736)	(90)	(21,540)
Ending balance at December 31, 2021	1,911	2,306	344	4,561
Provision related to sales in the current year	17,920	9,979	219	28,118
Credits or payments made	(16,966)	(8,551)	(21)	(25,538)
Ending balance at December 31, 2022	2,865	3,734	542	7,141
Provision related to sales in the current year	21,106	11,025	—	32,131
Credits or payments made	(21,455)	(10,089)	(224)	(31,768)
Ending balance at December 31, 2023	$2,516	$4,670	$318	$7,504

Discounts and chargebacks are recorded as reductions of accounts receivable, and returns, fees, rebates, and other incentives are recorded as a component of accrued expenses and other liabilities.

As of December 31, 2023 and 2022, net product revenue of $17.8 million and $23.6 million, respectively, was included in accounts receivable, net.

4. Inventory

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

We assess the recoverability of our inventory each reporting period and write-down any inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value, or that is not expected to be sold or otherwise consumed before expiry. Inventory write-downs are recorded as cost of sales in the period the impairment is identified.

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

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of December 31,
	2023	2022
Raw materials	$553	$1,370
Work in process	1,732	1,878
Finished goods	758	976
Total inventory	$3,043	$4,224

XPOVIO was initially approved by the FDA in July 2019 at which time we began to capitalize costs to manufacture XPOVIO. Prior to FDA approval of XPOVIO, all costs related to the manufacturing of XPOVIO and related material were charged to research and development expense in the period incurred.

5. License and Asset Purchase Agreements

The following license and asset purchase agreements affected the consolidated financial statements during the years ended December 31, 2023, 2022 and 2021:

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

Under the terms of the Amended Antengene Agreement, Antengene has the exclusive development and commercialization rights for the Antengene Licensed Compounds in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million in 2018 and in June 2020 we received a one-time upfront cash payment of $11.7 million in connection with the Amended Antengene Agreement. We are also entitled to future milestone payments from Antengene if certain development, regulatory and commercialization goals are achieved. Finally, we are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory. In addition, upon completion of the manufacturing technology transfer plan, we will grant to Antengene non-exclusive rights to manufacture the Antengene Licensed Compounds solely for their development and commercialization in the Antengene Territory.

As part of the Amended Antengene Agreement, Antengene also has the right to participate in global clinical studies of the Antengene Licensed Compounds and will bear the cost and expense for patients enrolled in such global clinical studies in the Antengene Territory. Antengene is responsible for seeking regulatory and marketing approvals for the Antengene Licensed Compounds in the Antengene Territory, as well as any development of the products necessary to obtain such approvals. Antengene is also responsible for the commercialization of the Antengene Licensed Compounds in the Antengene Territory at its own cost and expense. Until Antengene manufactures its own drug supply, we will furnish clinical and commercial supplies to Antengene pursuant to supply agreements between us and Antengene, the costs of which will be borne by Antengene.

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

We identified the following performance obligations in the Amended Antengene Agreement: exclusive licenses, initial data transfers, and a stand-ready obligation to provide initial clinical supply for each of the Antengene Licensed Compounds. We also identified as performance obligations the following customer options for each of the Antengene Licensed Compounds that were offered at a significant and incremental discount and represent material rights: (i) the material right for additional data transfers; (ii) the material right for additional clinical supply and related substance supply; (iii) the material right for manufacturing technology transfers and licenses; and (iv) the material right for the option for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds. All of the performance obligations that received an allocation of the initial transaction price of $11.7 million were fully satisfied as of December 31, 2020, except for the performance obligations related to eltanexor, which were fully satisfied during the year ended December 31, 2021. As such, we recognized $0.3 million in revenue when initial clinical supply of eltanexor was delivered to Antengene during the year ended December 31, 2021.

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

Any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, are recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene.

Menarini License Agreement

In December 2021, we entered into a license agreement (the “Original Menarini Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”), for all human oncology indications in the European Economic Area, United Kingdom, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In March 2023, the Original Menarini Agreement was amended (the “Amended Menarini Agreement”) to expand the Menarini Territory to include all countries in the continent of Africa and Saudi Arabia, United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq, and Yemen (together with the Menarini Territory, the “Expanded Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Expanded Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Expanded Menarini Territory.

Under the terms of the Amended Menarini Agreement, we will use commercially reasonable efforts to develop the Product, transfer any marketing approval or authorization with respect to the Product in the Expanded Menarini Territory to Menarini and to complete any post-marketing approval or authorization studies required by a regulatory authority as a condition of maintaining the approval in any country in the Expanded Menarini Territory. Menarini is obligated to use commercially reasonable efforts to apply for and obtain marketing approval or authorization of the Product, and to obtain price or reimbursement approval for the Product after approval of the relevant marketing approval or authorization, in each country of the Expanded Menarini Territory in each indication for which we have conducted a registrational clinical trial. Menarini is also obligated to use commercially reasonable efforts at its sole cost and expense to launch and commercialize the Product in each country of the Expanded Menarini Territory in each indication for which we have conducted a registrational clinical trial.

We received an upfront cash payment of $75.0 million in December 2021 under the Original Menarini Agreement and $3.5 million in April 2023 upon execution of the Amended Menarini Agreement. In addition, we are entitled to receive additional milestone payments from Menarini if certain development and sales performance milestones are achieved. We are further eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Expanded Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all expenses we incur for the development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. These amounts represent variable consideration and will be recognized as earned.

The Amended Menarini Agreement will continue in effect on a country-by-country basis until the last to occur among: (i) the fifteenth anniversary of the first commercial sale of the Product in the applicable country, (ii) the expiration of the last-to-expire of the licensed patent rights in the applicable country or (iii) the expiration of any regulatory exclusivity protection covering the Product in such country. However, the Amended Menarini Agreement may be terminated earlier by either party for (i) an uncured material breach of the Amended Menarini Agreement by the other party (A) on a country-by-country basis with respect to the country to which the breach does not affect the Amended Menarini Agreement as a whole or (B) in its entirety if the breach affects the Amended Menarini Agreement as a whole, or (ii) in the event of the insolvency or bankruptcy of the other party. We may also terminate the Amended Menarini Agreement for certain patent challenges by Menarini.

We assessed this arrangement and concluded that the contract counterparty, Menarini, is a customer. We identified the following material promises in the arrangement: the granting of a non-exclusive license to develop, and an exclusive license to commercialize, product and label the Product, as well as the initial transfer of know-how and information to Menarini. The Amended Menarini Agreement provides that we will supply to Menarini, and Menarini will purchase from us, all required quantities of Product for the Expanded Menarini Territory in accordance with a supply agreement separately entered into by and between us and Menarini in 2022 (the “Supply Agreement”). We determined that the promise of the Supply Agreement was not a performance obligation at the outset of the arrangement as the rate charged for the Product was not at a significant and incremental discount and therefore did not represent a material right. We then determined that the granting of the license and the initial transfer of know-how were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). Based on these determinations, we identified one distinct performance obligation at the inception of the contract: the Combined Performance Obligation. We further determined that the up-front payment of $75.0 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the Combined Performance Obligation. The Combined Performance Obligation was fully satisfied as of December 31, 2021.

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

Any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization by Menarini, are recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Menarini.

Neumedicines Asset Purchase Agreement and Libo License Agreement

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

Contemporaneously with the Closing, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products in certain countries in Asia, Africa and Oceania. In December 2023, we entered into an amended and restated license agreement with Libo (the "Amended Libo Agreement") under which we granted to Libo an exclusive license to manufacture, develop and commercialize IL-12 products worldwide for all indications except for acute radiation syndrome, which remains limited to certain countries in Asia, Africa and Oceania.

Summary of License and Other Revenue

The following table presents information about our license and other revenue (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Menarini	$24,360	$15,672	$75,000
Antengene	2,713	13,353	30,429
Other	6,949	7,604	5,954
Total license and other revenue	$34,022	$36,629	$111,383

During the year ended December 31, 2023, we recognized (i) $15.0 million of revenue for the reimbursement of development related expenses, $4.0 million of milestone-related revenue, $3.5 million of license-related revenue, $1.1 million of royalty revenue, and $0.8 million of other reimbursement revenue from Menarini; (ii) $1.5 million of royalty revenue, and $1.2 million of other reimbursement revenue from Antengene; and (iii) $3.4 million of license-related revenue, $2.5 million of milestone-related revenue, $0.5 million of royalty revenue, and $0.5 million of other reimbursement revenue from our other partners.

During the year ended December 31, 2022, we recognized (i) $15.0 million of revenue for the reimbursement of development related expenses, $0.3 million of royalty revenue, and $0.4 million of other reimbursement revenue from Menarini; (ii) $7.8 million of milestone-related revenue, $3.8 million of royalty revenue, and $1.8 million of other reimbursement revenue from Antengene; and (iii) $5.2 million of royalty revenue and $2.3 million of milestone-related revenue from our other partners.

During the year ended December 31, 2021, we recognized (i) $75.0 million of revenue related to the upfront payment we received from Menarini; (ii) $29.3 million of milestone-related revenue, $0.8 million of royalty revenue, and $0.3 million of other revenue from Antengene; and (iii) $6.0 million of other revenue.

License and other revenue of $9.1 million and $22.5 million were included in accounts receivable, net at December 31, 2023 and 2022, respectively. License and other revenue of $1.0 million and $7.8 million were included in other current assets at December 31, 2023 and 2022, respectively.

6. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at December 31, 2023 and 2022.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement we entered into with HCR in September 2019 and amended in June 2021 and August 2023, as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net on the consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$27,963	$27,963	$—	$—
U.S. government and agency securities	1,998	—	1,998	—
Investments:
Corporate debt securities	77,961	—	77,961	—
Commercial paper	13,744	—	13,744	—
U.S. government and agency securities	47,507	—	47,507	—
	$169,173	$27,963	$141,210	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$115,498	$115,498	$—	$—
Commercial paper	7,629	—	7,629	—
Investments:
Corporate debt securities	78,143	—	78,143	—
Commercial paper	43,914	—	43,914	—
U.S. government and agency securities	20,722	—	20,722	—
	$265,906	$115,498	$150,408	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

7. Investments

The following tables summarize our investments in debt securities, classified as available-for-sale (in thousands):

	As of December 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,004	$79	$(122)	$77,961
Commercial paper	13,734	13	(3)	13,744
U.S. government and agency securities	47,543	4	(40)	47,507
Total	$139,281	$96	$(165)	$139,212

	As of December 31, 2022
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,411	$3	$(271)	$78,143
Commercial paper	43,944	1	(31)	43,914
U.S. government and agency securities	20,768	—	(46)	20,722
Total	$143,123	$4	$(348)	$142,779

At December 31, 2023 and 2022, we held 41 and 60 debt securities, respectively, that were in an unrealized loss position. The unrealized losses at December 31, 2023 and 2022 were attributable to changes in interest rates and do not represent credit losses. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All our investments mature within two years from December 31, 2023. The following tables summarize our debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$50,322	$(112)	$4,279	$(10)	$54,601	$(122)
Commercial paper	6,952	(3)	—	—	6,952	(3)
U.S. government and agency securities	27,191	(37)	1,997	(3)	29,188	(40)
Total	$84,465	$(152)	$6,276	$(13)	$90,741	$(165)

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$72,820	$(271)	$—	$—	$72,820	$(271)
Commercial paper	35,589	(31)	—	—	35,589	(31)
U.S. government and agency securities	20,722	(46)	—	—	20,722	(46)
Total	$129,131	$(348)	$—	$—	$129,131	$(348)

8. Stockholders’ Equity

Authorized Common Shares

On May 24, 2023, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 200,000,000 shares to 400,000,000 shares.

Private Placement Offering and Common Share Warrants

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of (i) 31,791,908 shares of common stock and (ii) accompanying warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. We received aggregate net proceeds of approximately $154.7 million. The warrants are exercisable at any time between December 7, 2022 and December 7, 2027. As of December 31, 2023, none of these warrants have been exercised.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement, we issued warrants to HCR to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable through August 1, 2030. As of December 31, 2023, none of these warrants have been exercised.

Open Market Sale Agreement

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies (the “2023 Open Market Offering”). Upon entry into the 2023 Open Market Sale Agreement, we terminated our previous Open Market Sale Agreement with Jefferies, as agent, which we had entered into in August 2018 (the “2018 Open Market Sale Agreement”), pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $175.0 million (the “Open Market Shares”).

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

During the years ended December 31, 2022 and 2021, we sold an aggregate of 3,991,652 and 638,341 Open Market Shares, respectively, under the 2018 Open Market Sale Agreement, for net proceeds of approximately $35.1 million and $9.9 million, respectively. We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sale Agreement during the year ended December 31, 2023. As of December 30, 2023, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

9. Stock-based Compensation

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), succeeding our 2013 Stock Incentive Plan (the “2013 Plan”), which has expired and under which no further grants may be made. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards and other stock-based awards. On May 24, 2023, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 5,000,000 shares. As of December 31, 2023, there were 8,591,362 shares available for future grants under the 2022 Plan.

Under the terms of the 2022 Plan, 2013 Plan and the 2010 Stock Incentive Plan, which was replaced by the 2013 Plan, we granted stock options, RSUs, and PSUs to our employees, officers, directors, consultants and advisors. Stock options have a ten-year term and an exercise price equal to the fair market value of a share of our common stock on the grant date. Stock options vest over four years with 25% vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter. RSUs generally vest over a period of one to four years in annual installments beginning on the first anniversary of the grant date. PSUs will vest if certain performance goals are achieved over a certain performance period. Certain portions of certain PSU awards vest based on continuous service to the Company throughout the performance period even if the performance goal is not achieved.

During 2023, 2022, and 2021, we also granted stock options and RSUs through inducement grants outside of our stockholder approved equity compensation plans as permitted under the Nasdaq Stock Market listing rules to certain employees to induce them to accept employment with us (collectively, “Inducement Awards”). In February 2022, our Board approved the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) under which 850,000 shares of common stock were initially reserved for issuance for inducement awards to be granted to newly hired full-time employees. In May 2022 and February 2023, the Board increased the number of shares reserved for issuance under the 2022 Inducement Plan by 850,000 and 1,200,000, respectively. We assessed the terms of these Inducement Awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. As of December 31, 2023, there were 874,498 shares available for future grants under the 2022 Inducement Plan.

As of December 31, 2023, we had 25,753,096 shares reserved for issuance, which includes shares available for future grants and outstanding stock options, RSUs and PSUs under the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the Inducement Awards granted under the 2022 Inducement Plan).

During the year ended December 31, 2022, we accelerated the vesting and extended the exercise date of certain stock-based awards granted to our former Chief Executive Officer and former Chief Scientific Officer in connection with their departure from the Company in May 2022. These modifications resulted in the recognition of incremental stock-based compensation expense of $7.4 million.

Stock-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cost of sales	$370	$226	$154
Research and development	6,529	14,351	11,842
Selling, general and administrative	14,810	20,822	17,787
Total	$21,709	$35,399	$29,783

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Options	$8,862	$21,513	$19,288
RSUs	10,662	12,587	9,348
PSUs	1,222	—	—
ESPP	963	1,299	1,147
Total	$21,709	$35,399	$29,783

Stock Options

The following table summarizes stock option activity related to the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the stock option Inducement Awards granted under the 2022 Inducement Plan):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	13,026,359	$11.46	5.3	$6
Granted	306,000	$2.23
Exercised	(13,193)	$3.46
Forfeited	(1,120,412)	$10.31
Expired	(3,577,944)	$12.65
Options outstanding at December 31, 2023	8,620,810	$10.79	5.3	$—
Options exercisable at December 31, 2023	6,739,120	$11.59	4.4	$—

The total intrinsic value of stock options exercised for the year ended December 31, 2023 was less than $0.1 million. The total intrinsic value of stock options exercised for the years ended December 31, 2022 and 2021 was $0.3 million and $1.0 million, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the stock option awards:

	For the Years Ended December 31,
	2023	2022	2021
Volatility	80%	79%-81%	76%-78%
Expected term (in years)	5.5-5.9	5.5-6.1	5.9-6.1
Risk-free interest rate	3.75%-4.21%	1.69%-4.23%	0.62%-1.35%
Dividend	—%	—%	—%

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

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2023, 2022 and 2021 was $1.54, $5.83 and $7.57 per share, respectively.

At December 31, 2023, there was $9.7 million of unrecognized compensation related to unvested stock option awards, which are expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following is a summary of RSU and PSU activity for the 2010 Plan, 2013 Plan, 2022 Plan, and Inducement Awards (including the RSU Inducement Awards granted under the 2022 Inducement Plan):

	Number of Shares Underlying RSUs and PSUs	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2022	3,402,825	$10.35
Granted	7,075,522	$2.84
Forfeited	(1,761,720)	$6.01
Vested	(1,050,201)	$10.55
Unvested at December 31, 2023	7,666,426	$4.40

As of December 31, 2023, there was $24.0 million of unrecognized compensation costs related to unvested RSUs and PSUs, which are expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

We have an ESPP that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, our stockholders approved an increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to 242,424 shares of common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the Board (the "Evergreen Provision"). On May 24, 2023, our stockholders approved an amendment and restatement (the “Amended and Restated ESPP”) of our ESPP. The Amended and Restated ESPP (i) eliminated the Evergreen Provision and (ii) increased the number of shares of common stock authorized for issuance under the ESPP from 2,508,923 shares to 4,008,923 shares.

As of December 31, 2023, 1,632,818 shares of our common stock remained available for issuance under the Amended and Restated ESPP.

During the years ended December 31, 2023, 2022 and 2021, $1.1 million, $2.3 million and $2.0 million, respectively, was withheld from employees, on an after-tax basis, in order to purchase 638,182, 508,391 and 330,257 shares of our common stock, respectively. As of December 31, 2023, there was $0.2 million of total unrecognized stock-based compensation expense related to the Amended and Restated ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the Amended and Restated ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2023	2022	2021
Volatility	77% - 92%	68% - 131%	58% - 68%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.58% - 5.51%	0.06% - 4.58%	0.03% - 0.06%
Dividend	—%	—%	—%

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

The Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of October 15, 2022, the Notes are subject to redemption at our option in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their Notes following a fundamental change (as defined within the indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. The Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

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

As of December 31, 2023, none of the above circumstances had occurred and as such, the Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Notes as of December 31, 2023.

The outstanding balances of the Notes consisted of the following (in thousands):

	As of December 31,
	2023	2022
Principal	$172,500	$172,500
Less: debt issuance costs	(1,581)	(2,395)
Net carrying amount	$170,919	$170,105

We determined the expected life of the Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of December 31, 2023, the “if-converted value” did not exceed the remaining principal amount of the Notes. The fair value of the Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the Notes as of December 31, 2023 and 2022 was approximately $87.9 million and $133.1 million, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Contractual interest expense	$5,175	$5,175	$5,175
Amortization of debt issuance costs	814	812	780
Total	$5,989	$5,987	$5,955

Future minimum payments on the Notes were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$5,175
2025	177,675
Total minimum payments	182,850
Less: interest expense and issuance costs	(11,931)
Convertible senior notes	$170,919

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

In exchange for the above payments, HCR receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Prior to the Second Amendment (as defined below) in August 2023, total payments to HCR were capped at 185% of the Investment Amount (the "Payment Cap").

Under the terms of the Amended Revenue Interest Agreement, if HCR had not received 100% of the First Investment Amount and 65% of the Second Investment Amount by December 31, 2024 (the "First Minimum Aggregate Payment"), or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we were required to make a cash payment sufficient to gross up the payments to such minimum amounts.

On August 1, 2023, we entered into a Second Amendment to the Amended Revenue Interest Agreement (the “Second Amendment”) with HCR. The Second Amendment (i) increased the Payment Cap from 185% to 195% of the Investment Amount; (ii) extended by six months the payment date of the First Minimum Aggregate Payment from December 31, 2024 to June 30, 2025; and (iii) issued warrants to HCR for the purchase of up to 250,000 shares of our common stock with a termination date of August 1, 2030 and an exercise price of $2.25 per share. Except as set forth in the Second Amendment, all other terms and conditions of the Amended Revenue Interest Agreement remain in full force and effect.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCR has received cash payments totaling an aggregate of 195% of the Investment Amount or (ii) the legal maturity date of October 1, 2031. If HCR has not received payments equal to 195% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously paid to HCR. In the event of a change of control, we are obligated to pay HCR an amount equal to 195% of the Investment Amount less payments previously paid to HCR. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCR an amount equal to 195% of the Investment Amount less payments previously paid to HCR. In addition, upon an event of default, HCR may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCR, which consists of all of our present and future assets. As of December 31, 2023, we have made $61.7 million in payments to HCR.

We have concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have also determined that the repayment of 195% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition, as further described in Note 6, “Fair Value Measurements” to our consolidated financial statements.

The effective interest rate as of December 31, 2023 was 15%. In connection with the First Investment Amount, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at December 31, 2023 and December 31, 2022 was $129.7 million and $129.9 million, respectively, based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the Revenue Interest Agreement and the Amended Revenue Interest Agreement, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2023 and 2022 and is based on our current estimates of future payments to HCR over the life of the arrangement, which are considered Level 3 inputs.

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

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). The lease contains a renewal option for an additional five years which was not included in the lease term as its exercise is not reasonably certain. Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million which is classified within long-term restricted cash on the consolidated balance sheets.

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The operating lease expense for each of the years ended December 31, 2023, 2022 and 2021 were $2.8 million. Variable lease costs pertain to reimbursement of certain landlord expenses and were immaterial for each of the years ended December 31, 2023, 2022 and 2021.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were immaterial for the years ended December 31, 2023, 2022 and 2021.

We review the carrying values of our lease assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We have not recorded an impairment in any period since inception.

Lease Commitments

As of December 31, 2023, future minimum lease payments under non-cancellable operating lease agreements for which we have recognized operating lease right-of-use assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2024	$3,817
2025	2,918
Total minimum lease payments	6,735
Less: present value adjustment	(638)
Operating lease liabilities	$6,097

As of December 31, 2023, the remaining lease term on the Newton, MA Lease was 1.8 years and the discount rate used to calculate the operating lease liability was 11%.

Litigation

From time to time we may face legal claims or actions in the normal course of business. There are no outstanding legal claims or actions as of December 31, 2023.

12. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Research and development costs	$19,601	$15,600
Compensation and employee-related costs	16,510	19,625
Interest	13,454	11,673
Product rebates, discounts, reserves, and royalties	4,706	5,110
Other	7,123	6,407
Total accrued expenses	$61,394	$58,415

13. Property and Equipment, Net

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

		As of December 31,
	Estimated Useful Life (In Years)	2023	2022
Laboratory equipment	4	$830	$870
Furniture and fixtures	5	654	654
Office and computer equipment	3	809	809
Leasehold improvements	Lesser of useful life or lease term	4,878	5,451
Total property and equipment		7,171	7,784
Less accumulated depreciation and amortization		(6,565)	(6,645)
Total property and equipment, net		$606	$1,139

14. 401(k) Plan

We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, we adopted a Safe Harbor Plan that provides a Company match up to 4% of components of employee compensation. We contributed a match of $3.7 million, $3.1 million, and $2.9 million to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021, respectively.

15. Income Taxes

We recorded an income tax provision of $0.3 million, $0.4 million, and $0.3 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Our current income tax provision consists of state income tax due from our KPSC entity, as well as foreign income taxes due from our German and Israel subsidiaries, both of which operate on a cost-plus profit margin. We did not have a deferred income tax provision for the years ended December 31, 2023, 2022 and 2021.

The components of income (loss) before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Foreign	$247	$892	$(30,052)
U.S.	(143,023)	(165,814)	(93,768)
Total	$(142,776)	$(164,922)	$(123,820)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of our deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
U.S. and state net operating loss carryforwards	$198,158	$189,629
Research and development credits	108,682	100,436
Fixed assets and intangible assets	25,028	27,312
Stock-based compensation	8,500	13,818
Accruals and other temporary differences	6,380	6,613
Interest Expense - Sec 163(j)	6,894	9,236
Lease liability	1,461	2,193
Deferred royalty obligation	8,310	1,805
Capitalized research and development	47,986	27,748
Deferred royalty embedded derivative	671	679
Unicap - Sec 263A	800	1,214
Valuation allowance	(411,838)	(379,166)
Total deferred tax assets	1,032	1,517
Deferred tax liabilities:
Convertible debt amortization	(7)	(5)
Right-of-use asset	(1,025)	(1,512)
Total deferred tax liabilities	(1,032)	(1,517)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for us during 2022 and resulted in capitalized research and development costs of $135.9 million and $131.4 million as of December 31, 2023 and 2022, respectively. We will amortize these costs for tax purposes over 5 years for research and development performed in the U.S. and over 15 years for research and development performed outside the U.S.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by approximately $32.7 million during the year ended December 31, 2023 primarily due to increased capitalization of research and development expenditures as required by changes to the tax laws from the TCJA as described above and increased U.S. and state net operating loss carryforwards due to the generation of taxable losses in 2023.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.0%	4.0%	0.8%
Permanent differences	(1.0)%	(3.3)%	(2.7)%
Research and development credit	7.3%	6.3%	11.3%
Foreign rate differential	—%	—%	(5.2)%
Change in valuation allowance	(22.9)%	(29.3)%	(35.4)%
Migrated intellectual property	—%	—%	13.9%
Stock-based compensation and 162m adjustment	(5.0)%	(2.0)%	(4.3)%
Provision to return adjustments	(2.8)%	—%	(0.5)%
Other	(0.8)%	3.1%	0.9%
Effective income tax rate	(0.2)%	(0.2)%	(0.2)%

As of December 31, 2023, 2022 and 2021, we had U.S. federal net operating loss carryforwards of approximately $768.5 million, $737.4 million and $735.2 million, respectively, which may be able to offset future income tax liabilities. Of the $768.5 million carryforward as of December 31, 2023, $475.6 million of the carryforward has an indefinite life and $292.9 million will expire at various dates through 2037. As of December 31, 2023, 2022 and 2021, we had U.S. state net operating loss carryforwards of approximately $655.7 million, $616.4 million and $590.3 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2043. As of December 31, 2023, 2022 and 2021, we did not have any foreign net operating loss carryforwards to offset future foreign income tax liabilities.

As of December 31, 2023, 2022 and 2021, we had federal research and development and orphan drug tax credit carryforwards of approximately $99.3 million, $90.9 million and $80.6 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2043. As of December 31, 2023, 2022 and 2021, we had state research and development tax credit carryforwards of approximately $11.9 million, $12.0 million and $9.4 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2038. We completed a study of research and development tax credits through December 31, 2022 and adjusted our deferred tax asset for the results of that study. For the year ended December 31, 2023, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Prior to executing the Original Menarini Agreement in December 2021, the rights to, among other things, develop, manufacture and commercialize selinexor in the Menarini Territory were transferred from our former Bermuda subsidiary, Karyopharm Therapeutics (Bermuda) Ltd., to Karyopharm Therapeutics Inc. For tax purposes, the transfer is treated as a return of capital and the fair market value of the rights are recorded as an intangible asset that is amortized over a fifteen-year period. The fair market value of the rights was determined to be equal to the $75.0 million upfront payment we received from Menarini and was recorded as a $17.2 million deferred tax asset, fully offset by a valuation allowance.

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

We will recognize interest and penalties related to uncertain tax positions in the income tax provision. As of December 31, 2023, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We or one of our subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. Our federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2023. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

3.2

Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 2, 2022)

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

4.2

Indenture (including form of Note) with respect to the Registrant’s 3.00% convertible senior notes due 2025, dated as of October 16, 2018, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 16, 2018)

4.3

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 24, 2021)

4.4

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

4.5

Common Stock Purchase Warrant, dated August 1, 2023, issued to Healthcare Royalty Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.2*

Forms of Non-Qualified Stock Option Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.3*

2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.4*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.5*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.6*

Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.7*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.8*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.9*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.10*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted January 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.11*	2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 8, 2022)

10.12*

Amendment No. 1 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.13*

Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.14*

Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.15*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.16*

Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 15, 2023)

10.17*

Form of Nonstatutory Stock Option Agreement for Inducement Grants (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.18*

Form of Nonstatutory Stock Option Agreement for Inducement Grants adopted August 25, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.19*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.20*

Amendment No. 1 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant's Registration Statement on Form S-8 (File No. 333-265386) filed with the Commission on June 3, 2022)

10.21*

Amendment No. 2 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.22*

Form of Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.23*

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.24*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Inducement Stock Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.25*

2020 Israeli Equity Incentive Sub Plan to the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.26*

2022 Israeli Equity Incentive Sub Plan to the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.27*

Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.28*	Karyopharm Therapeutics Inc. Annual Bonus Plan

10.29*

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.30*

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.31*

Promotion Letter, dated as of August 5, 2022, between the Registrant and Stuart

Poulton (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.32*

Offer Letter, dated as of January 13, 2022, between the Registrant and Stuart Poulton (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.33*

Promotion Letter, dated as of December 31, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.34*

Offer Letter, dated as of June 1, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.35*

Offer Letter, dated as of November 24, 2020, between the Registrant and Michael Mano (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.36*

Offer Letter, dated as of April 28, 2021, between the Registrant and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.37*

Offer Letter, dated February 3, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.38*

Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020)

10.39*

Nonstatutory Stock Option Agreement, dated February 25, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.40*

Amended and Restated Letter Agreement, dated as of April 28, 2021, between the Registrant and Sharon Shacham, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.41*

Transition Agreement, dated March 28, 2022, between the Registrant and Sharon Shacham (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on March 29, 2022)

10.42*

Severance Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.43*

Consulting Agreement, dated August 2, 2022, between the Registrant and Ran Frenkel (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.44

Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.45

First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.46

Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.47

Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.48

Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.49

Fifth Amendment to Lease, dated as of August 13, 2020, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.50

Open Market Sale AgreementSM, dated as of February 17, 2023, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-269846) filed with the Commission on February 17, 2023)

10.51†

License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.52**

Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 8, 2020)

10.53

Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.54**

License Agreement, dated as of December 17, 2021, between the Registrant and Berlin-Chemie AG (Menarini Group) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K (file No. 001-36167) filed with the Commission on March 1, 2022)

10.55

Amendment No. 1 to License Agreement, dated May 19, 2022, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.56

Amendment No. 2 to License Agreement, dated March 14, 2023, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.57**

Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

10.58

Second Amendment to Revenue Interest Financing Agreement, dated as of August 1, 2023, by and among the Registrant, Karyopharm Europe GmbH, HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

10.59**

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021)

10.60

Securities Purchase Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.61

Registration Rights Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

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

97*	Dodd-Frank Compensation Recovery Policy

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: February 29, 2024	KARYOPHARM THERAPEUTICS INC.

	By:	/s/ Richard Paulson
Richard Paulson President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Paulson	President and Chief Executive Officer and Director	February 29, 2024
Richard Paulson	(Principal Executive Officer)

/s/ Michael Mason Michael Mason	Executive Vice President, Chief Financial Officer and Treasurer	February 29, 2024
(Principal Financial and Accounting Officer)

/s/ Garen G. Bohlin	Director	February 29, 2024
Garen G. Bohlin

/s/ Barry E. Greene	Director	February 29, 2024
Barry E. Greene

/s/ Mansoor Raza Mirza	Director	February 29, 2024
Mansoor Raza Mirza, M.D.

/s/ Christy J. Oliger	Director	February 29, 2024
Christy J. Oliger

/s/ Deepika R. Pakianathan	Director	February 29, 2024
Deepika R. Pakianathan, Ph.D.

/s/ Chen Schor	Director	February 29, 2024
Chen Schor

/s/ Zhen Su	Director	February 29, 2024

Zhen Su, M.D.