Form 10-Q
period 2024-03-31
Karyopharm Therapeutics Inc.
filed 2024-05-08
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 117,710,263 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,628	$52,231
Investments	117,950	139,212
Accounts receivable, net	31,082	26,962
Inventory	2,769	3,043
Prepaid expenses and other current assets	15,478	11,813
Restricted cash	459	660
Total current assets	198,366	233,921
Property and equipment, net	719	606
Operating lease right-of-use assets	3,735	4,276
Restricted cash	304	301
Other assets	1,334	1,334
Total assets	$204,458	$240,438
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,028	$3,123
Accrued expenses	54,851	61,394
Operating lease liabilities	3,425	3,308
Other current liabilities	2,037	1,654
Total current liabilities	65,341	69,479
Convertible senior notes	171,127	170,919
Deferred royalty obligation	132,479	132,479
Operating lease liabilities, net of current portion	1,884	2,789
Other liabilities	2,582	978
Total liabilities	373,413	376,644
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000 shares authorized; 116,457 and 114,915 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	1,355,951	1,350,981
Accumulated other comprehensive loss	(518)	(161)
Accumulated deficit	(1,524,400)	(1,487,038)
Total stockholders’ deficit	(168,955)	(136,206)
Total liabilities and stockholders’ deficit	$204,458	$240,438

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$26,006	$28,288
License and other revenue	7,120	10,410
Total revenue	33,126	38,698
Operating expenses:
Cost of sales	1,911	1,351
Research and development	35,425	32,339
Selling, general and administrative	29,549	35,907
Total operating expenses	66,885	69,597
Loss from operations	(33,759)	(30,899)
Other income (expense):
Interest income	2,156	2,849
Interest expense	(5,884)	(5,758)
Other income (expense), net	196	(264)
Total other expense, net	(3,532)	(3,173)
Loss before income taxes	(37,291)	(34,072)
Income tax provision	(71)	(54)
Net loss	$(37,362)	$(34,126)
Net loss per share—basic and diluted	$(0.32)	$(0.30)
Weighted-average number of common shares outstanding used to compute net loss per share—basic and diluted	115,454	113,481

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(37,362)	$(34,126)
Other comprehensive (loss) income
Unrealized (loss) gain on investments	(39)	33
Foreign currency translation adjustment	(318)	186
Comprehensive loss	$(37,719)	$(33,907)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(37,362)	$(34,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,970	5,389
Depreciation and amortization	85	290
Amortization of debt issuance costs	208	201
Net amortization of premiums and discounts on investments	(911)	(1,126)
Other	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	(4,120)	11,886
Inventory	274	397
Prepaid expenses and other assets	(3,665)	1,537
Operating lease right-of-use assets	541	462
Accounts payable	1,905	6,272
Accrued expenses and other liabilities	(4,862)	(9,414)
Operating lease liabilities	(788)	(682)
Net cash used in operating activities	(43,725)	(18,910)
Investing activities
Proceeds from maturities of investments	53,743	27,944
Purchases of investments	(31,608)	(60,332)
Purchases of property and equipment	(195)	—
Net cash provided by (used in) investing activities	21,940	(32,388)
Effect of exchange rate on cash, cash equivalents and restricted cash	(16)	(45)
Net decrease in cash, cash equivalents and restricted cash	(21,801)	(51,343)
Cash, cash equivalents and restricted cash at beginning of period	53,192	136,885
Cash, cash equivalents and restricted cash at end of period	$31,391	$85,542
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$30,628	$84,062
Short-term restricted cash	459	846
Long-term restricted cash	304	634
Total cash, cash equivalents and restricted cash	$31,391	$85,542
Supplemental disclosures:
Cash paid for amounts included in the measurement of operating lease liabilities	$948	$923
Cash paid for interest on deferred royalty obligation	$4,103	$4,076

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	114,915	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	1,542	—	—	—	—	—
Stock-based compensation expense	—	—	4,970	—	—	4,970
Unrealized loss on investments	—	—	—	(39)	—	(39)
Foreign currency cumulative translation adjustment	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	(37,362)	(37,362)
Balance at March 31, 2024	116,457	$12	$1,355,951	$(518)	$(1,524,400)	$(168,955)

Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	758	—	—	—	—	—
Stock-based compensation expense	—	—	5,389	—	—	5,389
Unrealized gain on investments	—	—	—	33	—	33
Foreign currency cumulative translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	(34,126)	(34,126)
Balance at March 31, 2023	113,971	$12	$1,333,298	$(419)	$(1,378,065)	$(45,174)

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking regulatory approval of selinexor as an oral agent targeting multiple high unmet cancer indications, including our core programs in endometrial cancer, multiple myeloma, and myelofibrosis.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 29, 2024 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at March 31, 2024 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Gross product revenue	$36,763	$37,065
Provisions for product revenue	(10,757)	(8,777)
Total product revenue, net	$26,006	$28,288

As of March 31, 2024 and December 31, 2023, net product revenue of $23.1 million and $17.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of March 31, 2024 and December 31, 2023.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$553	$553
Work in process	1,589	1,732
Finished goods	627	758
Total inventory	$2,769	$3,043

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Menarini	$6,406	$8,737
Antengene	511	1,112
Other	203	561
Total license and other revenue	$7,120	$10,410

During the three months ended March 31, 2024, we recognized $5.8 million of revenue for the reimbursement of development-related expenses from Menarini.

During the three months ended March 31, 2023, we recognized $4.8 million of revenue for the reimbursement of development-related expenses and $3.5 million of license-related revenue from Menarini.

At March 31, 2024, license and other revenue of $8.0 million and $1.0 million were included in accounts receivable and other current assets, respectively. At December 31, 2023, license and other revenue of $9.1 million and $1.0 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at March 31, 2024 and December 31, 2023.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The embedded derivative liability associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”) in September 2019 and as amended in June 2021 and August 2023 (as amended, the “Amended Revenue Interest Agreement”), as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value and is included as a component of the deferred royalty obligation on our condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net on the condensed consolidated statements of operations. The valuation method incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument.

The following tables present information about our financial assets and liability that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$8,535	$8,535	$—	$—
Commercial paper	1,490	—	1,490	—
U.S. government and agency securities	4,045	—	4,045	—
Investments:
Corporate debt securities	89,356	—	89,356	—
Commercial paper	13,626	—	13,626	—
U.S. government and agency securities	14,968	—	14,968	—
	$132,020	$8,535	$123,485	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

Description	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$27,963	$27,963	$—	$—
U.S. government and agency securities	1,998	—	1,998	—
Investments:
Corporate debt securities	77,961	—	77,961	—
Commercial paper	13,744	—	13,744	—
U.S. government and agency securities	47,507	—	47,507	—
	$169,173	$27,963	$141,210	$—
Financial liability
Embedded derivative liability	$2,800	$—	$—	$2,800

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of March 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$89,444	$27	$(115)	$89,356
Commercial paper	13,639	3	(16)	13,626
U.S. government and agency securities	14,974	—	(6)	14,968
Total	$118,057	$30	$(137)	$117,950

	As of December 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,004	$79	$(122)	$77,961
Commercial paper	13,734	13	(3)	13,744
U.S. government and agency securities	47,543	4	(40)	47,507
Total	$139,281	$96	$(165)	$139,212

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 55 and 41 debt securities at March 31, 2024 and December 31, 2023, respectively, that were in an unrealized loss position. The unrealized losses at March 31, 2024 and December 31, 2023 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from March 31, 2024. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$69,829	$(105)	$6,851	$(10)	$76,680	$(115)
Commercial paper	10,703	(16)	—	—	10,703	(16)
U.S. government and agency securities	12,968	(5)	2,000	(1)	14,968	(6)
Total	$93,500	$(126)	$8,851	$(11)	$102,351	$(137)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$50,322	$(112)	$4,279	$(10)	$54,601	$(122)
Commercial paper	6,952	(3)	—	—	6,952	(3)
U.S. government and agency securities	27,191	(37)	1,997	(3)	29,188	(40)
Total	$84,465	$(152)	$6,276	$(13)	$90,741	$(165)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2024	2023
Outstanding stock options	8,472	11,851
Unvested restricted stock units	12,775	8,085

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “2025 Notes”) in cash, shares or any combination of the two. Based on our net loss position, there was no impact on the calculation of dilutive loss per common share during the three months ended March 31, 2024 and 2023.

As discussed further in Note 9, “Stockholders’ Equity”, warrants to purchase up to 9,787,563 shares of our common stock are outstanding as of March 31, 2024. These warrants were excluded from the calculation of basic and diluted net loss per common share during the three months ended March 31, 2024 and 2023 as the warrant holders do not have an obligation to share in our losses.

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cost of sales	$54	$81
Research and development	1,421	1,938
Selling, general and administrative	3,495	3,370
Total	$4,970	$5,389

9. Stockholders’ Equity

Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. The warrants are exercisable through December 7, 2027. As of March 31, 2024, none of these warrants have been exercised.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable through August 1, 2030. As of March 31, 2024, none of these warrants have been exercised.

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

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

10. Long-Term Obligations

3.00% Convertible Senior Notes due 2025

On October 16, 2018, we completed an offering of $150.0 million aggregate principal amount of the 2025 Notes. In addition, on October 26, 2018, we issued an additional $22.5 million aggregate principal amount of the 2025 Notes pursuant to the full exercise of the option to purchase additional 2025 Notes granted to the initial purchasers in the offering. The 2025 Notes were sold in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred approximately $5.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Debt issuance costs are being amortized to interest expense using the effective interest method over seven years.

The 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019. Upon conversion, the 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of October 15, 2022, the 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. The 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the 2025 Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

Holders of the 2025 Notes may convert all or any portion of their 2025 Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2025 only under the following circumstances:

(1)
during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day;
(2)
during the five-business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
(3)
if we call the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or
(4)
upon the occurrence of specified corporate events as described within the indenture governing the 2025 Notes.

As of March 31, 2024, none of the above circumstances had occurred and as such, the 2025 Notes could not have been converted.

As of October 15, 2022, we may redeem for cash all or part of the 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the 2025 Notes as of March 31, 2024.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Principal	$172,500	$172,500
Less: debt issuance costs	(1,373)	(1,581)
Net carrying amount	$171,127	$170,919

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of March 31, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the 2025 Notes, which differs from their carrying value, is influenced by market interest rates, our stock price and stock price volatility. The estimated fair value of the 2025 Notes as of March 31, 2024 and December 31, 2023 was approximately $93.0 million and $87.9 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,294	$1,294
Amortization of debt issuance costs	208	201
Total	$1,502	$1,495

Future minimum payments on the 2025 Notes as of March 31, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$5,175
2025	177,675
Total minimum payments	182,850
Less: interest expense and issuance costs	(11,723)
Convertible senior notes	$171,127

Following completion of the transactions discussed below under “Refinance of Long-Term Obligations,” we expect that $24.5 million aggregate principal amount of Notes will remain outstanding.

Deferred Royalty Obligation

In September 2019, we entered into the Revenue Interest Agreement with HCRx, which was subsequently amended in June 2021 and August 2023. We received $75.0 million, less certain transaction expenses, upon closing of the Revenue Interest Agreement (the “First Investment Amount”) and $60.0 million in June 2021 (the “Second Investment Amount” and together with the First Investment Amount, the “Investment Amounts”).

In exchange for the above payments, HCRx receives payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. The Applicable Tiered Percentage is subject to reduction in the future if a target based on cumulative U.S. net sales of selinexor is met. Total payments to HCRx are capped at 195% of the Investment Amounts (the “Payment Cap”). As described in more detail below, as of May 2024, HCRx will receive payments from us at a fixed royalty percentage for the remainder of the Revenue Interest Agreement, as amended.

If HCRx has not received 100% of the First Investment Amount and 65% of the Second Investment Amount by June 30, 2025 (the “First Minimum Aggregate Payment”), or 100% of both the First Investment Amount and the Second Investment Amount by September 30, 2026, we must make a cash payment sufficient to gross up the payments to such minimum amounts. As described in more detail below, HCRx received 100% of the First Investment Amount and Second Investment Amount in May 2024 and as such, these gross payments are no longer applicable.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period commenced on October 1, 2019 for the First Investment Amount and on July 1, 2021 for the Second Investment Amount, and expires on the earlier of (i) the date in which HCRx has received cash payments totaling an aggregate of 195% of the Investment Amounts or (ii) the legal maturity date of October 1, 2031. If HCRx has not received payments equal to 195% of the Investment Amounts by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amounts plus a specific annual rate of return less payments previously paid to HCRx. In the event of a change of control, we are obligated to pay HCRx an amount equal to 195% of the Investment Amounts less payments previously paid to HCRx. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to HCRx, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCRx an amount equal to 195% of the Investment Amounts less payments previously paid to HCRx. In addition, upon an event of default, HCRx may exercise all other rights and remedies available under the Amended Revenue Interest Agreement, including foreclosing on the collateral that was pledged to HCRx, which consists of all of our present and future assets. As of March 31, 2024, we have made $65.8 million in payments to HCRx.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that the features of both the First Investment Amount and Second Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets.

We have also determined that the repayment of 195% of the Investment Amounts, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 5, “Fair Value Measurements” to our condensed consolidated financial statements.

The effective interest rate as of March 31, 2024 was approximately 14%. We have incurred debt issuance costs totaling $1.7 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at both March 31, 2024 and December 31, 2023 was $129.7 million, based on $135.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon receipt of the First Investment Amount and Second Investment Amount, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at March 31, 2024 and December 31, 2023 and is based on our current estimates of future payments to HCRx over the life of the arrangement, which are considered Level 3 inputs.

Refinance of Long-Term Obligations

On May 8, 2024, we entered into a series of transactions to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. As described in more detail below we:

(1)
Borrowed $85.0 million from existing holders of our 2025 Notes and $15.0 million from HCRx under a $100.0 million senior secured term loan facility (the “Term Loan”).
(2)
Entered into agreements to exchange approximately $148.0 million aggregate principal amount of our 2025 Notes for (i) approximately $111.0 million aggregate principal amount of our newly issued 6.00% secured Convertible Senior Notes due 2029 (the “2029 Notes”) and (ii) warrants to purchase up to 45.8 million shares of our common stock (the “Warrants”). Closing of these transactions is expected to occur on or around May 13, 2024, subject to customary closing conditions.
(3)
Entered into an amendment to the Amended Revenue Interest Agreement with HCRx (the “HCRx Amendment” and as further amended in May 2024, the “Amended Revenue Interest Agreement”) that, among other things, (i) acknowledges that aggregate payments to HCRx will equal $135.0 million after the refinancing transactions are complete, (ii) subordinates the indebtedness and liens under the Amended Revenue Interest Agreement to the indebtedness and liens under the Term Loan, and (iii) modifies the Applicable Tiered Percentage for the remainder of the payments we will make to HCRx under the Amended Revenue Interest Agreement.

Credit Agreement and Term Loan

On May 8, 2024 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing holders of the 2025 Notes and HCRx, which provides for a senior secured term loan facility of $100.0 million. We will use the proceeds of the Term Loan to pay obligations under our Amended Revenue Interest Agreement with HCRx, for general corporate purposes and to pay fees and expenses in connection with the transactions described herein.

The Term Loan matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00%. Principal payments under the Term Loan will begin in June 2026, and consist of quarterly cash payments in the amount of 6.25% of the aggregate principal amount of the Term Loan, with the remaining principal due when the Term Loan matures in May 2028.

We can prepay the Term Loan at any time. All repayments, including prepayments, are subject to a redemption fee of 3.00% of the principal paid. Prepayments made before May 8, 2027 are subject to a prepayment premium ranging from 3.00% to 5.00% of the principal prepaid. The prepayment premium for prepayments made before May 8, 2025 also includes the unpaid interest that would have accrued on the amount being prepaid through May 8, 2025. In addition, we are required to repay the Term Loan with proceeds from certain asset sales and condemnation events, subject, in some cases, to reinvestment rights.

All obligations under the Credit Agreement will be secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

2029 Notes

On the Closing Date, we also entered into privately-negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2025 Notes (the “Exchange Participants”) to exchange approximately $148.0 million aggregate principal amount of the Exchange Participants’ existing 2025 Notes for (i) approximately $111.0 million aggregate principal amount of the 2029 Notes and (ii) the Warrants to purchase up to 45.8 million shares of our common stock. The 2029 Notes and the Warrants are described in more detail below. Closing of the transactions pursuant to the Exchange Agreements is expected to occur on or around May 13, 2024, subject to customary closing conditions (the “2029 Notes Closing Date”).

The 2029 Notes will be issued pursuant to an indenture (the “Indenture”) under which we expect to issue $116.0 million aggregate principal amount of the 2029 Notes on the 2029 Notes Closing Date, including $111.0 million to the Exchange Participants and $5.0 million to HCRx. The 2029 Notes will be second-lien secured obligations of the Company and bear interest at a rate of 6.00% per year payable quarterly in arrears beginning on June 30, 2024. The 2029 Notes will mature on May 13, 2029, unless earlier converted, redeemed or repurchased in accordance with their terms.

The 2029 Notes will be convertible into shares of our common stock at an initial conversion rate of 444.4444 shares per $1,000 principal amount, which is equivalent to a conversion price of $2.25 per share and subject to adjustment upon the occurrence of certain events and customary anti-dilution adjustments. Upon conversion of the 2029 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders of the 2029 Notes. Holders of the 2029 Notes may convert their 2029 Notes at any time prior to the close of business on May 13, 2029.

On or after May 13, 2026, we may redeem for cash all or a portion of the 2029 Notes if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The redemption price will be equal to the principal amount of the 2029 Notes to be redeemed, plus any accrued and unpaid interest as of the redemption date. The redemption price will also include an amount equal to the aggregate value of all remaining interest payments on the 2029 Notes to be redeemed from the redemption date through maturity, which is payable in cash or, under certain circumstances and if we so elect, in shares of our common stock or a combination of cash and our common stock. Any shares of our common stock used to pay this amount will be valued based on their market price at the time of the redemption. In some cases, we will be required to make an offer to repurchase the 2029 Notes at a 101% premium with proceeds from certain asset sales, subject, in some cases, to reinvestment rights.

If certain corporate events occur prior to the maturity date, a holder that elects to convert their 2029 Notes may be entitled to receive a payment from us, in cash or, under certain circumstances and if we so elect, in shares of our common stock, or a combination of cash and our common stock, based on an increase in the conversion rate in connection with such corporate event. In addition, if we undergo certain fundamental changes, holders may require us to repurchase for cash all or any portion of their 2029 Notes at a price equal to the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest as of the repurchase date.

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire.

All obligations under the 2029 Notes will be secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan.

Warrants

The exercise price of the Warrants to be issued will be $1.10 per share, subject to customary antidilution adjustments, and are exercisable at any time after their issuance and prior to May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrant for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the warrant.

Under the terms of the Warrants, a holder cannot receive our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire.

HCRx Amendment

On the Closing Date, we entered into the HCRx Amendment, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of approximately $49.5 million,
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million, and
(3)
agreed to deliver to HCRx 2029 Notes with a principal amount of $5.0 million on or around May 13, 2024.

After giving effect to the above, we will have made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million. As a result, we will have no further gross-up payment obligations to HCRx, and the maximum remaining amount we owe to HCRx is $128.3 million. After the Closing Date, we will make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, subject to the provisions in the Amended Revenue Interest Agreement described earlier in this footnote.

The HCRx Amendment also subordinates the indebtedness and liens under the Amended Revenue Interest Agreement to the indebtedness and liens under the Term Loan, and, subject to certain exceptions, makes the indebtedness and liens under the Amended Revenue Interest Agreement pari passu with the indebtedness and liens under the 2029 Notes.

In addition, the HCRx Amendment reduces the exercise price of warrants to purchase shares of common stock issued to HCRx on August 1, 2023 from $2.25 per share to $1.10 per share.

Private Placement Shares to J. Wood Capital Advisors LLC

We agreed with our financial advisor, J. Wood Capital Advisors LLC, to settle our financial advisory fee for services provided in connection with the transactions described above through the private placement of 6.9 million shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (“Annual Report”).

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer and other diseases. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) trial;
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) trial; and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) trial. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

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

As of March 31, 2024, we had an accumulated deficit of $1.5 billion. We had net losses of $37.4 million and $34.1 million for the three months ended March 31, 2024 and 2023, respectively.

In May 2024, we entered into a series of transactions to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also entered into privately negotiated agreements to exchange $148.0 million aggregate principal amount of our existing unsecured convertible senior notes for (i) $111.0 million aggregate principal amount of our new secured convertible senior notes and (ii) warrants to purchase up to 46.0 million shares of our common stock. In addition, HCRx agreed to purchase $5.0 million aggregate principal amount of our new secured convertible senior notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of these refinancing transactions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue, net	$26,006	$28,288	$(2,282)	(8)%
License and other revenue	7,120	10,410	(3,290)	(32)%
Total revenue	33,126	38,698	(5,572)	(14)%
Operating expenses:
Cost of sales	1,911	1,351	560	41%
Research and development	35,425	32,339	3,086	10%
Selling, general and administrative	29,549	35,907	(6,358)	(18)%
Loss from operations	(33,759)	(30,899)	(2,860)	9%
Other expense, net	(3,532)	(3,173)	(359)	11%
Loss before income taxes	(37,291)	(34,072)	(3,219)	9%
Income tax provision	(71)	(54)	(17)	31%
Net loss	$(37,362)	$(34,126)	$(3,236)	9%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue, net	$26,006	$28,288	$(2,282)	(8)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended March 31, 2024 decreased as compared to the three months ended March 31, 2023, primarily due to decreased demand as a result of increasing competition and higher gross-to-net driven by increased Medicare/Medicaid rebates and 340B discounts.

We expect product revenue to increase slightly in the second quarter of 2024 as compared to the first quarter of 2024 driven largely by gross-to-net favorability.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Menarini Group ("Menarini")	$6,406	$8,737	$(2,331)	(27)%
Antengene Therapeutics Limited ("Antengene")	511	1,112	(601)	(54)%
Other	203	561	(358)	(64)%
Total license and other revenue	$7,120	$10,410	$(3,290)	(32)%

License and other revenue for the three months ended March 31, 2024 decreased by $3.3 million as compared to the three months ended March 31, 2023 primarily due to $3.5 million of non-recurring license-related revenue recognized from Menarini during the three months ended March 31, 2023, partially offset by a $1.0 million increase in revenue for the reimbursement of development-related expenses from Menarini due to a corresponding increase in the underlying expenses during the three months ended March 31, 2024.

We expect license and other revenue to increase in the second quarter of 2024 as compared to the first quarter of 2024 due to milestone achievements and increased royalties expected from our partners.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of sales	$1,911	$1,351	$560	41%
Research and development	35,425	32,339	3,086	10%
Selling, general and administrative	29,549	35,907	(6,358)	(18)%
Total operating expenses	$66,885	$69,597	$(2,712)	(4)%

Cost of Sales

Cost of sales were consistent for the three months ended March 31, 2024 and 2023. We expect cost of sales to continue to remain relatively consistent in the second quarter of 2024 as compared to the first quarter of 2024.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$6,382	$985	$5,397	548%
Selinexor in endometrial cancer	4,407	3,418	989	29%
Selinexor in multiple myeloma	4,037	1,431	2,606	182%
Other programs	435	3,762	(3,327)	(88)%
Non-program specific clinical trial and related costs	2,119	2,445	(326)	(13)%
Total clinical trial and related costs	17,380	12,041	5,339	44%
Unallocated costs:
Personnel	11,888	14,173	(2,285)	(16)%
Consulting, professional and other	4,736	4,187	549	13%
Stock-based compensation	1,421	1,938	(517)	(27)%
Total unallocated costs	18,045	20,298	(2,253)	(11)%
Total research and development expenses	$35,425	$32,339	$3,086	10%

At any one time, we have a number of ongoing clinical development programs that we are conducting independently or in collaboration with third parties. We track our external clinical trial and related costs on a program-by-program basis. Our major programs include our three core clinical development programs in myelofibrosis, multiple myeloma and endometrial cancer. To the extent that external clinical trial and related costs are not attributable to a major program, they are included in “Other programs” and to the extent external clinical trial and related costs cannot be allocated to a specific program, they are included in “Non-program specific clinical trial and related costs.” We also have unallocated research and development costs, which we do not track on a program-by-program basis. These costs represent costs that are incurred across multiple programs or to support our general research and development operations.

Research and development expenses for the three months ended March 31, 2024 increased by $3.1 million as compared to the three months ended March 31, 2023. The $5.3 million increase in clinical trial and related costs was primarily due to increased activity in each of our three ongoing pivotal Phase 3 trials, including increased purchases of comparator drugs. These increases were partially offset by decreases of clinical trial and related costs in other programs, primarily KPT-1200, our IL-12 product that we sold to Libo Pharma Corp. in December 2023, and eltanexor.

The decrease in personnel costs of $2.3 million was primarily due to a reduction in headcount and contractors for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

We expect our research and development expenses to increase slightly in the second quarter of 2024 as compared to the first quarter of 2024 as we continue to progress our three pivotal Phase 3 trials.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Personnel costs	$15,967	$18,821	$(2,854)	(15)%
Consulting, professional and other costs	10,087	13,716	(3,629)	(26)%
Stock-based compensation	3,495	3,370	125	4%
Total selling, general and administrative expenses	$29,549	$35,907	$(6,358)	(18)%

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased by $6.4 million as compared to the three months ended March 31, 2023. The decrease in personnel costs of $2.9 million was primarily due to a reduction in headcount and contractors. The $3.6 million decrease in consulting, professional and other costs was primarily due to our ongoing cost reduction initiatives.

We expect our selling, general and administrative expenses to remain relatively consistent in the second quarter of 2024 as compared to the first quarter of 2024.

Other Expense, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense	$(5,884)	$(5,758)	$(126)	2%
Interest income	2,156	2,849	(693)	(24)%
Other income (expense)	196	(264)	460	(174)%
Total other expense, net	$(3,532)	$(3,173)	$(359)	11%

Other expense, net for the three months ended March 31, 2024 increased by $0.4 million, as compared to the three months ended March 31, 2023, primarily due to a $0.7 million decrease in interest income resulting from lower investment balances during the three months ended March 31, 2024.

We expect other expense, net to increase slightly in the second quarter of 2024 as compared to the first quarter of 2024, due to the interest payments on the new term loan and new secured convertible senior notes, offset by a decrease in payments to HCRx.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

To date, we have financed our operations primarily through a combination of product revenue sales, private placements of our common stock, proceeds from public offerings of our common stock, proceeds from the issuance of convertible debt, proceeds pursuant to the deferred royalty obligation, proceeds from a term loan, and cash generated from our business development activities. As of March 31, 2024, our principal source of liquidity was $148.6 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $37.4 million for the three months ended March 31, 2024. We expect that our cash, cash equivalents and investments at March 31, 2024 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(43,725)	$(18,910)	$(24,815)	131%
Net cash provided by (used in) investing activities	21,940	(32,388)	54,328	(168)%
Effect of foreign exchange rates	(16)	(45)	29	(64)%
Net decrease in cash, cash equivalents and restricted cash	$(21,801)	$(51,343)	$29,542	(58)%

Operating activities. The $24.8 million increase in net cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $54.3 million decrease in net cash used in investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by a $25.8 million increase in proceeds from the sales and maturities of investments and a $28.7 million decrease in purchases of investments.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”), which was subsequently amended on June 23, 2021, August 1, 2023 and May 2024 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”).

Pursuant to the Revenue Interest Agreement, HCRx paid us $75.0 million, less certain transaction expenses, on September 27, 2019, and pursuant to the Amended Revenue Interest Agreement, HCRx paid us $60.0 million, less certain transaction expenses, on June 23, 2021. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the three months ended March 31, 2024, we received $7.1 million in milestone and upfront payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We did not receive any reimbursements under the Menarini Agreement during the three months ended March 31, 2024.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. We expect to incur total lease costs of $5.8 million from March 31, 2024 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of-use asset or lease liability for such leases. These costs were insignificant for both the three months ended March 31, 2024 and 2023.

Contractual Obligations

We have contractual obligations under our 3.00% Convertible Senior Notes due 2025 (the “Notes”) and under our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We currently expect that cash, cash equivalents and investments at March 31, 2024 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of March 31, 2024 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts with a term through September 30, 2025. We expect to incur total lease costs of $5.8 million from March 31, 2024 to September 30, 2025;
•
Future long-term debt obligations related to the 2025 Notes of $182.9 million over the next two years; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $197.5 million.

Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the refinancing transactions we entered into subsequent to March 31, 2024 which affect the above funding requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $148.6 million as of March 31, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor), on a global basis in currently approved and future indications, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with bortezomib and dexamethasone for the treatment of patients with multiple myeloma who have received at least one prior therapy, in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and as a monotherapy for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least 2 lines of systemic therapy. Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2024 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2024 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024 for more information on competition.

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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials, delays in site activation, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the recent adoption of the In Vitro Diagnostic Devices Regulation, as discussed further below;
•
regulators may revise the requirements for approving our product candidates, even after providing a positive opinion on or otherwise reviewing and providing comments to a clinical trial protocol, and/or such requirements may not be as we anticipate;

•
delays or failure in obtaining the necessary authorization from regulatory authorities or institutional review boards to permit us, our collaborators or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or the suspension or termination of a clinical trial once commenced. For example, the continuation of a clinical trial in Europe with the transition to the EU Clinical Trials Regulation (“CTR”) now requires submission of ongoing and new clinical trials conducted in Europe to the Clinical Trial Information System;
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

Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with the Menarini Group (“Menarini”) in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO®(selinexor) for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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

On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. However, the Court of Appeals did hold that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Department of Justice (the “DOJ”) and a manufacturer of mifepristone asked the U.S. Supreme Court to review the Court of Appeals’ decision. On December 12, 2023, the Supreme Court announced that it will review the Court of Appeals’ decision. The Supreme Court heard oral arguments in this case on March 26, 2024, and a decision is expected in July 2024.

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

In connection with our ongoing development of a registration-enabling study of selinexor in patients whose endometrial cancer is TP53wild-type, we are utilizing a companion diagnostic. To be successful in developing and commercializing product candidates in combination with companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safety and effectiveness of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labelling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

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

The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. For example, in the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (the “IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (the “IVDR”). The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. As part of the process to obtain a CE-mark for the FMI FoundationOne®CDx for the purpose of determining TP53wild-type status for use of selinexor in the maintenance treatment of TP53 wild-type endometrial cancer patients, a performance study is required which leverages our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”) (e.g., using the unapproved FoundationOne®CDx IVD to screen for TP53 wild-type patients in the EC-042 Study and using the data generated to validate the CDx itself). As the regulations are relatively new, the industry is gaining experience in the compilation of these submissions while the national Competent Authorities and the respective Ethics Committees are also gaining expertise in assessing these applications. As a result, the assessment deadlines of these performance study submissions and amendments are often not met. These new regulations have and could continue to negatively impact the pace of enrollment in our clinical trials. For example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the new IVDR regulations. Consequently, the ability to use the FoundationOne®CDx in vitro diagnostic medical devices to screen patients for TP53 status in the EC-042 Study has been delayed in various countries in the EU.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates, such as in the case of our ongoing Phase 3 trial evaluating selinexor in patients with TP53wild-type advanced or recurrent endometrial cancer. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Since inception, we have incurred significant operating losses. Our net loss was $37.4 million for the quarter ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1.5 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations principally through product sales, private placements of our common stock, proceeds from our initial public offering and follow-on offerings of common stock, proceeds from the issuance of convertible debt, proceeds from a revenue interest financing agreement, proceeds from sales of common stock under our “at the market offering” program and cash generated from our business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
obtaining sufficient pricing, coverage and reimbursement, including government pricing and reimbursement policies or a change in the mix of our business effecting rebates related to 340B Programs, Medicare and Medicaid, for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes, any of which can impact our gross-to-net provisions related to product sales;
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

As of March 31, 2024, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

•
our ability to establish and maintain collaboration, partnership, licensing, marketing, distribution or other arrangements on favorable terms and the level and timing of success of these arrangements, and our ability to use proceeds of those arrangements in our business as opposed to being required to pay those proceeds to the lenders of our $100.0 million senior secured term loan facility (the “Term Loan”) and/or holders of the Convertible Senior Notes due 2025 (the “2025 Notes”) and the secured Convertible Senior Notes due 2029 (the “2029 Notes”);
•
the extent to which we acquire or in-license other products, product candidates and technologies, and our ability to enter into such acquisitions and in-licenses pursuant to the restrictions under the Term Loan and the 2029 Notes; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, in addition to the restrictions and prohibitions in respect of the Term Loan and the 2029 Notes, the restrictions and prohibitions contained in the Amended Revenue Interest Agreement (defined below) and the repayment requirements in respect of such obligations from proceeds of such transactions, any future debt financing, if available and permitted, may involve further restrictive covenants that could limit our flexibility in conducting future business activities and using transaction proceeds in our business and, in the event of insolvency, the Term Loan, the 2029 Notes, the 2025 Notes, the Amended Revenue Interest Agreement obligations, and any further indebtedness, if available and permitted, would be paid before holders of equity securities received any distribution of corporate assets. Our ability to satisfy and meet our current and any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Our Revenue Interest Agreement with HCRx, as amended, contains various covenants and other provisions, which, if violated, could, subject to an intercreditor agreement among HCRx, the Term Loan lenders, and the holders of the 2029 Notes, result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”) and which was amended in June 2021, August 2023 and May 2024 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults or specified revocations, or withdrawals or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCRx may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate of all of the payments paid to HCRx after the date of the May 2024 amendment. Our obligations to HCRx are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the 2029 Notes and which is subordinate to the first-priority security interest securing the Term Loan. Subject to an intercreditor agreement with the Term Loan lenders and the holders of the 2029 Notes, in the event of an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by HCRx which we are unable to pay, HCRx may be able to foreclose on the collateral that was pledged to HCRx. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have an adverse material impact on our business.

Our new Credit Agreement and Indenture related to the 2029 Notes contains various covenants and other provisions, which will limit the manner in which we may operate, and, if violated, could, subject to an intercreditor agreement among HCRx, the Term Loan lenders, and the holders of the 2029 Notes, result in the acceleration of payments due under such agreements or the foreclosure on the pledged collateral, including all of our present and future assets.

The May 2024 credit and guaranty agreement (the “Credit Agreement”) and indenture governing the 2029 Notes (the “Indenture”) contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Credit Agreement and the Indenture each have a financial covenant requiring us to maintain liquidity of at least $25.0 million at all times. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities. The Credit Agreement and Indenture also contain certain events of default, after which the Term Loan or the 2029 Notes may be due and payable immediately, including, without limitation, withdrawal of approval of certain indications of selinexor, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, change in control and lien priority. Our obligations under the Credit Agreement and the Indenture are secured by substantially all of our assets. Subject to an intercreditor agreement with HCRx, the Term Loan lenders and the holders of the 2029 Notes, if we are unable to pay our obligations after acceleration of the Term Loan or the 2029 Notes and the lenders under the Term Loan or holders of the 2029 Notes foreclose on our assets, it would significantly and adversely affect us and could result in us losing our interest in such assets, which would have an adverse material impact on our business.

Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Term Loan, the 2029 Notes, the 2025 Notes or the Amended Revenue Interest Agreement.

We have incurred (i) $172.5 million of indebtedness as a result of the sale of the 2025 Notes, of which $24.5 million will remain outstanding following completion of the May 2024 exchange of certain of our 2025 Notes for 2029 Notes (the “Exchange Transactions”); (ii) $263.3 million of indebtedness under the Amended Revenue Interest Agreement, of which $135.0 million will have been repaid after giving effect to the May 2024 amendment to the Amended Revenue Interest Agreement, resulting in a remaining maximum aggregate repayment amount to HCRx of $128.3 million, (iii) $100.0 million of indebtedness under the Term Loan, and (iv) $116.0 million of indebtedness that will be issued as a result of the issuance of the 2029 Notes pursuant to the Exchange Transactions. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2029 Notes or the 2025 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to pay the principal of or interest or other obligations on our present and any future indebtedness, including our remaining obligations to HCRx, or to make cash payments in connection with any conversion of the 2029 Notes or the 2025 Notes depends on our future performance, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Term Loan, the Amended Revenue Interest Agreement, the 2029 Notes, the 2025 Notes or any other future indebtedness and make necessary capital expenditures.

We may not have the ability to raise the funds necessary to settle any conversions of or other obligations in respect of the 2029 Notes or the 2025 Notes required to be settled in cash, to repurchase the 2029 Notes or the 2025 Notes for cash upon a fundamental change, to pay the redemption price for any 2029 Notes or 2025 Notes we redeem or to refinance the 2029 Notes or the 2025 Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes or the 2025 Notes.

Holders may require us to repurchase their 2029 Notes or 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes or the 2025 Notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion, with respect to the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy the conversion in cash. If we do not have enough available cash at the time we are required to repurchase the 2029 Notes or the 2025 Notes, pay cash amounts due upon conversion or redemption of or otherwise required to be paid in respect of the 2029 Notes or the 2025 Notes or refinance the 2029 Notes or the 2025 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes or the 2025 Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the 2029 Notes and the 2025 Notes. In addition, our ability to repurchase the 2029 Notes or the 2025 Notes, to pay cash upon conversion or redemption of the 2029 Notes or the 2025 Notes or to refinance the 2029 Notes or the 2025 Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the 2029 Notes or the 2025 Notes at a time when the repurchase is required by the Indenture or to pay cash upon conversion of or in respect of other obligations under the 2029 Notes or the 2025 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the Indenture could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or the 2025 Notes or to pay cash upon conversion of the 2029 Notes or the 2025 Notes.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities such as the 2025 Notes and the 2029 Notes could have a material effect on our reported financial results.

Conversions of the 2025 Notes may be settled in cash or shares, or a combination of cash and shares. Conversions of the 2029 Notes will be settled in shares. Under the if-converted method, the maximum potential dilutive impact of the conversion of the 2025 Notes or the 2029 Notes is assumed when calculating diluted earnings per share during periods of net income. This could result in a material impact to diluted earnings per share. Diluted earnings per share is not impacted by the 2025 Notes or the 2029 Notes during periods of net loss.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of Common Stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the term of the Amended Revenue Interest Agreement, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of HCRx.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel products and product candidates and other discoveries that are important to our business. As of May 3, 2024, 171 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of May 3, 2024, 12 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of May 3, 2024, we have trademark registrations in the U.S. for KARYOPHARM THERAPEUTICS, our color logo, and a combination of the two, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. We also have pending applications in the U.S. to register KARYOPHARM alone, and our logo in greyscale, for pharmaceuticals. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered or pending in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. There can be no assurances that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market.

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

Although the minimum bid price deficiency matters is now closed, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $0.62 to $3.78 in the 52-week period ended May 3, 2024. On May 3, 2024, the closing sale price of our common stock on the Nasdaq Global Select Market was $1.13 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

During the first quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

10.1*	Non-Employee Director Compensation Policy.

10.2*	Offer Letter, dated as of April 4, 2022, between the Registrant and Reshma Rangwala.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 8, 2024	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 8, 2024	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)