Form 10-Q
period 2024-06-30
Karyopharm Therapeutics Inc.
filed 2024-08-06
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 124,683,681 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$84,774	$52,231
Investments	67,350	139,212
Accounts receivable, net	37,995	26,962
Inventory	3,476	3,043
Prepaid expenses and other current assets	14,913	11,813
Restricted cash	32	660
Total current assets	208,540	233,921
Property and equipment, net	628	606
Operating lease right-of-use assets	3,171	4,276
Restricted cash	304	301
Other assets	1,334	1,334
Total assets	$213,977	$240,438
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,797	$3,123
Accrued expenses	49,809	61,394
Operating lease liabilities	3,545	3,308
Other current liabilities	1,468	1,654
Total current liabilities	57,619	69,479
Convertible senior notes due 2025	24,359	170,919
Convertible senior notes due 2029	73,255	—
Senior secured term loan	93,517	—
Deferred royalty obligation	73,499	132,479
Common stock warrants	18,632	—
Operating lease liabilities, net of current portion	955	2,789
Other liabilities	4,281	978
Total liabilities	346,117	376,644
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000 shares authorized; 124,635 and 114,915 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13	12
Additional paid-in capital	1,369,060	1,350,981
Accumulated other comprehensive loss	(605)	(161)
Accumulated deficit	(1,500,608)	(1,487,038)
Total stockholders’ deficit	(132,140)	(136,206)
Total liabilities and stockholders’ deficit	$213,977	$240,438

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$28,032	$28,460	$54,038	$56,748
License and other revenue	14,754	9,119	21,874	19,529
Total revenue	42,786	37,579	75,912	76,277
Operating expenses:
Cost of sales	1,465	1,194	3,376	2,545
Research and development	38,371	31,477	73,796	63,816
Selling, general and administrative	31,070	34,481	60,619	70,388
Total operating expenses	70,906	67,152	137,791	136,749
Loss from operations	(28,120)	(29,573)	(61,879)	(60,472)
Other income (expense):
Interest income	1,930	2,824	4,086	5,673
Interest expense	(8,949)	(5,784)	(14,833)	(11,542)
Gain on extinguishment of debt	44,702	—	44,702	—
Other income (expense), net	14,296	30	14,492	(234)
Total other income (expense), net	51,979	(2,930)	48,447	(6,103)
Income (loss) before income taxes	23,859	(32,503)	(13,432)	(66,575)
Income tax provision	(67)	(127)	(138)	(181)
Net income (loss)	$23,792	$(32,630)	$(13,570)	$(66,756)
Basic net income (loss) per share (Note 7)	$0.15	$(0.29)	$(0.11)	$(0.59)
Diluted net loss per share (Note 7)	$(0.20)	$(0.29)	$(0.48)	$(0.59)
Weighted-average number of common shares outstanding used to compute basic net income (loss) per share	121,027	114,207	118,240	113,846
Weighted-average number of common shares outstanding used to compute diluted net loss per share	154,425	114,207	127,066	113,846

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$23,792	$(32,630)	$(13,570)	$(66,756)
Other comprehensive (loss) income
Unrealized loss on investments	(10)	(297)	(49)	(264)
Foreign currency translation adjustment	(77)	(67)	(395)	119
Comprehensive income (loss)	$23,705	$(32,994)	$(14,014)	$(66,901)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(13,570)	$(66,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,380	11,449
Depreciation and amortization	176	373
Amortization of debt issuance costs and discounts	1,605	392
Net amortization of premiums and discounts on investments	(1,581)	(2,141)
Gain on extinguishment of debt	(44,702)	—
Change in fair value of embedded derivatives and common stock warrants	(14,342)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,033)	14,806
Inventory	(433)	552
Prepaid expenses and other assets	(3,100)	1,724
Operating lease right-of-use assets	1,105	942
Accounts payable	(326)	(486)
Accrued expenses and other liabilities	(4,805)	(4,078)
Operating lease liabilities	(1,597)	(1,385)
Net cash used in operating activities	(82,223)	(44,608)
Investing activities
Proceeds from maturities of investments	109,908	85,308
Purchases of investments	(36,511)	(96,526)
Purchases of property and equipment	(195)	—
Net cash provided by (used in) investing activities	73,202	(11,218)
Financing activities
Proceeds from issuance of senior secured term loan	83,300	—
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	772	860
Payment of debt issuance costs	(2,588)	—
Payment of deferred royalty obligation	(40,518)	—
Net cash provided by financing activities	40,966	860
Effect of exchange rate on cash, cash equivalents and restricted cash	(27)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,918	(55,037)
Cash, cash equivalents and restricted cash at beginning of period	53,192	136,885
Cash, cash equivalents and restricted cash at end of period	$85,110	$81,848
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$84,774	$80,894
Short-term restricted cash	32	567
Long-term restricted cash	304	387
Total cash, cash equivalents and restricted cash	$85,110	$81,848
Supplemental disclosures:
Cash paid for interest on convertible debt	$2,933	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$1,896	$1,847
Cash paid for interest on deferred royalty obligation	$16,452	$8,192
Issuance of common stock used to settle a financial advisory fee related to financing activities	$7,697	$—
Senior secured term loan issued in exchange for a $14.7 million reduction of deferred royalty obligation	$15,000	$—
Convertible senior notes due 2029 issued with warrants to purchase 45,776,213 shares of common stock in exchange for a $148.0 million reduction of convertible senior notes due 2025	$111,000	$—
Convertible senior notes due 2029 issued in exchange for a $5.0 million reduction of deferred royalty obligation	$5,000	$—

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2024	116,457	$12	$1,355,951	$(518)	$(1,524,400)	$(168,955)
Vesting of restricted stock	151	—	—	—	—	—
Shares issued under the employee stock purchase plan	1,155	—	772	—	—	772
Issuance of common stock for financial advisory fee	6,872	1	6,927	—	—	6,928
Stock-based compensation	—	—	5,410	—	—	5,410
Unrealized loss on investments	—	—	—	(10)	—	(10)
Foreign currency cumulative translation adjustment	—	—	—	(77)	—	(77)
Net income	—	—	—	—	23,792	23,792
Balance at June 30, 2024	124,635	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)

Balance at March 31, 2023	113,971	$12	$1,333,298	$(419)	$(1,378,065)	$(45,174)
Vesting of restricted stock	78	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation expense	—	—	6,060	—	—	6,060
Unrealized loss on investments	—	—	—	(297)	—	(297)
Foreign currency cumulative translation adjustment	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(32,630)	(32,630)
Balance at June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	$(71,248)

Balance at December 31, 2023	114,915	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	1,693	—	—	—	—	—
Shares issued under the employee stock purchase plan	1,155	—	772	—	—	772
Issuance of common stock for financial advisory fee	6,872	1	6,927	—	—	6,928
Stock-based compensation	—	—	10,380	—	—	10,380
Unrealized loss on investments	—	—	—	(49)	—	(49)
Foreign currency cumulative translation adjustment	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	(13,570)	(13,570)
Balance at June 30, 2024	124,635	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)

Balance at December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	836	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation expense	—	—	11,449	—	—	11,449
Unrealized loss on investments	—	—	—	(264)	—	(264)
Foreign currency cumulative translation adjustment	—	—	—	119	—	119
Net loss	—	—	—	—	(66,756)	(66,756)
Balance at June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	$(71,248)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 29, 2024 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements at June 30, 2024 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross product revenue	$39,663	$36,341	$76,426	$73,406
Provisions for product revenue	(11,631)	(7,881)	(22,388)	(16,658)
Total product revenue, net	$28,032	$28,460	$54,038	$56,748

As of June 30, 2024 and December 31, 2023, net product revenue of $28.0 million and $17.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of June 30, 2024 and December 31, 2023.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of June 30, 2024	As of December 31, 2023
Raw materials	$723	$553
Work in process	2,155	1,732
Finished goods	598	758
Total inventory	$3,476	$3,043

4. License Agreements

In prior periods, we entered into license agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), and Antengene Therapeutics Limited (“Antengene”), both of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers. For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 5, “License and Asset Purchase Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Menarini	$12,073	$5,611	$18,479	$14,348
Antengene	488	760	999	1,872
Other	2,193	2,748	2,396	3,309
Total license and other revenue	$14,754	$9,119	$21,874	$19,529

During the three months ended June 30, 2024, we recognized $7.1 million of revenue for the reimbursement of development-related expenses, $4.0 million of milestone revenue and $0.7 million of royalty revenue from Menarini. We also recognized $0.5 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

During the three months ended June 30, 2023, we recognized $4.9 million of revenue for the reimbursement of development-related expenses and $0.4 million of royalty revenue from Menarini. We also recognized $0.7 million of royalty revenue from Antengene and $2.5 million of other milestone-related revenue.

During the six months ended June 30, 2024, we recognized $13.0 million of revenue for the reimbursement of development-related expenses, $4.0 million of milestone revenue and $1.1 million of royalty revenue from Menarini. We also recognized $1.0 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

During the six months ended June 30, 2023, we recognized $9.6 million of revenue for the reimbursement of development-related expenses, $3.5 million of license-related revenue, and $0.7 million of royalty revenue from Menarini. We also recognized $1.4 million of royalty revenue from Antengene and $2.5 million of other milestone-related revenue.

At June 30, 2024, license and other revenue of $10.0 million and $0.6 million were included in accounts receivable and other current assets, respectively. At December 31, 2023, license and other revenue of $9.1 million and $1.0 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value at June 30, 2024 and December 31, 2023.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	As of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$54,227	$54,227	$—	$—
Commercial paper	2,467	—	2,467	—
U.S. government and agency securities	9,966	—	9,966	—
Investments:
Corporate debt securities	50,652	—	50,652	—
Commercial paper	11,795	—	11,795	—
U.S. government and agency securities	4,903	—	4,903	—
	$134,010	$54,227	$79,783	$—

Description	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$27,963	$27,963	$—	$—
U.S. government and agency securities	1,998	—	1,998	—
Investments:
Corporate debt securities	77,961	—	77,961	—
Commercial paper	13,744	—	13,744	—
U.S. government and agency securities	47,507	—	47,507	—
	$169,173	$27,963	$141,210	$—

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The following liabilities are measured at fair value at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net on our condensed consolidated statements of operations. See Note 10, “Long-Term Obligations” to our condensed consolidated financial statements for further discussion of these liabilities:

(1)
The embedded derivative liability (the “HCRx Derivative”) associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”) in September 2019 and as amended in June 2021, August 2023 and May 2024 (as amended, the “Amended Revenue Interest Agreement”) is included as a component of the deferred royalty obligation on our condensed consolidated balance sheets. The valuation method for the HCRx Derivative incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument. The HCRx Derivative was deemed to have a de-minimus value as of June 30, 2024 primarily due to a $56.2 million decrease in the deferred royalty obligation during the three months ended June 30, 2024.
(2)
The embedded derivative liabilities (the “2029 Notes Derivatives”) associated with our 6.00% convertible senior notes due 2029 (the “2029 Notes”) is included as a component of the 2029 Notes on our condensed consolidated balance sheet. The valuation method for the 2029 Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
(3)
The warrants to purchase up to 45.8 million shares of our common stock issued in May 2024 (the “May 2024 Warrants”) are classified as a long-term liability on our condensed consolidated balance sheets. The valuation method for the May 2024 Warrants incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the May 2024 Warrants will be exercised based on an option pricing model.

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	HCRx Derivative	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2023	$2,800	$—	$—
Initial recognition	—	28,877	23,284
Change in fair value	(2,800)	(6,890)	(4,652)
Balance as of June 30, 2024	$—	$21,987	$18,632

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of June 30, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$50,757	$11	$(116)	$50,652
Commercial paper	11,803	—	(8)	11,795
U.S. government and agency securities	4,905	—	(2)	4,903
Total	$67,465	$11	$(126)	$67,350

	As of December 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,004	$79	$(122)	$77,961
Commercial paper	13,734	13	(3)	13,744
U.S. government and agency securities	47,543	4	(40)	47,507
Total	$139,281	$96	$(165)	$139,212

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 35 and 41 debt securities at June 30, 2024 and December 31, 2023, respectively, that were in an unrealized loss position. The unrealized losses at June 30, 2024 and December 31, 2023 were attributable to changes in interest rates, and we do not believe any unrealized losses represent credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from June 30, 2024. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$37,575	$(105)	$10,053	$(11)	$47,628	$(116)
Commercial paper	11,795	(8)	—	—	11,795	(8)
U.S. government and agency securities	4,903	(2)	—	—	4,903	(2)
Total	$54,273	$(115)	$10,053	$(11)	$64,326	$(126)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$50,322	$(112)	$4,279	$(10)	$54,601	$(122)
Commercial paper	6,952	(3)	—	—	6,952	(3)
U.S. government and agency securities	27,191	(37)	1,997	(3)	29,188	(40)
Total	$84,465	$(152)	$6,276	$(13)	$90,741	$(165)

7. Net Income or Loss Per Share

Basic net income or loss per common share is calculated using the two-class method by dividing the net income or loss allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted net income or loss per common share is calculated by adjusting net income or loss to remove the effects from potential dilutive common shares and dividing this adjusted net income or loss by the weighted average number of common shares and potential dilutive common shares outstanding for the period. Potential dilutive common shares are not included if their effect is anti-dilutive.

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “2025 Notes”) and the 2029 Notes in cash, shares or any combination of the two. There was no impact of the 2025 Notes on the calculation of dilutive loss per common share during the three and six months ended June 30, 2023 because they were anti-dilutive in these periods.

As discussed further in Note 9, “Stockholders’ Equity” and Note 10, “Long-Term Obligations”, warrants to purchase up to 55,563,776 shares of our common stock were outstanding as of June 30, 2024. These warrants are participating securities and are included in the calculation of basic net income per share for the three months ended June 30, 2024. These warrants are not included in the calculation of basic net loss per share during the periods in which we report net losses because the warrant holders do not have an obligation to share in our losses. These warrants are included in the calculation of diluted net income or loss per common share unless their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per common share for the three and six months ended June 30, 2024 (in thousands except per share amounts):

Numerator	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net income (loss)	$23,792	$(13,570)
Allocation to participating securities	(5,541)	-
Numerator for basic net income (loss) per common share (A)	18,251	(13,570)
Add back gain from the change in fair value of the May 2024 Warrants	-	(4,652)
Add back interest expense on the 2025 Notes	799	2,301
Add back gain on extinguishment of debt	(44,702)	(44,702)
Add back interest expense on the 2029 Notes	1,943	-
Add back gain from the change in fair value of the 2029 Notes Derivatives	(6,890)	-
Numerator for diluted net loss per common share (C)	$(30,599)	$(60,623)

Denominator	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Weighted-average number of common shares outstanding (B)	121,027	118,240
Dilutive effect of May 2024 Warrants calculated using the treasury method	-	421
Dilutive effect of 2025 Notes calculated using the if-converted method	5,902	8,405
Dilutive effect of 2029 Notes calculated using the if-converted method	27,496	-
Denominator for diluted net loss per common share (D)	154,425	127,066

Net Income (loss) per Common Share	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Basic net income (loss) per common share (= A / B)	$0.15	$(0.11)
Diluted net loss per common share (= C / D)	$(0.20)	$(0.48)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect under the treasury method (in thousands):

	As of June 30,
	2024	2023
Outstanding stock options	8,663	11,204
Unvested restricted stock units	12,380	7,950

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$62	$104	$116	$185
Research and development	1,292	1,902	2,713	3,840
Selling, general and administrative	4,056	4,054	7,551	7,424
Total	$5,410	$6,060	$10,380	$11,449

Our 2022 Equity Incentive Plan, as amended (the “2022 Plan”), provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. On May 29, 2024, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 6,000,000 shares.

On May 29, 2024, our stockholders also approved an amendment to our Amended & Restated 2013 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares of our common stock available for issuance under the ESPP by 5,000,000 shares.

We agreed with our financial advisor to settle our fee for services provided in connection with the May 2024 refinancing transactions described in Note 10, “Long-Term Obligations” through the private placement of 6,872,027 shares of our common stock, resulting in $6.9 million being capitalized to our condensed consolidated balance sheet as a debt issuance cost and $0.8 million being expensed to selling, general and administrative expense as stock-based compensation expense on our condensed consolidated statements of operations during the three and six months ended June 30, 2024.

9. Stockholders’ Equity

Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. The warrants are exercisable through December 7, 2027. As of June 30, 2024, none of these warrants have been exercised.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. In May 2024, the exercise price was reduced to $1.10 per share in connection with the HCRx Amendment, as defined below. The warrants are exercisable through August 1, 2030. As of June 30, 2024, none of these warrants have been exercised.

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

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

10. Long-Term Obligations

3.00% Convertible Senior Notes due 2025

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over seven years. In May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 45.8 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions (the “Remaining 2025 Notes”).

The Remaining 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year. Upon conversion, the 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. The 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the 2025 Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

Holders of the 2025 Notes may convert all or any portion of their 2025 Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2025 only under the following circumstances:

(1)
during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day;
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

As of June 30, 2024, none of the above circumstances had occurred and as such, the 2025 Notes could not have been converted.

We may redeem for cash all or part of the 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Remaining 2025 Notes as of June 30, 2024.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Principal	$24,500	$172,500
Less: unamortized debt issuance costs	(141)	(1,581)
2025 Notes	$24,359	$170,919

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of June 30, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy. The estimated fair value of the 2025 Notes as of June 30, 2024 and December 31, 2023 was approximately $15.9 million and $87.9 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$692	$1,294	$1,986	$2,588
Amortization of debt issuance costs	107	191	315	392
Total interest expense	$799	$1,485	$2,301	$2,980

Future minimum payments on the 2025 Notes as of June 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$368
2025	25,236
Total minimum payments	25,604
Less: interest expense and unamortized debt issuance costs	(1,245)
2025 Notes	$24,359

Senior Secured Term Loan

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing holders of the 2025 Notes and HCRx, which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). The Term Loan matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00%. Principal payments under the Term Loan will begin in June 2026, and consist of quarterly cash payments in the amount of 6.25% of the aggregate principal amount of the Term Loan, with the remaining principal due when the Term Loan matures in May 2028.

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

All obligations under the Credit Agreement will be secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of June 30, 2024, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

As of June 30, 2024
Principal	$100,000
Less: unamortized debt issuance costs	(6,483)
Term Loan	$93,517

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate was 17.84%. The carrying value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years.

We recognized $2.5 million of interest expense related to the Term Loan during the three and six months ended June 30, 2024, which consisted of $2.2 million of contractual interest expense and $0.3 million of debt issuance cost amortization.

Future minimum payments on the Term Loan as of June 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$9,471
2025	14,570
2026	33,200
2027	36,222
2028	60,744
Total minimum payments	154,207
Less: interest expense and unamortized debt issuance costs	(60,690)
Term Loan	$93,517

2029 Notes

On May 13, 2024, pursuant to privately-negotiated agreements with certain holders of the 2025 Notes, we exchanged $148.0 million aggregate principal amount of 2025 Notes for (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) May 2024 Warrants to purchase up to 45.8 million shares of our common stock. This will create additional taxable income related to the cancellation of debt, however, we expect this taxable income will be fully offset by our net operating loss carryforwards.

On May 13, 2024, we also issued $5.0 million aggregate principal amount of the 2029 Notes to HCRx in exchange for a $5.0 million reduction in our deferred royalty obligation. The 2029 Notes are second-lien secured obligations of the Company and bear interest at a rate of 6.00% per year payable quarterly in arrears beginning on June 30, 2024. The 2029 Notes will mature on May 13, 2029, unless earlier converted, redeemed or repurchased in accordance with their terms.

The 2029 Notes will be convertible into shares of our common stock at an initial conversion rate of 444.4444 shares per $1,000 principal amount (the “Conversion Option”), which is equivalent to a conversion price of $2.25 per share of common stock and subject to adjustment upon the occurrence of certain events and customary anti-dilution adjustments. Upon conversion of the 2029 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders of the 2029 Notes. Holders of the 2029 Notes may convert their 2029 Notes at any time prior to the close of business on May 13, 2029.

On or after May 13, 2026, we may redeem for cash all or a portion of the 2029 Notes if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period (the “Redemption Option”). The redemption price will be equal to the principal amount of the 2029 Notes to be redeemed, plus any accrued and unpaid interest as of the redemption date. The redemption price will also include an amount equal to the aggregate value of all remaining interest payments on the 2029 Notes to be redeemed from the redemption date through maturity, which is payable in cash or, under certain circumstances and if we so elect, in shares of our common stock or a combination of cash and our common stock. Any shares of our common stock used to pay this amount will be valued based on their market price at the time of the redemption. In some cases, we will be required to make an offer to repurchase the 2029 Notes at a 101% premium with proceeds from certain asset sales, subject, in some cases, to reinvestment rights.

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of June 30, 2024, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of June 30, 2024, we were in compliance with these covenants.

We accounted for the exchange of 2025 Notes for 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes. We recognized a $44.7 million gain on extinguishment of debt during three and six months ended June 30, 2024, the components of which are shown in the following table (in thousands):

Condensed Consolidated Balance Sheet Line	Transaction	Amount
Convertible senior notes due 2025	Extinguishment of 2025 Notes - Principal	$148,000
Convertible senior notes due 2025	Extinguishment of 2025 Notes - Debt issuance costs	(1,125)
Convertible senior notes due 2029	Issuance of 2029 Notes recorded at fair value	(78,889)
Common stock warrants	Issuance of May 2024 Warrants recorded at fair value	(23,284)
	Gain on extinguishment of debt	$44,702

As required by extinguishment accounting, the 2029 Notes received by the holders of the 2025 Notes were recorded at their initial fair value of $78.9 million as of May 8, 2024, which was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The $32.1 million difference between the initial fair value of $78.9 million and the principal amount of $111.0 million will be amortized to interest expense over the term of the 2029 Notes using the effective interest method over five years.

In connection with the issuance of the 2029 Notes, we incurred $4.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over five years.

We have determined that the Conversion Option and Redemption Option are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. These derivatives are referred to as the 2029 Notes Derivatives in Note 5, “Fair Value Measurements” to our condensed consolidated financial statements. The 2029 Notes Derivatives were bifurcated at their initial fair value of $28.9 million.

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of 26.86% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,758
Bifurcation of embedded derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,746

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

As of June 30, 2024
Principal	$116,000
Less: unamortized debt issuance costs and discounts	(64,732)
Plus: fair value of bifurcated derivative	21,987
2029 Notes	$73,255

We determined the expected life of the 2029 Notes was equal to its five-year term. As of June 30, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy. The estimated fair value of the 2029 Notes as of June 30, 2024 was approximately $80.2 million.

We recognized $1.9 million of interest expense related to the 2029 Notes during the three and six months ended June 30, 2024, which consisted of $1.0 million of amortization and $0.9 million of contractual interest expense.

Future minimum payments on the 2029 Notes as of June 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$4,408
2025	6,960
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	150,800
Less: interest expense and unamortized debt issuance costs and discounts	(99,532)
Plus: fair value of bifurcated derivative	21,987
2029 Notes	$73,255

May 2024 Warrants

In connection with the exchange of 2025 Notes for the 2029 Notes described in further detail above, we issued May 2024 Warrants to purchase up to 45,776,213 shares of our common stock at an exercise price of $1.10 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $2.20, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of June 30, 2024, none of the May 2024 Warrants have been exercised. Under the terms of the May 2024 Warrants, a holder cannot receive our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of June 30, 2024, no pre-funded warrants have been issued.

The May 2024 Warrants were classified as a long term liability in our condensed consolidated balance sheet because they did not meet the criteria for equity classification and will be measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements.”

Deferred Royalty Obligation

In September 2019, we entered into the Revenue Interest Agreement with HCRx, which was subsequently amended in June 2021, August 2023, and May 2024, under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, HCRx receives payments from us at a percentage of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total payments to HCRx are capped at $263.3 million (the “Payment Cap”).

In May 2024, we entered into an amendment (the “HCRx Amendment”) to the Amended Revenue Interest Agreement with HCRx, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of $49.5 million,
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million, and
(3)
delivered to HCRx 2029 Notes with a principal amount of $5.0 million.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date in which HCRx has received cash payments totaling $263.3 million or (ii) the legal maturity date of October 1, 2031. If HCRx has not received total payments equal $263.3 million by September 2031, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less payments previously paid to HCRx.

In the event of a change of control, an event of default, including, among others, our failure to pay any amounts due to HCRx, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCRx an amount equal to $263.3 million less payments previously paid to HCRx.

After giving effect to the above, as of May 2024, we have made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million and the maximum remaining amount we owe to HCRx is $128.3 million. After May 2024, we will make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, subject to the provisions in the Amended Revenue Interest Agreement described earlier in this footnote.

The HCRx Amendment also subordinates the indebtedness and liens under the Amended Revenue Interest Agreement to the indebtedness and liens under the Term Loan, and, subject to certain exceptions, makes the indebtedness and liens under the Amended Revenue Interest Agreement pari passu with the indebtedness and liens under the 2029 Notes. In addition, the HCRx Amendment reduces the exercise price of 250,000 warrants to purchase shares of common stock issued to HCRx on August 1, 2023 from $2.25 per share to $1.10 per share.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that its features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets.

We have also determined that the repayment of $263.3 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 5, “Fair Value Measurements”.

As of June 30, 2024, we have made $138.4 million in payments to HCRx. The effective interest rate as of June 30, 2024 was approximately 17%. We have incurred debt issuance costs totaling $1.7 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation at June 30, 2024 and December 31, 2023 was $73.5 million and $129.7 million, respectively, which includes the carrying amount of the debt, the fair value of the bifurcated embedded derivative liability, and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value at June 30, 2024 and December 31, 2023 and is based on our current estimates of future payments to HCRx over the life of the arrangement, which are considered Level 3 inputs.

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

As of June 30, 2024, we had an accumulated deficit of $1.5 billion. We had net losses of $13.6 million and $66.8 million for the six months ended June 30, 2024 and 2023, respectively.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 3.00% unsecured convertible senior notes for (i) $111.0 million aggregate principal amount of our new 6.00% secured convertible senior notes and (ii) warrants to purchase up to 45.8 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of our new 6.00% secured convertible senior notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of these refinancing transactions.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report except for our estimated value of the gain on extinguishment of debt, the embedded derivatives, and the liability classified common stock warrants related to the Refinancing Transactions, which were valued using methodologies that incorporate certain unobservable inputs including (i) the volatility of our common stock price and (ii) our estimated credit spread.

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue, net	$28,032	$28,460	$(428)	(2)%	$54,038	$56,748	$(2,710)	(5)%
License and other revenue	14,754	9,119	5,635	62%	21,874	19,529	2,345	12%
Total revenue	42,786	37,579	5,207	14%	75,912	76,277	(365)	(0)%
Operating expenses:
Cost of sales	1,465	1,194	271	23%	3,376	2,545	831	33%
Research and development	38,371	31,477	6,894	22%	73,796	63,816	9,980	16%
Selling, general and administrative	31,070	34,481	(3,411)	(10)%	60,619	70,388	(9,769)	(14)%
Loss from operations	(28,120)	(29,573)	1,453	(5)%	(61,879)	(60,472)	(1,407)	2%
Other income (expense), net	51,979	(2,930)	54,909	(>100%)	48,447	(6,103)	54,550	(>100)%
Income (loss) before income taxes	23,859	(32,503)	56,362	(>100%)	(13,432)	(66,575)	53,143	(80)%
Income tax provision	(67)	(127)	60	(47)%	(138)	(181)	43	(24)%
Net income (loss)	$23,792	$(32,630)	$56,422	(>100%)	$(13,570)	$(66,756)	$53,186	(80)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue, net	$28,032	$28,460	$(428)	(2)%	$54,038	$56,748	$(2,710)	(5)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three and six months ended June 30, 2024 decreased as compared to the three and six months ended June 30, 2023, primarily due to decreased demand as a result of increasing competition and higher gross-to-net driven by increased Medicare/Medicaid rebates and 340B discounts.

We expect product revenue to slightly increase in the second half of 2024 as compared to the first half of 2024.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Menarini Group ("Menarini")	$12,073	$5,611	$6,462	>100%	$18,479	$14,348	$4,131	29%
Antengene Therapeutics Limited ("Antengene")	488	760	(272)	(36)%	999	1,872	(873)	(47)%
Other	2,193	2,748	(555)	(20)%	2,396	3,309	(913)	(28)%
Total license and other revenue	$14,754	$9,119	$5,635	62%	$21,874	$19,529	$2,345	12%

License and other revenue for the three months ended June 30, 2024 increased by $5.6 million as compared to the three months ended June 30, 2023 primarily due to $4.0 million of license-related revenue recognized from Menarini during the three months ended June 30, 2024 and a $2.3 million increase in revenue for the reimbursement of development-related expenses from Menarini due to an increase in the corresponding expenses.

License and other revenue for the six months ended June 30, 2024 increased by $2.3 million as compared to the six months ended June 30, 2023 primarily due to a $3.3 million increase in revenue for the reimbursement of development-related expenses from Menarini due to an increase in the corresponding expenses.

We expect license and other revenue to decrease slightly in the second half of 2024 as compared to the first half of 2024 due to a decrease in the reimbursement of development-related expenses from Menarini partially offset by an increase in expected milestone revenue.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of sales	$1,465	$1,194	$271	23%	$3,376	$2,545	$831	33%
Research and development	38,371	31,477	6,894	22%	73,796	63,816	9,980	16%
Selling, general and administrative	31,070	34,481	(3,411)	(10)%	60,619	70,388	(9,769)	(14)%
Total operating expenses	$70,906	$67,152	$3,754	6%	$137,791	$136,749	$1,042	1%

Cost of Sales

Cost of sales were consistent for the three and six months ended June 30, 2024 and 2023. We expect cost of sales to remain relatively consistent in the second half of 2024 as compared to the first half of 2024.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$9,086	$1,437	$7,649	>100%	$15,468	$2,422	$13,046	>100%
Selinexor in endometrial cancer	3,760	3,825	(65)	(2)%	8,167	7,243	924	13%
Selinexor in multiple myeloma	4,960	2,818	2,142	76%	8,997	4,249	4,748	>100%
Other programs	833	2,258	(1,425)	(63)%	1,268	6,019	(4,751)	(79)%
Non-program specific clinical trial and related costs	1,763	2,713	(950)	(35)%	3,882	5,159	(1,277)	(25)%
Total clinical trial and related costs	20,402	13,051	7,351	56%	37,782	25,092	12,690	51%
Unallocated costs:
Personnel	11,565	12,854	(1,289)	(10)%	23,453	27,027	(3,574)	(13)%
Consulting, professional and other	5,112	3,670	1,442	39%	9,848	7,857	1,991	25%
Stock-based compensation	1,292	1,902	(610)	(32)%	2,713	3,840	(1,127)	(29)%
Total unallocated costs	17,969	18,426	(457)	(2)%	36,014	38,724	(2,710)	(7)%
Total research and development expenses	$38,371	$31,477	$6,894	22%	$73,796	$63,816	$9,980	16%

At any one time, we have a number of ongoing clinical development programs that we are conducting independently or in collaboration with third parties. We track our external clinical trial and related costs on a program-by-program basis. Our major programs include our three core clinical development programs in myelofibrosis, endometrial cancer and multiple myeloma. To the extent that external clinical trial and related costs are not attributable to a major program, they are included in “Other programs” and to the extent external clinical trial and related costs cannot be allocated to a specific program, they are included in “Non-program specific clinical trial and related costs.” We also have unallocated research and development costs, which we do not track on a program-by-program basis. These costs represent costs that are incurred across multiple programs or to support our general research and development operations.

Research and development expenses for the three months ended June 30, 2024 increased by $6.9 million as compared to the three months ended June 30, 2023. The $7.4 million increase in clinical trial and related costs was primarily due to increased activity in our ongoing pivotal Phase 3 trials in myelofibrosis and multiple myeloma, including increased purchases of comparator drugs. These increases were partially offset by decreases of clinical trial and related costs in other programs, primarily KPT-1200, our IL-12 compound that we sold to Libo Pharma Corp. in December 2023.

Research and development expenses for the six months ended June 30, 2024 increased by $10.0 million as compared to the six months ended June 30, 2023. The $12.7 million increase in clinical trial and related costs was primarily due to increased activity in each of our three ongoing pivotal Phase 3 trials, including increased purchases of comparator drugs. These increases were partially offset by decreases of clinical trial and related costs in other programs, primarily KPT-1200, our IL-12 compound, and eltanexor. The decrease in personnel costs of $3.6 million was primarily due to a reduction in headcount and contractors for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

We expect our research and development expenses to be relatively consistent in the second half of 2024 as compared to the first half of 2024.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Personnel costs	$14,531	$17,204	$(2,673)	(16)%	$30,498	$36,025	$(5,527)	(15)%
Consulting, professional and other costs	12,483	13,223	(740)	(6)%	22,570	26,939	(4,369)	(16)%
Stock-based compensation	4,056	4,054	2	0%	7,551	7,424	127	2%
Total selling, general and administrative expenses	$31,070	$34,481	$(3,411)	(10)%	$60,619	$70,388	$(9,769)	(14)%

Selling, general and administrative expenses for the three months ended June 30, 2024 decreased by $3.4 million as compared to the three months ended June 30, 2023. The decrease in personnel costs of $2.7 million was primarily due to a reduction in headcount and contractors.

Selling, general and administrative expenses for the six months ended June 30, 2024 decreased by $9.8 million as compared to the six months ended June 30, 2023. The decrease in personnel costs of $5.5 million was primarily due to a reduction in headcount and contractors. The $4.4 million decrease in consulting, professional and other costs was primarily due to our cost reduction initiatives.

Selling, general and administrative expenses for the three and six months ended June 30, 2024 also included approximately $1.2 million of expenses related to the Refinancing Transactions, of which $0.8 million was included in stock-based compensation and $0.4 million was included in consulting, professional and other costs.

We expect our selling, general and administrative expenses to remain relatively consistent in the second half of 2024 as compared to the first half of 2024.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(8,949)	$(5,784)	$(3,165)	55%	$(14,833)	$(11,542)	$(3,291)	29%
Interest income	1,930	2,824	(894)	(32)%	4,086	5,673	(1,587)	(28)%
Gain on extinguishment of debt	44,702	—	44,702	100%	44,702	—	44,702	100%
Other income (expense)	14,296	30	14,266	>100%	14,492	(234)	14,726	(>100)%
Total other income (expense), net	$51,979	$(2,930)	$54,909	(>100%)	$48,447	$(6,103)	$54,550	(>100)%

Other income (expense), net for the three months ended June 30, 2024 increased by $54.9 million, as compared to the three months ended June 30, 2023 and for the six months ended June 30, 2024 increased by $54.6 million as compared to the six months ended June 30, 2023.

The increases for the three and six month periods were primarily due to a $44.7 million gain on extinguishment of debt from the Refinancing Transactions and a $14.3 million gain from the remeasurement of embedded derivatives and liability classified common stock warrants, both of which are non-cash items. These gains were partially offset by an increase in interest expense due to the new term loan and new secured convertible senior notes.

We expect Other income (expense), net to decrease in the second half of 2024 as compared to the first half of 2024, as the $44.7 million gain on extinguishment of debt is a non-recurring gain. This will be partially offset by an increase in interest expense on the new term loan and new secured convertible senior notes. The future impact from remeasurements of the embedded derivatives and liability classified common stock warrants will depend on a variety of factors, including movements in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of June 30, 2024, our principal source of liquidity was $152.1 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $13.6 million for the six months ended June 30, 2024. We expect that our cash, cash equivalents and investments at June 30, 2024 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

The following table provides information regarding our cash flows (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(82,223)	$(44,608)	$(37,615)	84%
Net cash provided by (used in) investing activities	73,202	(11,218)	84,420	(>100)%
Net cash provided by financing activities	40,966	860	40,106	>100%
Effect of foreign exchange rates	(27)	(71)	44	(62)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,918	$(55,037)	$86,955	(>100)%

Operating activities. The $37.6 million increase in net cash used in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by working capital changes, including the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $84.4 million increase in net cash provided by investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by a $60.0 million decrease in purchases of investments and a $24.6 million increase in proceeds from the maturities of investments.

Financing activities. The $40.1 million increase in net cash provided by financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by $83.3 million of proceeds from our new term loan, partially offset by a $40.5 million payment of our deferred royalty obligation and a $2.6 million payment of debt issuance costs related to the Refinancing Transactions.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”), which was subsequently amended on June 23, 2021, August 1, 2023 and May 8, 2024 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which provides for a senior secured term loan facility of $100.0 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the six months ended June 30, 2024, we received $13.0 million in milestone payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $5.8 million of reimbursements under the Menarini Agreement during the six months ended June 30, 2024.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. We expect to incur total lease costs of $4.8 million from June 30, 2024 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of-use asset or lease liability for such leases. These costs were insignificant for both the six months ended June 30, 2024 and 2023.

Contractual Obligations

We have contractual obligations under (i) our 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”); (ii) our Credit Agreement, (iii) our 6.00% Convertible Senior Notes due 2029 (the “2029 Notes”), and (iv) our Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We currently expect that cash, cash equivalents and investments at June 30, 2024 will be sufficient to fund our current operating plans and capital expenditure requirements for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of June 30, 2024 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $4.8 million from June 30, 2024 to September 30, 2025;
•
Future obligations related to the 2025 Notes of $25.6 million over the next two years;

•
Future obligations related to the 2029 Notes of $150.8 million over the next five years;
•
Future obligations related to the Credit Agreement of $154.2 million; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $124.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $152.1 million as of June 30, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2024 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, future label expansions into earlier lines of existing therapies are anticipated in 2025 and beyond. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024 for more information on competition.

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

Numerous unforeseen events during, or as a result of, clinical trials could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the feedback we received from the FDA in February 2022 on our SIENDO trial;
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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, we recently announced expected delays in our top-line data readout for our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”) due primarily to higher than expected screen failure rates, requiring us to screen a larger number of patients than originally planned;
•
changes in the treatment landscape on which a clinical development plan was based, such as new therapies; for example, in recent years three new novel agents (dostarlimab-gxly, pembrolizumab and durvalumab) have been approved for treatment in patients with endometrial cancer, which may be applicable to patients eligible for our ongoing EC-042 Study, decreasing the overall supply of patients or decreasing interest from selected clinical trial sites;
•
modifications of clinical trial protocols impacting the patient population under study, including any modifications to the eligibility criteria or the total number of patients targeted for enrollment;
•
strategic revisions to clinical trial designs, including a reduction in the total number of patients targeted for enrollment, which could negatively impact our ability to submit and/or receive regulatory approval for the indication sought; for example, we recently announced our intention to decrease the number of total patients to be enrolled in the ongoing Phase 3 trial evaluating selinexor in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with relapsed or refractory multiple myeloma;
•
regulators may revise the requirements for approving our product candidates, even after providing a positive opinion on or otherwise reviewing and providing comments to a clinical trial protocol, and/or such requirements may not be as we anticipate;
•
delays or failure in obtaining the necessary authorization from regulatory authorities or ethics committees, including institutional review boards, to permit us, our collaborators or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or the suspension or termination of a clinical trial once commenced. For example, the continuation of a clinical trial in Europe with the transition to the EU Clinical Trials Regulation (“CTR”) now requires submission of ongoing and new clinical trials conducted in Europe to the Clinical Trial Information System;
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
•
for any biomarker driven clinical trial, the potential regulatory requirement to utilize a companion diagnostic, for example the required use of a companion diagnostic for our ongoing clinical trial evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer;
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

•
need to delay, limit or terminate ongoing or planned clinical trials;
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

Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For example, on February 8, 2022, we announced positive top-line data results for our SIENDO trial. On February 25, 2022, we discussed these data with the FDA in a pre-sNDA meeting. We and the FDA meeting participants had differing views on the statistical significance of the study and the overall clinical benefit for the whole study population. For this study or any other study for which we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or perform all analyses or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the interpretation of preliminary, interim or top-line data results that we report may differ from future interpretations of the same studies once additional data have been received and fully evaluated or based on differing views from regulatory agencies, such as in our SIENDO trial. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.

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
•
regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, as in the case of our trial for patients with TP53 wild-type advanced or recurrent endometrial cancer following discussions with the FDA in early 2022 on our SIENDO trial;
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
•
regulatory authorities may not agree with our or our collaborators’ regulatory approval strategies or components of our or their regulatory filings, such as the design or implementation of the relevant clinical trials; for example, the FDA or foreign regulatory authorities may not agree with our decision to decrease the total number of patients to be enrolled in the ongoing Phase 3 multiple myeloma trial; or
•
a product may not be approved for the indications that we, or our collaborators, request or may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK. From January 1, 2025 on, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

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

Once a conditional marketing authorization has been granted, the marketing authorization holder must fulfill specific obligations within defined timelines. These obligations could include completing ongoing or new studies or collecting additional data to confirm the medicine’s benefit-risk balance remains positive. For example, the July 2022 marketing authorization from the European Commission (“EC”) for NEXPOVIO to treat adult patients with multiple myeloma after at least one prior therapy satisfied the conditional approval obligation for NEXPOVIO for patients with multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, two immunomodulatory agents, and an anti-CD38 monoclonal antibody, and who have demonstrated disease progression on the last therapy. Conditional marketing authorization is valid for a period of one year and can be renewed/prolonged if the conditions set out in the conditional marketing authorization are met. Further, as discussed above, under FDORA, modifications to regulations governing accelerated approval require a sponsor to have the confirmatory clinical trial underway before accelerated approval is awarded as well as other requirements following accelerated approval. If we, or our collaborators, are not able to fulfill the specific obligations set out in any conditional marketing authorization requirements, the conditional marketing authorization may not be prolonged and we, or our collaborators, will no longer be able to market the product for the indication receiving conditional approval.

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

The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. For example, in the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (the “IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (the “IVDR”). The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. As part of the process to obtain a CE-mark for the FMI FoundationOne®CDx for the purpose of determining TP53 wild-type status for use of selinexor in the maintenance treatment of TP53 wild-type endometrial cancer patients, a performance study is required which leverages our EC-042 Study (e.g., using the unapproved FoundationOne®CDx IVD to screen for TP53 wild-type patients in the EC-042 Study and using the data generated to validate the CDx itself). As the regulations are relatively new, the industry is gaining experience in the compilation of these submissions while the national Competent Authorities and the respective Ethics Committees are also gaining expertise in assessing these applications. As a result, the assessment deadlines of these performance study submissions and amendments are often not met. These new regulations have and could continue to negatively impact the pace of enrollment in our clinical trials. For example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the new IVDR regulations. Consequently, the ability to use the FoundationOne®CDx in vitro diagnostic medical devices to screen patients for TP53 status in the EC-042 Study has been delayed in various countries in the EU.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates, such as in the case of our ongoing Phase 3 trial evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such as the receipt of Fast Track designation for selinexor to treat myelofibrosis, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

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

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Since inception, we have incurred significant operating losses. Our net loss was $13.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1.5 billion. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We anticipate that our operating expenses will continue to be significant and increase as we continue to:

•
commercialize XPOVIO in the U.S., including maintaining our commercial infrastructure, and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor;
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

As of June 30, 2024, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating and capital expenditure plans for at least twelve months from the date of issuance of the financial statements contained in this Quarterly Report on Form 10-Q. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, in addition to the restrictions on our operations under the Term Loan and the 2029 Notes, the restrictions contained in the Amended Revenue Interest Agreement (defined below) and the repayment requirements in respect of obligations from proceeds of the transactions under each of the foregoing agreements, any future debt financing, if available and permitted, may involve further restrictive covenants that could limit our flexibility in conducting future business activities and using transaction proceeds in our business and, in the event of insolvency, the Term Loan, the 2029 Notes, the 2025 Notes, the Amended Revenue Interest Agreement obligations, and any further indebtedness, if available and permitted, would be paid before holders of equity securities received any distribution of corporate assets. Our ability to satisfy and meet our current and any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert management’s attention away from their day-to-day activities. Further, adequate additional financing may not be available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by inflation, sustained high interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. Moreover, there has been turmoil in the global banking system, which could result in loss of or access to our deposits, and an inability to obtain financing from other sources. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, any of which could have a material adverse effect on our business, operating results and prospects.

Our Amended Revenue Interest Agreement with HCRx contains various covenants and other provisions, which, if violated, could, subject to the Intercreditor Agreement, result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (collectively, “HCRx”), which was amended in June 2021, August 2023 and May 2024 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCRx may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx after the date of the May 2024 amendment. Our obligations to HCRx are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the 2029 Notes and which is subordinated to the first-priority security interest securing the Term Loan. Subject to an intercreditor agreement with HCRx, the Term Loan lenders and the holders of the 2029 Notes (the “Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by HCRx which we are unable to pay, HCRx will have the right to foreclose on the collateral that was pledged to HCRx. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

Our new Credit Agreement and Indenture related to the 2029 Notes contain various covenants and other provisions, which will limit the manner in which we may operate, and, if violated, could, subject to the Intercreditor Agreement, result in the acceleration of payments due under such agreements or the foreclosure on the pledged collateral, including all of our present and future assets.

The May 2024 credit and guaranty agreement (the “Credit Agreement”) and the indenture governing the 2029 Notes (the “Indenture”) contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Credit Agreement and the Indenture each have a financial covenant requiring us to maintain liquidity of at least $25.0 million at all times. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities. The Credit Agreement and Indenture also contain certain events of default, after which the Term Loan or the 2029 Notes may be due and payable immediately, including, without limitation, withdrawal of approval for selinexor with respect to its current approved indication for use with bortezomib and dexamethasone, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, change in control and lien priority. Our obligations under the Credit Agreement and the Indenture are secured by substantially all of our assets. Subject to the Intercreditor Agreement, in the event that an uncured default by us under the Credit Agreement or the Indenture results in an acceleration of obligations thereunder, the Term Loan lenders and the holders of the 2029 Notes will have the right to foreclose on the collateral that was pledged to each such party. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Term Loan, the 2029 Notes, the 2025 Notes or the Amended Revenue Interest Agreement.

We have incurred (i) $172.5 million of indebtedness as a result of the sale of the 2025 Notes, of which approximately $24.5 million remained outstanding following completion of the May 2024 exchange of certain of our 2025 Notes for 2029 Notes (the “Exchange Transactions”); (ii) $263.3 million of indebtedness under the Amended Revenue Interest Agreement, of which $135.0 million was repaid after giving effect to the May 2024 amendment to the Amended Revenue Interest Agreement, resulting in a remaining maximum aggregate repayment amount to HCRx of $128.3 million, (iii) $100.0 million of indebtedness under the Term Loan, and (iv) approximately $111.0 million of indebtedness as a result of the issuance of the 2029 Notes pursuant to the Exchange Transactions. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2029 Notes or the 2025 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital.

Our ability to pay the principal of or interest or other obligations on our present and any future indebtedness, including our remaining obligations to HCRx and under the Credit Agreement, the 2029 Notes and the 2025 Notes, or to make cash payments in connection with any conversion of the 2029 Notes or the 2025 Notes, depends on our future performance, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Term Loan, the Amended Revenue Interest Agreement, the 2029 Notes, the 2025 Notes or any other future indebtedness and make necessary capital expenditures.

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

Holders may require us to repurchase their 2029 Notes or 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes or the 2025 Notes to be repurchased, plus accrued and unpaid interest. In addition, with respect to the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy any conversion in cash. If we do not have enough available cash at the time we are required to repurchase the 2029 Notes or the 2025 Notes, pay cash amounts due upon conversion or redemption of or otherwise required to be paid in respect of the 2029 Notes or the 2025 Notes or refinance the 2029 Notes or the 2025 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes or the 2025 Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the 2029 Notes and the 2025 Notes. In addition, our ability to repurchase the 2029 Notes or the 2025 Notes, to pay cash upon conversion or redemption of the 2029 Notes or the 2025 Notes or to refinance the 2029 Notes or the 2025 Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the 2029 Notes or the 2025 Notes at a time when the repurchase is required by the applicable indenture governing such notes or to pay cash upon conversion of or in respect of other obligations under the 2029 Notes or the 2025 Notes as required by the applicable indenture governing such notes would constitute a default under such indenture. A default under the indenture governing the 2029 Notes or the 2025 Notes or the fundamental change itself could also lead to a default under the Credit Agreement, the Amended Revenue Interest Agreement or agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the indenture governing the 2029 Notes or the 2025 Notes could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or the 2025 Notes or to pay cash upon conversion of the 2029 Notes or the 2025 Notes.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elects to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities such as the 2025 Notes and the 2029 Notes could have a material effect on our reported financial results.

Conversions of the 2025 Notes may be settled in cash or shares, or a combination of cash and shares. Conversions of the 2029 Notes may only be settled in shares (subject to, and in accordance with, the settlement provisions of the Indenture), plus cash in lieu of any fractional shares. Under the if-converted method, the maximum potential dilutive impact of the conversion of the 2025 Notes or the 2029 Notes is assumed when calculating diluted earnings per share during periods of net income. This could result in a material impact to diluted earnings per share. Diluted earnings per share is not impacted by the 2025 Notes or the 2029 Notes during periods of net loss.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of common stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Credit Agreement and the Indenture, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of HCRx, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document.

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

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting, in part, from the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, inflation, failures and instability in U.S. and international banking systems, sustained high interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting, in part, from the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are party to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S., and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities, including activities in any country or territory outside of the U.S. and EU, as applicable, of our collaborators.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of July 31, 2024, 177 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of July 31, 2024, 12 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of July 31, 2024, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in greyscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Since July 31, 2024, the bid price of our common stock closed below $1.00 per share. If the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive another deficiency notice from Nasdaq regarding our failure to comply with the Bid Price Rule, and there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $0.62 to $1.95 in the 52-week period ended July 31, 2024. On July 31, 2024, the closing sale price of our common stock on the Nasdaq Global Select Market was $0.99 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

•
our failure or perceived failure to successfully execute on our commercialization strategy for XPOVIO or our product candidates, if approved;
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

During the second quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

4.1

Indenture (including form of Note) with respect to the Company’s 6.00% Convertible Senior Notes due 2029, dated May 13, 2024, between the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).
10.1

Credit Agreement, dated as of May 8, 2024, between the Company, the guarantors party thereto, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).

10,2

Form of Exchange Agreement, dated May 8, 2024, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).

10.3

Form of Registration Rights Agreement, dated May 13, 2024, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).

10.4

Second Omnibus Amendment to Transaction Documents, dated May 8, 2024, between the Company, the investors party thereto, HealthCare Royalty Management, LLC, HCR Collateral Management LLC, and HCR Karyopharm SPV, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on May 14, 2024).

10.5*

Amendment No. 2 to the Karyopharm Therapeutics Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the SEC on April 19, 2024).

10.6*

Amendment No. 1 to the Karyopharm Therapeutics Inc. Amended & Restated 2013 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the SEC on April 19, 2024).

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

KARYOPHARM THERAPEUTICS INC.

Date: August 6, 2024	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 6, 2024	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)