Form 10-Q
period 2024-09-30
Karyopharm Therapeutics Inc.
filed 2024-11-05
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 125,314,506 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$72,828	$52,231
Investments	60,698	139,212
Accounts receivable, net	31,778	26,962
Inventory	4,672	3,043
Prepaid expenses and other current assets	14,746	11,813
Restricted cash	33	660
Total current assets	184,755	233,921
Property and equipment, net	495	606
Operating lease right-of-use assets	2,586	4,276
Restricted cash	306	301
Other assets	1,334	1,334
Total assets	$189,476	$240,438
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,783	$3,123
Accrued expenses	50,105	61,394
Operating lease liabilities	3,668	3,308
Other current liabilities	1,937	1,654
Total current liabilities	61,493	69,479
Convertible senior notes due 2025	24,392	170,919
Convertible senior notes due 2029	72,091	—
Senior secured term loan	94,109	—
Deferred royalty obligation	73,499	132,479
Common stock warrants	17,355	—
Operating lease liabilities, net of current portion	—	2,789
Other liabilities	6,184	978
Total liabilities	349,123	376,644
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000 shares authorized; 125,303 and 114,915 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	12
Additional paid-in capital	1,373,242	1,350,981
Accumulated other comprehensive loss	(222)	(161)
Accumulated deficit	(1,532,680)	(1,487,038)
Total stockholders’ deficit	(159,647)	(136,206)
Total liabilities and stockholders’ deficit	$189,476	$240,438

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$29,516	$30,207	$83,554	$86,955
License and other revenue	9,267	5,802	31,141	25,331
Total revenue	38,783	36,009	114,695	112,286
Operating expenses:
Cost of sales	1,300	911	4,676	3,456
Research and development	36,134	35,553	109,930	99,369
Selling, general and administrative	27,632	30,805	88,251	101,193
Total operating expenses	65,066	67,269	202,857	204,018
Loss from operations	(26,283)	(31,260)	(88,162)	(91,732)
Other income (expense):
Interest income	1,832	2,750	5,918	8,423
Interest expense	(11,385)	(6,073)	(26,218)	(17,615)
Gain on extinguishment of debt	—	—	44,702	—
Other income (expense), net	3,792	89	18,284	(145)
Total other income (expense), net	(5,761)	(3,234)	42,686	(9,337)
Loss before income taxes	(32,044)	(34,494)	(45,476)	(101,069)
Income tax provision	(28)	(12)	(166)	(193)
Net loss	$(32,072)	$(34,506)	$(45,642)	$(101,262)
Basic net loss per share (Note 7)	$(0.26)	$(0.30)	$(0.38)	$(0.89)
Diluted net loss per share (Note 7)	$(0.26)	$(0.30)	$(0.69)	$(0.89)
Weighted-average number of common shares outstanding used to compute basic net loss per share	125,010	114,401	120,513	114,033
Weighted-average number of common shares outstanding used to compute diluted net loss per share	125,010	114,401	126,606	114,033

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(32,072)	$(34,506)	$(45,642)	$(101,262)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	291	169	242	(95)
Foreign currency translation adjustment	92	(128)	(303)	(9)
Comprehensive loss	$(31,689)	$(34,465)	$(45,703)	$(101,366)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(45,642)	$(101,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,562	16,527
Depreciation and amortization	259	453
Amortization of debt issuance costs and discounts	4,012	597
Net amortization of premiums and discounts on investments	(2,112)	(3,077)
Gain on extinguishment of debt	(44,702)	—
Change in fair value of embedded derivatives and common stock warrants	(18,343)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,816)	9,163
Inventory	(1,629)	1,119
Prepaid expenses and other assets	(2,933)	5,612
Operating lease right-of-use assets	1,690	1,442
Accounts payable	2,660	(1,830)
Accrued expenses and other liabilities	(2,253)	(776)
Operating lease liabilities	(2,429)	(2,106)
Net cash used in operating activities	(101,676)	(74,138)
Investing activities
Proceeds from maturities of investments	138,187	123,688
Purchases of investments	(57,316)	(142,591)
Purchases of property and equipment	(195)	—
Net cash provided by (used in) investing activities	80,676	(18,903)
Financing activities
Proceeds from issuance of senior secured term loan	83,300	—
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	772	860
Payment of debt issuance costs	(2,588)	—
Payment of deferred royalty obligation	(40,518)	—
Net cash provided by financing activities	40,966	860
Effect of exchange rate on cash, cash equivalents and restricted cash	9	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,975	(92,304)
Cash, cash equivalents and restricted cash at beginning of period	53,192	136,885
Cash, cash equivalents and restricted cash at end of period	$73,167	$44,581
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$72,828	$43,655
Short-term restricted cash	33	545
Long-term restricted cash	306	381
Total cash, cash equivalents and restricted cash	$73,167	$44,581
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$18,926	$12,225
Cash paid for interest on convertible debt and term loan	$11,472	$2,588
Cash paid for amounts included in the measurement of operating lease liabilities	$2,844	$2,770
Convertible senior notes due 2029 issued with warrants to purchase 45,776,213 shares of common stock in exchange for a $148.0 million reduction of convertible senior notes due 2025	$111,000	$—
Senior secured term loan issued in exchange for a $14.7 million reduction of deferred royalty obligation	$15,000	$—
Issuance of common stock used to settle a financial advisory fee related to financing activities	$7,697	$—
Convertible senior notes due 2029 issued in exchange for a $5.0 million reduction of deferred royalty obligation	$5,000	$—

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of June 30, 2024	124,635	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)
Vesting of restricted stock	668	—	—	—	—	—
Stock-based compensation	—	—	4,182	—	—	4,182
Unrealized gain on investments	—	—	—	291	—	291
Foreign currency cumulative translation adjustment	—	—	—	92	—	92
Net loss	—	—	—	—	(32,072)	(32,072)
Balance as of September 30, 2024	125,303	$13	$1,373,242	$(222)	$(1,532,680)	$(159,647)

Balance as of June 30, 2023	114,340	$12	$1,340,218	$(783)	$(1,410,695)	$(71,248)
Vesting of restricted stock	183	—	—	—	—	—
Stock-based compensation	—	—	5,078	—	—	5,078
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized gain on investments	—	—	—	169	—	169
Foreign currency cumulative translation adjustment	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(34,506)	(34,506)
Balance as of September 30, 2023	114,523	$12	$1,345,535	$(742)	$(1,445,201)	$(100,396)

Balance as of December 31, 2023	114,915	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	2,361	—	—	—	—	—
Shares issued under the employee stock purchase plan	1,155	—	772	—	—	772
Issuance of common stock for financial advisory fee	6,872	1	6,927	—	—	6,928
Stock-based compensation	—	—	14,562	—	—	14,562
Unrealized gain on investments	—	—	—	242	—	242
Foreign currency cumulative translation adjustment	—	—	—	(303)	—	(303)
Net loss	—	—	—	—	(45,642)	(45,642)
Balance as of September 30, 2024	125,303	$13	$1,373,242	$(222)	$(1,532,680)	$(159,647)

Balance as of December 31, 2022	113,213	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	1,019	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	291	—	860	—	—	860
Stock-based compensation	—	—	16,527	—	—	16,527
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized loss on investments	—	—	—	(95)	—	(95)
Foreign currency cumulative translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(101,262)	(101,262)
Balance as of September 30, 2023	114,523	$12	$1,345,535	$(742)	$(1,445,201)	$(100,396)

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

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in 45 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $133.5 million of cash, cash equivalents and investments and an accumulated deficit of $1.5 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that such additional funding will be available on terms acceptable to us, or at all. We may also be required to reduce our current spending requirements where possible.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 29, 2024 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements as of September 30, 2024 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross product revenue	$43,031	$37,981	$119,457	$111,387
Provisions for product revenue	(13,515)	(7,774)	(35,903)	(24,432)
Total product revenue, net	$29,516	$30,207	$83,554	$86,955

As of September 30, 2024 and December 31, 2023, net product revenue of $24.5 million and $17.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of September 30, 2024 and December 31, 2023.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of September 30, 2024	As of December 31, 2023
Raw materials	$720	$553
Work in process	3,410	1,732
Finished goods	542	758
Total inventory	$4,672	$3,043

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Menarini	$8,753	$5,564	$27,232	$19,912
Antengene	273	80	1,272	1,952
Other	241	158	2,637	3,467
Total license and other revenue	$9,267	$5,802	$31,141	$25,331

During the three months ended September 30, 2024, we recognized $6.0 million of milestone revenue, $2.0 million of revenue for the reimbursement of development-related expenses, and $0.5 million of royalty revenue from Menarini. We also recognized $0.3 million of royalty revenue from Antengene.

During the three months ended September 30, 2023, we recognized $5.4 million of revenue for the reimbursement of development-related expenses from Menarini.

During the nine months ended September 30, 2024, we recognized $15.0 million of revenue for the reimbursement of development-related expenses, $10.0 million of milestone revenue, $1.6 million of royalty revenue, and $0.6 million of other revenue from Menarini. We also recognized $1.2 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

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

As of September 30, 2024, license and other revenue of $7.2 million was included in accounts receivable. At December 31, 2023, license and other revenue of $9.1 million and $1.0 million were included in accounts receivable and other current assets, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of September 30, 2024 and December 31, 2023.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$58,412	$58,412	$—	$—
Commercial paper	1,988	—	1,988	—
Investments:
Corporate debt securities	44,192	—	44,192	—
Commercial paper	7,601	—	7,601	—
U.S. government and agency securities	8,905	—	8,905	—
	$121,098	$58,412	$62,686	$—

	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,963	$27,963	$—	$—
U.S. government and agency securities	1,998	—	1,998	—
Investments:
Corporate debt securities	77,961	—	77,961	—
Commercial paper	13,744	—	13,744	—
U.S. government and agency securities	47,507	—	47,507	—
	$169,173	$27,963	$141,210	$—

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

(1)
The embedded derivative liability (the “HCRx Derivative”) associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”) in September 2019 and as amended in June 2021, August 2023 and May 2024 (as amended, the “Amended Revenue Interest Agreement”) is included as a component of the deferred royalty obligation on our condensed consolidated balance sheets. The valuation method for the HCRx Derivative incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument. The HCRx Derivative was deemed to have a de-minimus value as of September 30, 2024 primarily due to a $56.2 million decrease in the deferred royalty obligation during the nine months ended September 30, 2024.
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

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	HCRx Derivative	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2023	$2,800	$—	$—
Initial recognition	—	28,877	23,284
Change in fair value	(2,800)	(9,614)	(5,929)
Balance as of September 30, 2024	$—	$19,263	$17,355

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of September 30, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$44,024	$171	$(3)	$44,192
Commercial paper	7,596	6	(1)	7,601
U.S. government and agency securities	8,904	2	(1)	8,905
Total	$60,524	$179	$(5)	$60,698

	As of December 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Loss	Aggregate Fair Value
Corporate debt securities	$78,004	$79	$(122)	$77,961
Commercial paper	13,734	13	(3)	13,744
U.S. government and agency securities	47,543	4	(40)	47,507
Total	$139,281	$96	$(165)	$139,212

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 8 and 41 debt securities as of September 30, 2024 and December 31, 2023, respectively, that were in an unrealized loss position. The unrealized losses as of September 30, 2024 and December 31, 2023 were attributable to changes in interest rates, and we do not believe any unrealized losses represented credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from September 30, 2024. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$5,688	$(3)	$—	$—	$5,688	$(3)
Commercial paper	2,660	(1)	—	—	2,660	(1)
U.S. government and agency securities	3,933	(1)	—	—	3,933	(1)
Total	$12,281	$(5)	$—	$—	$12,281	$(5)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$50,322	$(112)	$4,279	$(10)	$54,601	$(122)
Commercial paper	6,952	(3)	—	—	6,952	(3)
U.S. government and agency securities	27,191	(37)	1,997	(3)	29,188	(40)
Total	$84,465	$(152)	$6,276	$(13)	$90,741	$(165)

7. Net Loss Per Share

Basic net loss per common share is calculated using the two-class method by dividing the net loss allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is calculated by adjusting net loss to remove the effects from potential dilutive common shares and dividing this adjusted amount by the weighted average number of common shares and potential dilutive common shares outstanding for the period. Potential dilutive common shares are not included if their effect is anti-dilutive.

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% convertible senior notes due 2025 (the “2025 Notes”) in cash, shares or any combination of the two. There was no impact of the 2025 Notes on the calculation of dilutive loss per common share during the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 because they were anti-dilutive in these periods.

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 2029 Notes in cash, shares or any combination of the two. There was no impact of the 2029 Notes on the calculation of dilutive loss per common share during the three and nine months ended September 30, 2024 because they were anti-dilutive in these periods.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase up to 55,563,775 shares of our common stock were outstanding as of September 30, 2024. These warrants are not included in the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses. There was no impact of these warrants on the calculation of dilutive loss per common share during the three and nine months ended September 30, 2024 and 2023 because they were anti-dilutive in these periods.

The following is a reconciliation of the numerator and denominator used to calculate diluted net loss per common share for the nine months ended September 30, 2024 (in thousands except per share amounts):

For the Nine Months Ended September 30, 2024
Net loss	$(45,642)
Add back interest expense on the 2025 Notes	2,518
Add back gain on extinguishment of debt	(44,702)
Numerator for diluted net loss per common share (A)	$(87,826)
Weighted-average number of common shares outstanding	120,513
Dilutive effect of 2025 Notes calculated using the if-converted method	6,093
Denominator for diluted net loss per common share (B)	126,606
Diluted net loss per common share (= A / B)	$(0.69)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect under the treasury method (in thousands):

	As of September 30,
	2024	2023
Outstanding common share warrants	55,563,775	9,787,563
Outstanding stock options	6,346	9,775
Unvested restricted stock units	12,914	7,818

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$61	$96	$177	$281
Research and development	1,062	1,298	3,775	5,138
Selling, general and administrative	3,059	3,684	10,610	11,108
Total	$4,182	$5,078	$14,562	$16,527

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

We agreed with our financial advisor to settle our fee for services provided in connection with the May 2024 refinancing transactions described in Note 10, “Long-Term Obligations” through the private placement of 6,872,027 shares of our common stock, resulting in $6.9 million being capitalized to our condensed consolidated balance sheet as a debt issuance cost and $0.8 million being expensed to selling, general and administrative expense as stock-based compensation expense on our condensed consolidated statements of operations during the nine months ended September 30, 2024.

9. Stockholders’ Equity

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

We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. We have agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Shares in the amount of up to 3.00% of gross proceeds from the sale of the Shares pursuant to the 2023 Open Market Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which was being amortized to interest expense using the effective interest method over seven years. In May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 45.8 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions (the “Remaining 2025 Notes”).

The Remaining 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year. Upon conversion, the Remaining 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The Remaining 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their Remaining 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the Remaining 2025 Notes to be repurchased, plus accrued and unpaid interest. The Remaining 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Remaining 2025 Notes may be converted at an initial conversion rate of 63.0731 shares of common stock per $1,000 principal amount of the Remaining 2025 Notes (equivalent to an initial conversion price of approximately $15.85 per share of common stock).

Holders of the Remaining 2025 Notes may convert all or any portion of their Remaining 2025 Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2025 only under the following circumstances:

(1)
during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Remaining 2025 Notes on each applicable trading day;
(2)
during the five-business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Remaining 2025 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
(3)
if we call the Remaining 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or
(4)
upon the occurrence of specified corporate events as described within the indenture governing the 2025 Notes.

As of September 30, 2024, none of the above circumstances had occurred and as such, the Remaining 2025 Notes could not have been converted.

We may redeem for cash all or part of the Remaining 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Remaining 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Remaining 2025 Notes as of September 30, 2024.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Principal	$24,500	$172,500
Less: unamortized debt issuance costs	(108)	(1,581)
2025 Notes	$24,392	$170,919

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of September 30, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the 2025 Notes as of September 30, 2024 and December 31, 2023 was approximately $19.2 million and $87.9 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$184	$1,293	$2,170	$3,881
Amortization of debt issuance costs	33	205	348	597
Total interest expense	$217	$1,498	$2,518	$4,478

Future minimum payments on the 2025 Notes as of September 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$368
2025	25,236
Total minimum payments	25,604
Less: interest expense and unamortized debt issuance costs	(1,212)
2025 Notes	$24,392

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

All obligations under the Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of September 30, 2024, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

As of September 30, 2024
Principal	$100,000
Less: unamortized debt issuance costs	(5,891)
Term Loan	$94,109

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate is 17.86%. The carrying value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years.

We recognized $4.3 million of interest expense related to the Term Loan during the three months ended September 30, 2024, which consisted of $3.7 million of contractual interest expense and $0.6 million of debt issuance cost amortization. We recognized $6.7 million of interest expense related to the Term Loan during the nine months ended September 30, 2024, which consisted of $5.8 million of contractual interest expense and $0.9 million of debt issuance cost amortization.

Future minimum payments on the Term Loan as of September 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$9,517
2025	14,582
2026	33,211
2027	36,230
2028	60,747
Total minimum payments	154,287
Less: interest expense and unamortized debt issuance costs	(60,178)
Term Loan	$94,109

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of September 30, 2024, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of September 30, 2024, we were in compliance with these covenants.

We accounted for the exchange of the 2025 Notes for the 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes. We recognized a $44.7 million gain on extinguishment of debt during the nine months ended September 30, 2024, the components of which are shown in the following table (in thousands):

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

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of 26.94% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,758
Bifurcation of embedded derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,746

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

As of September 30, 2024
Principal	$116,000
Less: unamortized debt issuance costs and discounts	(63,172)
Plus: fair value of bifurcated derivative	19,263
2029 Notes	$72,091

We determined the expected life of the 2029 Notes was equal to its five-year term. As of September 30, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy as it uses unobservable inputs. The estimated fair value of the 2029 Notes as of September 30, 2024 was approximately $87.2 million.

We recognized $3.5 million of interest expense related to the 2029 Notes during the three months ended September 30, 2024, which consisted of $1.8 million of amortization and $1.7 million of contractual interest expense. We recognized $5.5 million of interest expense related to the 2029 Notes during the nine months ended September 30, 2024, which consisted of $2.8 million of amortization and $2.7 million of contractual interest expense.

Future minimum payments on the 2029 Notes as of September 30, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2024	$1,740
2025	6,960
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	148,132
Less: interest expense and unamortized debt issuance costs and discounts	(95,304)
Plus: fair value of bifurcated derivative	19,263
2029 Notes	$72,091

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

In May 2024, we entered into an amendment (the “HCRx Amendment”) to the Amended Revenue Interest Agreement with HCRx, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of $49.5 million;
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million; and
(3)
delivered to HCRx 2029 Notes with a principal amount of $5.0 million.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date in which HCRx has received cash payments totaling $263.3 million or (ii) the legal maturity date of October 1, 2031. If HCRx has not received total payments equal to $263.3 million by September 2031, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less payments previously paid to HCRx.

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

After giving effect to the above, as of May 2024, we had made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million and the maximum remaining amount we owed to HCRx was $128.3 million. After May 2024, we are obligated to make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, subject to the provisions in the Amended Revenue Interest Agreement described earlier in this footnote.

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

We have also determined that the repayment of $263.3 million, less all payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 5, “Fair Value Measurements”.

As of September 30, 2024, we have made $140.9 million in payments to HCRx. The effective interest rate as of September 30, 2024 was approximately 16.08%. We have incurred debt issuance costs totaling $1.7 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of September 30, 2024 and December 31, 2023 was $73.5 million and $129.7 million, respectively, which included the carrying amount of the debt, the fair value of the bifurcated embedded derivative liability, and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2024 and December 31, 2023 and was based on our estimates of future payments to HCRx over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

Equity Classified Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. The warrants are exercisable through December 7, 2027. As of September 30, 2024, all of these warrants were outstanding.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. In May 2024, the exercise price was reduced to $1.10 per share in connection with the HCRx Amendment. The warrants are exercisable through August 1, 2030. As of September 30, 2024, all of these warrants were outstanding.

Liability Classified Common Share Warrants

In connection with the exchange of 2025 Notes for the 2029 Notes described in further detail in Note 10, “Long-Term Obligations”, we issued the May 2024 Warrants to purchase up to 45,776,213 shares of our common stock at an exercise price of $1.10 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $2.20, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of September 30, 2024, the May 2024 Warrants to purchase 45,776,212 shares of our common stock were outstanding. Under the terms of the May 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of September 30, 2024, no pre-funded warrants have been issued.

The May 2024 Warrants were classified as a long-term liability in our condensed consolidated balance sheet because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements.”

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “Company,” “we,” or “our,” with respect to the possible achievement of discovery and development milestones, our future discovery and development efforts, including regulatory submissions and approvals, our commercialization efforts, our partnerships and collaborations with third parties, our future operating results and financial position, our ability to continue as a going concern, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q. As a result of these and other factors, we may not actually achieve the plans, intentions, expectations or results disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in 45 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

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

As of September 30, 2024, we had an accumulated deficit of $1.5 billion. We had net losses of $45.6 million and $101.3 million for the nine months ended September 30, 2024 and 2023, respectively. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 3.00% unsecured convertible senior notes for (i) $111.0 million aggregate principal amount of our new 6.00% secured convertible senior notes and (ii) warrants to purchase up to 45.8 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of our new 6.00% secured convertible senior notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Refinancing Transactions.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report except for our estimated value of the gain on extinguishment of debt, the embedded derivatives in the 2029 Notes (as defined below) and the liability classified common stock warrants related to the Refinancing Transactions, which were valued using methodologies that incorporate certain unobservable inputs including (i) the volatility of our common stock price, (ii) our estimated credit spread and (iii) an estimate of when the warrants will be exercised based on an option pricing model.

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue, net	$29,516	$30,207	$(691)	(2)%	$83,554	$86,955	$(3,401)	(4)%
License and other revenue	9,267	5,802	3,465	60%	31,141	25,331	5,810	23%
Total revenue	38,783	36,009	2,774	8%	114,695	112,286	2,409	2%
Operating expenses:
Cost of sales	1,300	911	389	43%	4,676	3,456	1,220	35%
Research and development	36,134	35,553	581	2%	109,930	99,369	10,561	11%
Selling, general and administrative	27,632	30,805	(3,173)	(10)%	88,251	101,193	(12,942)	(13)%
Loss from operations	(26,283)	(31,260)	4,977	(16)%	(88,162)	(91,732)	3,570	(4)%
Other income (expense), net	(5,761)	(3,234)	(2,527)	78%	42,686	(9,337)	52,023	(>100)%
Loss before income taxes	(32,044)	(34,494)	2,450	(7)%	(45,476)	(101,069)	55,593	(55)%
Income tax provision	(28)	(12)	(16)	>100%	(166)	(193)	27	(14)%
Net loss	$(32,072)	$(34,506)	$2,434	(7)%	$(45,642)	$(101,262)	$55,620	(55)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product revenue, net	$29,516	$30,207	$(691)	(2)%	$83,554	$86,955	$(3,401)	(4)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended September 30, 2024 decreased as compared to the three months ended September 30, 2023, primarily due to higher gross-to-net discounts driven by increased Medicare rebates and 340B discounts.

Net product revenue for the nine months ended September 30, 2024 decreased as compared to the nine months ended September 30, 2023, primarily due to decreased demand as a result of increasing competition and higher gross-to-net discounts driven by increased Medicare rebates and 340B discounts.

We expect net product revenue to remain relatively consistent in the fourth quarter of 2024 as compared to the third quarter of 2024.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Menarini Group ("Menarini")	$8,753	$5,564	$3,189	57%	$27,232	$19,912	$7,320	37%
Antengene Therapeutics Limited ("Antengene")	273	80	193	>100%	1,272	1,952	(680)	(35)%
Other	241	158	83	53%	2,637	3,467	(830)	(24)%
Total license and other revenue	$9,267	$5,802	$3,465	60%	$31,141	$25,331	$5,810	23%

License and other revenue for the three months ended September 30, 2024 increased by $3.5 million as compared to the three months ended September 30, 2023 primarily due to $6.0 million of milestone revenue recognized from Menarini during the three months ended September 30, 2024, partially offset by a $3.3 million decrease in revenue for the reimbursement of development-related expenses from Menarini due to the timing of the reimbursement we receive, up to a limit of $15.0 million per calendar year.

License and other revenue for the nine months ended September 30, 2024 increased by $5.8 million as compared to the nine months ended September 30, 2023 primarily due to $10.0 million of milestone revenue recognized from Menarini during the nine months ended September 30, 2024, partially offset by a decrease of $3.5 million of license-related revenue from Menarini.

We expect license and other revenue to decrease in the fourth quarter of 2024 as compared to the third quarter of 2024 due to the maximum reimbursement revenue from Menarini already having been recognized, coupled with lower milestone revenue expected in the fourth quarter of 2024 compared to the third quarter of 2024.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of sales	$1,300	$911	$389	43%	$4,676	$3,456	$1,220	35%
Research and development	36,134	35,553	581	2%	109,930	99,369	10,561	11%
Selling, general and administrative	27,632	30,805	(3,173)	(10)%	88,251	101,193	(12,942)	(13)%
Total operating expenses	$65,066	$67,269	$(2,203)	(3)%	$202,857	$204,018	$(1,161)	(1)%

Cost of Sales

Cost of sales in aggregate dollars were consistent for the three and nine months ended September 30, 2024 and 2023. We expect cost of sales to remain relatively consistent in the in the fourth quarter of 2024 as compared to the third quarter of 2024.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$6,757	$2,118	$4,639	>100%	$22,225	$4,540	$17,685	>100%
Selinexor in multiple myeloma	6,357	5,567	790	14%	15,354	9,816	5,538	56%
Selinexor in endometrial cancer	3,344	3,555	(211)	(6)%	11,511	10,797	714	7%
Other programs	1,135	4,642	(3,507)	(76)%	2,403	10,661	(8,258)	(77)%
Non-program specific clinical trial and related costs	1,819	2,369	(550)	(23)%	5,701	7,529	(1,828)	(24)%
Total clinical trial and related costs	19,412	18,251	1,161	6%	57,194	43,343	13,851	32%
Unallocated costs:
Personnel	11,039	12,220	(1,181)	(10)%	34,492	39,247	(4,755)	(12)%
Consulting, professional and other	4,621	3,784	837	22%	14,469	11,641	2,828	24%
Stock-based compensation	1,062	1,298	(236)	(18)%	3,775	5,138	(1,363)	(27)%
Total unallocated costs	16,722	17,302	(580)	(3)%	52,736	56,026	(3,290)	(6)%
Total research and development expenses	$36,134	$35,553	$581	2%	$109,930	$99,369	$10,561	11%

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

Research and development expenses for the three months ended September 30, 2024 increased by $0.6 million as compared to the three months ended September 30, 2023 primarily due to increased activity in our ongoing pivotal Phase 3 trial in myelofibrosis, partially offset by decreases in clinical trial and related costs in other programs.

Research and development expenses for the nine months ended September 30, 2024 increased by $10.6 million as compared to the nine months ended September 30, 2023. The $13.9 million increase in clinical trial and related costs was primarily due to increased activity in each of our three ongoing pivotal Phase 3 trials, including increased purchases of comparator drugs. These increases were partially offset by decreases of clinical trial and related costs in other programs. The decrease in personnel costs of $4.8 million was primarily due to a reduction in headcount and contractors for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to our ongoing cost reduction initiatives.

We expect our research and development expenses to slightly decrease in the fourth quarter of 2024 as compared to the third quarter of 2024 primarily due to the reduced scope of our Phase 3 trial in multiple myeloma, as well as reduced headcount due to our ongoing cost reduction initiatives, partially offset by an expected increase in expenses related to our Phase 3 trial in myelofibrosis.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Personnel costs	$14,121	$16,568	$(2,447)	(15)%	$44,619	$52,593	$(7,974)	(15)%
Consulting, professional and other costs	10,452	10,553	(101)	(1)%	33,022	37,492	(4,470)	(12)%
Stock-based compensation	3,059	3,684	(625)	(17)%	10,610	11,108	(498)	(4)%
Total selling, general and administrative expenses	$27,632	$30,805	$(3,173)	(10)%	$88,251	$101,193	$(12,942)	(13)%

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $3.2 million as compared to the three months ended September 30, 2023. The decrease in personnel costs of $2.4 million was primarily due to a reduction in headcount and contractors.

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased by $12.9 million as compared to the nine months ended September 30, 2023. The decrease in personnel costs of $8.0 million was primarily due to a reduction in headcount and contractors. The $4.5 million decrease in consulting, professional and other costs was primarily due to our ongoing cost reduction initiatives.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter of 2024 as compared to the third quarter of 2024.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(11,385)	$(6,073)	$(5,312)	87%	$(26,218)	$(17,615)	$(8,603)	49%
Interest income	1,832	2,750	(918)	(33)%	5,918	8,423	(2,505)	(30)%
Gain on extinguishment of debt	—	—	—	—	44,702	—	44,702	100%
Other income (expense)	3,792	89	3,703	>100%	18,284	(145)	18,429	(>100)%
Total other income (expense), net	$(5,761)	$(3,234)	$(2,527)	78%	$42,686	$(9,337)	$52,023	(>100)%

Other income (expense), net for the three months ended September 30, 2024 decreased by $2.5 million, as compared to the three months ended September 30, 2023, primarily due to a $5.3 million increase in interest expense related to the new term loan and new secured convertible senior notes, partially offset by a gain of $4.0 million recognized during the three months ended September 30, 2024 from the remeasurement of embedded derivatives and liability classified common stock warrants, both of which are non-cash items.

Other income (expense), net for the nine months ended September 30, 2024 increased by $52.0 million as compared to the nine months ended September 30, 2023, primarily due to a $44.7 million gain on extinguishment of debt from the Refinancing Transactions and a $18.3 million gain from the remeasurement of embedded derivatives and liability classified common stock warrants, both of which are non-cash items. These gains were partially offset by an increase in interest expense related to the new term loan and new secured convertible senior notes.

We expect Other income (expense), net to remain relatively consistent in the fourth quarter of 2024 as compared to the third quarter of 2024, however the future impact from remeasurements of the embedded derivatives and liability classified common stock warrants will depend on a variety of factors, including movements in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of September 30, 2024, our principal source of liquidity was $133.5 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $45.6 million for the nine months ended September 30, 2024.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We expect that our cash, cash equivalents and investments as of September 30, 2024 will be sufficient to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(101,676)	$(74,138)	$(27,538)	37%
Net cash provided by (used in) investing activities	80,676	(18,903)	99,579	(>100)%
Net cash provided by financing activities	40,966	860	40,106	>100%
Effect of foreign exchange rates	9	(123)	132	(>100)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,975	$(92,304)	$112,279	(>100)%

Operating activities. The $27.5 million increase in net cash used in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by working capital changes, including the collection of $22.4 million of milestone payments from Antengene in the first quarter of 2023.

Investing activities. The $99.6 million increase in net cash provided by investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by a $85.3 million decrease in purchases of investments and a $14.5 million increase in proceeds from the maturities of investments.

Financing activities. The $40.1 million increase in net cash provided by financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by $83.3 million of proceeds from our new term loan, partially offset by a $40.5 million payment of our deferred royalty obligation and a $2.6 million payment of debt issuance costs related to the Refinancing Transactions.

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

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the nine months ended September 30, 2024, we received $17.7 million in milestone payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini will reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $13.0 million of reimbursements under the Menarini Agreement during the nine months ended September 30, 2024.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of 98,502 square feet of office and research space in Newton, Massachusetts with a term through September 30, 2025 (the “Newton, MA Lease”). Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million which is classified in long-term restricted cash on our condensed consolidated balance sheets. As of September 30, 2024, we expect to incur total lease costs of $3.9 million from September 30, 2024 to September 30, 2025.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of-use asset or lease liability for such leases. These costs were insignificant for both the nine months ended September 30, 2024 and 2023.

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

Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. See Note 1 “Nature of Business” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern. We currently expect that cash, cash equivalents and investments as of September 30, 2024 will be sufficient to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025 while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of September 30, 2024 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $3.9 million from September 30, 2024 to September 30, 2025;
•
Future obligations related to the 2025 Notes of $25.6 million over the next two years;
•
Future obligations related to the 2029 Notes of $148.1 million over the next five years;
•
Future obligations related to the Credit Agreement of $154.3 million; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $122.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $133.5 million as of September 30, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in August 2024, we announced expected delays in our top-line data readout for our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Study”) due primarily to higher than expected screen failure rates, requiring us to screen a larger number of patients than originally planned;
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
•
strategic revisions to clinical trial designs, including a change in primary endpoints or a reduction in the total number of patients targeted for enrollment, which could negatively impact our ability to submit and/or receive regulatory approval for the indication sought; for example, we recently decreased the number of total patients to be enrolled in the ongoing Phase 3 trial evaluating selinexor in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with relapsed or refractory multiple myeloma;
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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (the “APA”). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services (“CMS”), that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

In addition, in October 2020, the Department of Health and Human Services (the “HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. The second cycle of price negotiations under this program will commence in the fall of 2024.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, with oral arguments scheduled in October 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

Risks Related to Our Financial Position and Capital Requirements

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of September 30, 2024, we had approximately $133.5 million in cash, cash equivalents and investments and an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur significant operating losses as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications.

We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that such additional funding will be available on terms acceptable to us or at all. We may also be required to reduce our current spending requirements where possible.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $45.6 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $1.5 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of September 30, 2024, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•
our ability to continue as a going concern.

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

Our new Credit Agreement and indenture governing the 2029 Notes contain various covenants and other provisions, which will limit the manner in which we may operate, and, if violated, could, subject to the Intercreditor Agreement, result in the acceleration of payments due under such agreements or the foreclosure on the pledged collateral, including all of our present and future assets.

The May 2024 credit and guaranty agreement (the “Credit Agreement”) and the indenture governing the 2029 Notes contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Credit Agreement and the indenture governing the 2029 Notes each have a financial covenant requiring us to maintain liquidity of at least $25.0 million at all times. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities. The Credit Agreement and the indenture governing the 2029 Notes also contain certain events of default, after which the Term Loan or the 2029 Notes may be due and payable immediately, including, without limitation, withdrawal of approval for selinexor with respect to its current approved indication for use with bortezomib and dexamethasone, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, change in control and lien priority. Our obligations under the Credit Agreement and the indenture governing the 2029 Notes are secured by substantially all of our assets. Subject to the Intercreditor Agreement, in the event that an uncured default by us under the Credit Agreement or the indenture governing the 2029 Notes results in an acceleration of obligations thereunder, the Term Loan lenders and the holders of the 2029 Notes will have the right to foreclose on the collateral that was pledged to each such party. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

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

Holders may require us to repurchase their 2029 Notes or 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes or the 2025 Notes to be repurchased, plus accrued and unpaid interest. As discussed in more detail below under the risk factor entitled “If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital. The transfer of our common stock to the Nasdaq Capital Market would result in a fundamental change under the indenture governing the 2025 Notes, which could negatively impact our financial condition”, the transfer of the listing of our common stock to the Nasdaq Capital Market as a result of our failure to regain compliance with the Bid Price Rule by the Compliance Date (each as defined below) would constitute a fundamental change under the indenture governing the 2025 Notes, which could negatively impact our financial condition. In addition, with respect to the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy any conversion in cash. If we do not have enough available cash at the time we are required to repurchase the 2029 Notes or the 2025 Notes, pay cash amounts due upon conversion or redemption of or otherwise required to be paid in respect of the 2029 Notes or the 2025 Notes or refinance the 2029 Notes or the 2025 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes or the 2025 Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the 2029 Notes and the 2025 Notes. In addition, our ability to repurchase the 2029 Notes or the 2025 Notes, to pay cash upon conversion or redemption of the 2029 Notes or the 2025 Notes or to refinance the 2029 Notes or the 2025 Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the 2029 Notes or the 2025 Notes at a time when the repurchase is required by the applicable indenture governing such notes or to pay cash upon conversion of or in respect of other obligations under the 2029 Notes or the 2025 Notes as required by the applicable indenture governing such notes would constitute a default under such indenture. A default under the indenture governing the 2029 Notes or the 2025 Notes or the fundamental change itself could also lead to a default under the Credit Agreement, the Amended Revenue Interest Agreement or agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the indenture governing the 2029 Notes or the 2025 Notes could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or the 2025 Notes or to pay cash upon conversion of the 2029 Notes or the 2025 Notes.

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

Conversions of the 2025 Notes may be settled in cash or shares, or a combination of cash and shares. Conversions of the 2029 Notes may only be settled in shares (subject to, and in accordance with, the settlement provisions of the indenture governing the 2029 Notes), plus cash in lieu of any fractional shares. Under the if-converted method, the maximum potential dilutive impact of the conversion of the 2025 Notes or the 2029 Notes is assumed when calculating diluted earnings per share during periods of net income. This could result in a material impact to diluted earnings per share. Diluted earnings per share is not impacted by the 2025 Notes or the 2029 Notes during periods of net loss.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of common stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Credit Agreement and the indenture governing the 2029 Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of HCRx, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of October 31, 2024, 179 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of October 31, 2024, 12 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of October 31, 2024, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in greyscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Our Common Stock

If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital. The transfer of our common stock to the Nasdaq Capital Market would result in a fundamental change under the indenture governing the 2025 Notes, which could negatively impact our financial condition.

On September 16, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 32 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until March 17, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, as required by the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirements for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid requirement. To effect such a transfer, among other things, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. However, as discussed above under the risk factor entitled “We may not have the ability to raise the funds necessary to settle any conversions of or other obligations in respect of the 2029 Notes or the 2025 Notes required to be settled in cash, to repurchase the 2029 Notes or the 2025 Notes for cash upon a fundamental change, to pay the redemption price for any 2029 Notes or 2025 Notes we redeem or to refinance the 2029 Notes or the 2025 Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes or the 2025 Notes”, the indenture governing the 2025 Notes treats a transfer of listing to the Nasdaq Capital Market as a “fundamental change” that gives the holders of the 2025 Convertible Notes a right to require us to repurchase the 2025 Convertible Notes for cash, which may severely limit our ability to effect such a transfer and utilize the additional 180 day compliance period.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and it appears to the Staff that we will not be able to regain compliance with the Bid Price Rule during the additional compliance period, or that due to limitations in the indenture governing the 2025 Notes or for other reasons, we are otherwise not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurances that we will be able to regain compliance with the Bid Price Rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market. Further, the transfer of the listing of our common stock to another nationally recognized stock exchange other than the New York Stock Exchange, Nasdaq Global Select Market or Nasdaq Global Market could also negatively impact our financial condition as it would constitute a fundamental change under the indenture governing the 2025 Notes, giving the holders thereof the right to require us to repurchase the Notes for cash. For additional risks associated with a fundamental change under the indenture governing the 2025 Notes, please see the risk factor entitled “We may not have the ability to raise the funds necessary to settle any conversions of or other obligations in respect of the 2029 Notes or the 2025 Notes required to be settled in cash, to repurchase the 2029 Notes or the 2025 Notes for cash upon a fundamental change, to pay the redemption price for any 2029 Notes or 2025 Notes we redeem or to refinance the 2029 Notes or the 2025 Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes or the 2025 Notes”.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $0.62 to $1.95 in the 52-week period ended October 31, 2024. On October 31, 2024, the closing sale price of our common stock on the Nasdaq Global Select Market was $0.99 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

During the third quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

10.1*

Transition Agreement, dated as of August 29, 2024, between the Company and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on August 29, 2024).

10.2*

Consulting Agreement, dated as of August 29, 2024, between the Company and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on August 29, 2024).

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

KARYOPHARM THERAPEUTICS INC.

Date: November 5, 2024	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: November 5, 2024	By:	/s/ Michael Mason
Michael Mason
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)