Form 10-K
period 2024-12-31
Karyopharm Therapeutics Inc.
filed 2025-02-19
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2024 was approximately $107.6 million. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 14, 2025: 126,240,054.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Our failure to comply with post-approval development and regulatory requirements, pricing regulations, reporting and payment obligations under governmental drug pricing programs, applicable healthcare, privacy and data security laws and environmental, health and safety laws and regulations may have a material adverse effect on our business, financial condition or results of operations.
•
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business.
•
We may not be able to continue as a going concern.
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
•
The price of our common stock has been and may continue to be volatile and if we fail to maintain compliance with Nasdaq our common stock could be delisted.
•
Securities or other litigation could result in substantial costs and may divert management’s time and attention from our business.

PART I

Item 1. Business

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) trial (the “BOSTON Trial”);
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“PIs”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody (“mAb”). We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) trial (the “STORM Trial”); and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) trial (the “SADAL Trial”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward®, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom (“UK”)) outside of the U.S. is managed by our partners in their respective territories, as described under “Collaborations” below. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 45 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. As announced in January 2024, further clinical development of our eltanexor program continues to remain on hold in an effort to focus our resources on our prioritized late-stage programs.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 3.00% unsecured convertible senior notes for (i) $111.0 million aggregate principal amount of new 6.00% secured convertible senior notes and (ii) warrants to purchase up to 45.8 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of new 6.00% secured convertible senior notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional details of the Refinancing Transactions.

As of December 31, 2024, we had an accumulated deficit of $1.6 billion. We had net losses of $76.4 million and $143.1 million for the years ended December 31, 2024 and 2023, respectively. We recognized total revenue of $145.2 million in 2024, including $112.8 million of XPOVIO net product revenue and $32.4 million of license revenue. As of December 31, 2024, we had $108.7 million in cash, cash equivalents and investments. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

•
Maximize the Commercial Value of XPOVIO in Multiple Myeloma. We are building upon our existing U.S. multiple myeloma foundation as we continue to expand the breadth and depth of XPOVIO’s use across lines of therapy in the relapsed/refractory setting, focusing on growing sales in our approved U.S. indications by establishing XPOVIO as a novel effective modality. With our partners, we plan to maximize the global opportunity to bring XPOVIO to patients worldwide.
•
Focus on our Prioritized Clinical Pipeline. Our science enables us to potentially make a big difference in the lives of patients. We are focused on advancing our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma. Our clinical pipeline has been consciously and strategically focused to target cancers with high unmet need based on the potential to provide meaningful clinical benefit to patients and compelling supportive data. We will also continue to expand our understanding of the role nuclear transport plays in the underlying biology of cancer through focused signal seeking activities, which primarily include preclinical activities, to identify future opportunities in other oncology indications for our SINE technology that may provide support for future clinical investigation.
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

Our Programs to Treat Cancer

Overview

Cancer cells develop when there is dysregulation of genes and proteins that regulate critical cellular behaviors, such as cell growth and survival. This dysregulation of cellular function is most often due to damage to DNA. Proteins called tumor suppressor proteins can monitor genes encoded in DNA/gene mutations for damage, and if damage is detected, the tumor suppressor proteins will direct the cell to attempt to repair it, or if the DNA damage is too severe, the tumor suppressor proteins will direct the cell to die in a process called apoptosis. In this way tumor suppressor proteins can prevent healthy cells that acquire DNA damage from turning into cancer cells, and thus cancer cells need to functionally inactivate tumor suppressor proteins in order to survive.

Cells contain different compartments that organize their components. The nucleus contains DNA, and is separated from the area outside of the nucleus, called the cytoplasm, by the nuclear membrane. Since many tumor suppressor proteins physically need to interact with DNA, they can only function properly when they are located inside of a cell’s nucleus. Proteins, however, are not made inside the nucleus but rather in the cytoplasm. Larger nuclear proteins, including many tumor suppressor proteins, must be transported from the cytoplasm into the nucleus to perform their functions in keeping a cell healthy. Similarly, these proteins can also be exported back into the cytoplasm. Proteins move from the nucleus to the cytoplasm through a protein complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which large molecules (also called “macromolecules”), including many proteins and ribonucleic acids, enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other large molecules between the nucleus and cytoplasm require specific carrier proteins to chaperone their cargo molecules through the nuclear pore complex. Carrier proteins, which mediate the import of macromolecules into the nucleus, are called importins, and those which mediate the export of macromolecules out of the nucleus are called exportins. Therefore, the processes of import and export are carried out separately and are typically regulated independently.

One way that cancers functionally inactivate tumor suppressor proteins is via overproduction of a specific transport protein called XPO1. XPO1 is one of eight exportins that have been identified in human cells, and it exports hundreds of proteins referred to as its “cargo proteins.” In particular, XPO1 appears to be the sole exporter for many critical tumor suppressor proteins that function in the cell nucleus, including p53, p73, p21, p27, APC, FOXO, pRB and survivin. In addition to exporting tumor suppressor proteins out of the nucleus, XPO1 mediates the nuclear export of a protein called eukaryotic initiation factor 4E, which itself binds to the messenger ribonucleic acids (“mRNAs”) that encode many growth-regulating proteins (also called “oncoproteins”), including c-myc, bcl-2, bcl-6 and cyclin D. XPO1 carries these oncoprotein encoding mRNAs from the nucleus into the cytoplasm where they are translated into proteins that promote cancer cell growth, invasion and survival. XPO1 also exports the anti-inflammatory (and anti-tumor) protein IκB, which inhibits a protein called NF-κB. NF-κB is found in the nucleus of most cancer cells and plays a role in cancer metastasis and chemotherapy resistance, as well as in many inflammatory and autoimmune diseases.

Mechanism of Action of Our SINE Compounds - Inhibition of XPO1

Selinexor and eltanexor are novel therapies that are oral SINE compounds specifically designed to force nuclear accumulation of multiple tumor suppressor proteins that function in the nucleus. Selinexor and eltanexor also force nuclear accumulation of growth promoting mRNAs by similarly preventing their export, which prevents the translation of these mRNAs into proteins and thereby lowers expression of the oncogenic proteins that these mRNAs encode. Additionally, blocking XPO1 leads to increased glucocorticoid receptor transcriptional activity in the nucleus, thus amplifying corticosteroid effects in sensitive tumor cells. The forced nuclear retention of these proteins can counteract a multitude of the cancer-promoting pathways that allow cancer cells with gene dysregulation to continue to grow, divide and invade tissues in an unrestrained fashion. Because normal cells have little or no DNA damage to cause gene dysregulation, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. The figure below depicts the process by which our SINE compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins, oncoprotein mRNAs and the glucocorticoid receptor.

Cell Membrane
Nuclear Envelope
Nuclear Pore Complex
Cytoplasm
Selinexor
and Eltanexor
Nucleus
Tumor Suppressor Proteins
p53
pRb
p21
IkB
BRCA1
FOXO3a
Oncoprotein mRNA
eIF4E
c-Myc
Bcl-6
Bcl-2
Cyclin D1
Pim1
MDM2
Glucocorticoid Receptor
XPO1

We believe that the unique mechanism of action, oral administration and low levels of major organ toxicities observed to date in patients treated with our SINE compounds, along with encouraging efficacy data, support the potential for their broad use across many cancer types, including both hematological and solid tumor malignancies. Unlike many other targeted therapeutic approaches that only work for a specific set of cancers or in a specific subgroup of patients, we believe that by restoring tumor suppressor proteins to the nucleus where they can access a cell’s DNA, our SINE compounds may provide therapeutic benefits across a broad range of cancer types and can potentially benefit a wider range of patients. Additionally, and as supported by their unique mechanism of action, and preclinical, clinical and post-approval data, we believe that our SINE compounds have shown additive or synergistic benefit with approved and experimental therapies in treating cancer patients and, therefore, have the potential to serve as a backbone therapy across multiple hematological and solid tumor malignancies as part of a variety of combination therapies.

Our Pipeline and Key Clinical Trials

Oral selinexor is being evaluated in multiple clinical trials in patients with hematological and solid tumor malignancies, the majority of which are in mid to late-stage. In general, relapsed disease is cancer that returns after a period of remission and refractory disease refers to cancer that does not respond to standard treatments.

Our key selinexor clinical trials and certain early-stage pipeline programs, which are currently paused to prioritize our late-stage programs, are summarized in the chart below. In addition to these studies, there are multiple ongoing investigator-sponsored clinical trials being conducted in a variety of hematological and solid tumor malignancies as well as clinical trials pursuant to post-marketing requirements.

OUR SELINEXOR PROGRAM

We are currently evaluating selinexor in certain hematological and solid tumor malignancies, including myelofibrosis, endometrial cancer, multiple myeloma, and DLBCL.

Myelofibrosis

Overview

Myelofibrosis is a rare blood cancer which results in excessive scar tissue (fibrosis) in the bone marrow and impairs its ability to produce normal blood cells, leading to severe anemia, low platelet counts, and abnormal white blood cell production. In addition, blood cell production commonly moves to the spleen (causing spleen enlargement) or to other areas of the body. It is estimated that there are approximately 5,000 new cases of myelofibrosis each year in the U.S. and approximately 20,000 patients in the U.S. living with myelofibrosis. Although myelofibrosis can occur at any age, it is more common in older patients, with a median age at diagnosis of approximately 65 years. During the course of the disease, myelofibrosis patients can experience abdominal discomfort from increasing spleen and liver size, itching, night sweats, abnormal bleeding, fever, bone or joint pain and involuntary weight loss. The underlying causes of primary myelofibrosis are not clear; however, myelofibrosis is associated with specific well-described DNA changes (mutations) in certain genes.

There is currently no drug therapy that can cure myelofibrosis. Allogeneic hematopoietic stem cell transplantation (“HSCT”) is currently the only treatment for myelofibrosis that can provide a clinical cure; patients who are not good candidates for HSCT are treated with a JAK2 inhibitor (“JAKi”), such as ruxolitinib, fedratinib, pacritinib or momelotinib to reduce spleen volume and improve symptoms. Not all patients respond adequately to a JAKi. Some patients cannot tolerate treatment or develop rapid progression on this treatment, and nearly all patients will eventually have disease progression even after a response to a JAKi. We believe there is a high unmet need for alternative treatments for myelofibrosis, such as selinexor, with a different mechanism of action, as a monotherapy and in combination with JAKi to overcome resistance to JAKi and to provide improvement in primary disease management.

In May 2022, the FDA granted selinexor Orphan Drug Designation for the treatment of myelofibrosis, and in October 2022, the European Commission granted Orphan Medicinal Product Designation for selinexor for the treatment of myelofibrosis. In addition, in July 2023, we received Fast Track Designation from the FDA for selinexor for the treatment of patients with myelofibrosis, including primary myelofibrosis, post-essential thrombocythemia myelofibrosis, and post-polycythemia vera myelofibrosis.

The SENTRY Trial

In mid-2023, we initiated the pivotal Phase 3 part of our Phase 1/3 clinical trial to evaluate the efficacy and safety of once-weekly selinexor in combination with once or twice-daily ruxolitinib versus placebo plus ruxolitinib in JAKi-naive myelofibrosis patients (the “SENTRY Trial”; NCT04562389). The Phase 3 part of the SENTRY Trial (the “Phase 3 SENTRY Trial”) is a randomized, double-blind, placebo-controlled trial, which is currently expected to enroll 350 JAKi-naive patients with intermediate or high-risk myelofibrosis. Patients are randomized 2:1 to 60 mg of selinexor plus ruxolitinib or placebo plus ruxolitinib. The ruxolitinib dose is determined by the investigators based on the patients’ baseline platelet count per the drug’s prescribing information. Following alignment with the FDA in late 2024, one of the co-primary endpoints in the Phase 3 SENTRY Trial was changed from total symptom score reduction of ≥50% (“TSS50”) at week 24 to the absolute mean change in total symptom score (“Abs-TSS”) over 24 weeks relative to baseline. The other co-primary endpoint of spleen volume response (“SVR”) rate ≥ 35% (“SVR35”) at week 24 was unchanged. These two co-primary endpoints will be tested sequentially beginning with SVR35 and followed by Abs-TSS. Abs-TSS measures the average improvement in patient symptom scores over 24 weeks relative to the patient’s baseline symptom score and is viewed by certain key opinion leaders and patient advocacy organizations as a more accurate assessment of symptom improvement in head-to-head combination clinical trials, such as the Phase 3 SENTRY Trial, relative to TSS50. In addition, in connection with the change in co-primary endpoint, we increased the total sample size from 306 patients to 350 patients in order to analyze the new co-primary endpoint, Abs-TSS, in a sufficient number of patients. We expect to complete enrollment of the SENTRY Trial in the first half of 2025 and report top-line data in the second half of 2025.

Our evaluation of selinexor to treat patients with myelofibrosis is supported by the Phase 1 part of the SENTRY Trial, an open-label, multi-center trial of selinexor to evaluate the safety, effectiveness and recommended dose for selinexor in combination with ruxolitinib in JAKi-naïve patients with myelofibrosis (the “Phase 1 SENTRY Trial”). Enrollment in the Phase 1 SENTRY Trial was completed in August 2022. In the dose escalation portion of the Phase 1 SENTRY Trial, we evaluated selinexor at both the 40 mg and 60 mg doses in combination with ruxolitinib in JAKi-naïve patients with myelofibrosis.

Data from the Phase 1 SENTRY Trial were presented in December 2023 at the 65th American Society of Hematology 2023 Annual Meeting and Exposition. The data presented were based on results as of August 1, 2023 from 24 patients who had been assigned to either a 40 mg or 60 mg once weekly dose of selinexor, in combination with ruxolitinib 15/20 mg twice daily. At week 24, 92% of efficacy evaluable patients (11 out of 12) demonstrated SVR35 and 78% of the evaluable patients for symptom response (7 out of 9) achieved TSS50. At week 24, 79% of intent to treat (“ITT”) patients (11 out of 14) achieved SVR35 and 58% of the ITT patients (7 out of 12) achieved TSS50. Patients receiving a 60 mg dose of selinexor in the Phase 1 SENTRY Trial (14 out of 24) and who achieved SVR35 and TSS50 at week 24 continued to remain in radiographic response as of the August 1, 2023 data cut-off date, representing a median duration of 32 weeks and 51 weeks for SVR35 and TSS50 durability, respectively. The safety data as of the August 1, 2023 data-cutoff was consistent with prior data from the Phase 1 SENTRY Trial. The most common treatment-emergent adverse events (“TEAEs”) for patients who received the 60 mg dose of selinexor were nausea (79%), anemia (64%), thrombocytopenia (64%) and fatigue (57%), the majority of which were grades 1-2. The most common reported grade 3-4 TEAEs for patients who received the 60 mg dose of selinexor were anemia (43%) and thrombocytopenia (29%). There were two treatment-related discontinuations, one due to thrombocytopenia and one due to peripheral neuropathy.

The SENTRY-2 Trial

In mid-2024, we initiated a Phase 2 clinical trial to evaluate the safety and efficacy of selinexor as a monotherapy in patients with JAKi-naïve myelofibrosis with moderate thrombocytopenia (the “SENTRY-2 Trial”; NCT05980806). The SENTRY-2 Trial is currently enrolling approximately 29 patients who will receive 60 mg of selinexor as a monotherapy (the “60 mg cohort”) and will be followed by an additional 29 patients who will receive 40 mg of selinexor as a monotherapy (the “40 mg cohort”). The primary endpoint in the SENTRY-2 Trial is SVR35 at week 24 with a secondary endpoint of TSS50 at week 24. For patients whose SVR does not meet key benchmarks at weeks 12 and 24 compared to baseline, an option to add treatment with a JAKi including ruxolitinib, momelotinib and pacritinib, in addition to selinexor, may be initiated.

The ESSENTIAL Trial

Our evaluation of selinexor to treat myelofibrosis is also supported by data from the ongoing Phase 2 ESSENTIAL trial, an investigator-sponsored open-label, prospective trial evaluating single-agent selinexor at a dose of 80 mg, 60 mg or 40 mg once weekly in adult patients with primary or secondary myelofibrosis with resistance or intolerance to JAKi therapy (the “ESSENTIAL Trial”; NCT03627403). The primary endpoint of the ESSENTIAL Trial is to assess the efficacy of selinexor on SVR. As of August 2024, the data cut-off date, selinexor was administered to 17 patients. Median duration of prior JAKi therapy was 22 months (range 0.5 to 96 months) and 92% (11 of 12) of patients had myelofibrosis refractory to ruxolitinib. The median duration of treatment was 11 months (range 2.8 to 28.8 months). Of the 11 patients who were on treatment for at least 24 weeks, three (27%) patients achieved SVR35 and five (45%) patients achieved SVR of ≥25%. Selinexor treatment led to a reduction in plasma levels of proinflammatory cytokines, especially cytokines regulated by NF-κB activity, consistent with selinexor’s proposed mechanism of action. One patient who was initially transfusion dependent became transfusion independent while on study and maintained independence for more than one year. Reduction in marrow reticulin fibrosis from myelofibrosis grade 3 to myelofibrosis grade 1 was observed in a patient who had an assessment at week 72 demonstrating disease modification potential with longer treatment. Median overall survival (“OS”) was 35 months (range 2.8 to 54.8 months). This compares favorably with a historical survival of 13 to 14 months in this population. The most common grade ≥3 TEAEs were anemia (24%) and fatigue (24%). These were manageable with treatment interruption and dose reduction, except in one patient who discontinued treatment.

Endometrial Cancer

Overview

Endometrial cancer occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control and invade surrounding tissues. In the U.S., endometrial cancer is the most common gynecological cancer with both incidence and mortality rates continuing to rise. The American Cancer Society (the “ACS”) estimates that there will be approximately 62,000 new cases of endometrial cancer diagnosed in 2025 in the U.S. Approximately 16,000 women are expected to be diagnosed with advanced or recurrent endometrial cancer each year in the U.S. with approximately 50% of those patients having TP53 wild-type endometrial cancer. Endometrial cancer affects mainly post-menopausal women and the average age of women diagnosed with endometrial cancer is 60 years. Endometrial cancer is often detected at an early stage because it frequently produces abnormal vaginal bleeding. Standard of care treatments for patients with endometrial cancer are based on the stage of the disease at diagnosis and the grade of the tumor, and include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy. Surgery is the first treatment for almost all women with endometrial cancer, followed by chemotherapy and/or adjuvant radiation therapy for cases of advanced or high grade endometrial cancer. For many patients who respond to adjuvant therapies, the National Comprehensive Cancer Network Clinical Practice Guidelines (the “NCCN Guidelines”) recommend a “watch and wait” approach until the disease relapses. Maintenance therapies are designed to prolong the response period and prevent relapse. There are currently no specific targeted FDA approved therapies post-chemotherapy specifically indicated for patients with TP53 wild-type endometrial cancer. Recently, there has been an increased focus on using molecular classification of endometrial cancers to select the most appropriate therapies for patients. TP53 wild-type status could represent a potentially unique but fundamental biomarker in endometrial cancer. TP53 wild-type endometrial cancer co-occurs with both proficient mismatch repair (“pMMR”) and deficient mismatch repair (“dMMR”) subsets. In 2023 and 2024, dostarlimab-gxly, a new treatment option in combination with chemotherapy, and durvalumab, respectively, were approved by the FDA for patients with dMMR advanced or recurrent endometrial cancer, which represents approximately 20% of the total advanced or recurrent endometrial cancer patient population, and advanced the treatment options for this subgroup. In 2024, both pembrolizumab and dostarlimab-gxly were approved by the FDA for all patients with advanced or recurrent endometrial cancer irrespective of the MMR status. However, the benefit of such therapies in the pMMR population is not as great compared to the dMMR population, and thus we believe selinexor maintenance therapy can further improve outcomes for patients with pMMR and TP53 wild-type endometrial cancer, which represent between approximately 40% to 55% of advanced and recurrent endometrial cancer patients.

Clinical correlative and non-clinical mechanism of action studies have shown that inhibition of XPO1 by selinexor leads to the nuclear accumulation and activation of p53, a well-established tumor suppressor protein encoded by the TP53 gene, resulting in tumor cell senescence and stimulation of the apoptotic pathway leading to cell death.

The EC-042 Trial

In the fourth quarter of 2022, following alignment with the FDA, we initiated a global, Phase 3, randomized, double-blind trial evaluating selinexor as a maintenance-only therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Trial”; NCT05611931). Based upon the mechanism of selinexor and the preliminary subgroup data from the SIENDO Trial, discussed below, we believe benefit with selinexor can be observed in all TP53 wild-type endometrial tumors. The EC-042 Trial was designed to enroll approximately 220 patients whose tumors are TP53 wild-type and who will be randomized in a 1:1 manner to receive either a 60 mg, once-weekly, administration of oral selinexor or placebo until disease progression, unacceptable toxicity, or withdrawal of consent. The primary endpoint of the EC-042 Trial is progression-free survival (“PFS”) as assessed by an investigator and OS as the key secondary endpoint. Further, in connection with the EC-042 Trial, we entered into a global collaboration with Foundation Medicine, Inc. to develop FoundationOne®CDx, a tissue-based next generation sequencing test to identify and enroll patients whose tumors are TP53 wild-type.

In December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). The FDA indicated that the EC-042 Trial, which includes a placebo control arm, was not adequately designed to support a marketing application for the proposed indication because it did not account for the current U.S. standard of care, which now includes checkpoint inhibitors in combination with chemotherapy followed by checkpoint inhibitor continuation as maintenance for all patients with advanced or recurrent endometrial cancer, including those with either dMMR tumors (cells that have mutations in certain genes that are involved in correcting mistakes made when DNA is copied in a cell) or pMMR tumors (cells that lack such mutations). Notably, the FDA acknowledged that the magnitude of benefit achieved from checkpoint inhibitors is less for patients with pMMR tumors compared to patients with dMMR tumors. The FDA recommended that we modify the EC-042 Trial to only enroll patients with TP53 wild-type and pMMR tumors, and redesign the trial to account for the current U.S. treatment landscape. We intend to submit an amendment to the EC-042 Trial protocol to the FDA and other relevant global regulatory authorities incorporating modifications, which we believe are responsive to certain of the FDA’s concerns while limiting the length of potential delays and further increased costs that would have been incurred if changes beyond what is described below would have been made.

Specifically, we are modifying the design of the EC-042 Trial to include the following two patient populations for which the primary endpoint of PFS, tested sequentially, and key secondary endpoint of OS will be evaluated: (i) a modified intent to treat population (“mITT”) that will include patients whose tumors are TP53 wild-type and pMMR and also patients whose tumors are TP53 wild-type and dMMR, but are medically ineligible to receive a checkpoint inhibitor; and (ii) the trial’s original intent to treat population (“ITT”), which will include all patients whose tumors are TP53 wild-type, regardless of MMR status. The mITT population has been defined to take into account certain of the FDA’s feedback regarding the evolving treatment options, including checkpoint inhibitors, which show greater efficacy in patients with dMMR tumors compared to pMMR tumors. We are also increasing the trial sample size from 220 patients to approximately 276 patients, to ensure that the mITT population includes approximately 220 patients in order to maintain sufficient power for the primary endpoint of PFS if the FDA chooses to only evaluate PFS in the mITT population. We are continuing to enroll patients in the EC-042 Trial and, depending on the strength of the data, we intend to pursue regulatory approval. However, the FDA may not agree that some, or all, of our proposed modifications to the EC-042 Trial adequately address their concerns. As a result of these proposed modifications, top-line data is expected in mid-2026.

The SIENDO Trial

Our evaluation of selinexor to treat patients with TP53 wild-type advanced or recurrent endometrial cancer is supported by data from an exploratory subgroup analysis from our SIENDO trial, a multi-center, randomized, double-blinded Phase 3 trial evaluating the efficacy and safety of oral selinexor versus placebo as a front-line maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment (the “SIENDO Trial”; NCT03555422). Participants in the SIENDO Trial with advanced or recurrent disease who had a partial response (“PR”) or complete response (“CR”) after at least 12 weeks of standard of care taxane-platinum combination chemotherapy were randomized in a 2:1 manner to receive either maintenance therapy of 80 mg of selinexor or placebo taken once per week, until disease progression. The primary endpoint in the SIENDO Trial was PFS from time of randomization until death or disease progression as assessed by an investigator.

In the first quarter of 2022, we presented top-line data from the SIENDO Trial, including exploratory subgroup analyses. Selinexor-treated patients had a median PFS of 5.7 months compared to 3.8 months for patients on placebo, representing an improvement of 50%, (eCRF hazard ratio (“HR”) 0.70 (Confidence Interval (“CI”): 0.4993-0.9957), p=0.0486; IRT HR 0.76 (CI: 0.5428-1.0759), p=0.1266) in the full trial population, while patients with TP53 wild-type advanced or recurrent endometrial cancer treated with selinexor had a median PFS of 13.7 months compared to 3.7 months for patients on placebo. No new safety signals were observed, and there was a discontinuation rate of 10.5% due to adverse events (“AEs”). The most common TEAEs in the SIENDO Trial of any grade were nausea (84%), vomiting (52%), constipation (37%) and thrombocytopenia (37%). The most common grade 3 TEAEs were nausea (10%), neutropenia (9%), thrombocytopenia (7%) and asthenia (6%).

In June 2024, we presented updated long-term safety and efficacy data from the pre-specified exploratory subgroup analysis from our SIENDO Trial in patients with advanced or recurrent TP53 wild-type endometrial cancer at the American Society of Clinical Oncology Annual Meeting. In the exploratory subgroup analysis, 113 patients with TP53 wild-type advanced or recurrent endometrial cancer were randomized to receive selinexor (n=77) or placebo (n=36) as maintenance therapy after first-line platinum-based chemotherapy. As of the April 1, 2024 data cut-off date, and a median duration of follow-up of 36.8 months, selinexor-treated patients had a median PFS of 28.4 months compared to 5.2 months for patients receiving placebo (HR 0.44; 95% CI 0.27–0.73). In the selinexor-treated patients with TP53 wild-type and pMMR and TP53 wild-type and dMMR endometrial cancer, median PFS was 39.5 months and 13.1 months, respectively, compared to 4.9 months and 3.7 months, respectively. The updated analyses also highlighted findings from a quality-adjusted time without symptoms or toxicity analysis (“Q-TWiST”) used to assess quality and toxicity-adjusted PFS. The findings showed the restricted mean Q-TWiST for selinexor to be 26 months compared to 15 months for placebo, resulting in a difference of nearly 11 months. No new safety signals were identified as of the April 1, 2024 data cut-off date. The most common TEAEs in selinexor treated TP53 wild-type patients were nausea (90%), vomiting (60%), and diarrhea (45%), the majority of which were grades 1-2. The most common reported grade 3-4 TEAEs included neutropenia (20%), nausea (13%), and thrombocytopenia (10%). TEAEs leading to discontinuations in the selinexor group were reported in 17% of patients.

Multiple Myeloma

Overview

Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone destruction, kidney disease and immunodeficiency. Multiple myeloma is the second most common blood cancer in the world and there is currently no cure. The ACS estimates that nearly 36,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2025. Myeloma occurs most commonly in people over age 65 and the risk of developing multiple myeloma increases with age.

The treatment of multiple myeloma has improved over the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is often restricted to healthier, often younger patients. Treatment decisions are based on physician and patient choice rather than clear treatment guidelines, with the current standard of care being to switch drug classes once a regimen stops working. In addition to our XPO1 inhibitor, a number of non-chemotherapy drugs such as PIs, IMiDs, mAbs, bispecific antibodies, and chimeric antigen receptor T-cell (“CAR-T”) therapy, have also emerged as treatment options within the last two decades. The introduction of these non-chemotherapeutic novel agents has led to a significant increase in the survival of patients with multiple myeloma. However, despite the wide variety of newly approved or experimental therapies that are being used to treat patients with relapsed or refractory multiple myeloma either alone or in combination, nearly all patients will eventually succumb to their disease. With approximately 12,500 deaths from multiple myeloma in the U.S. alone estimated for 2025 according to the ACS, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy or for whom current therapy is not suitable.

XPOVIO is currently approved to treat multiple myeloma in adult patients who have received at least one prior therapy based on data from the BOSTON Trial and in adult patients with penta-refractory multiple myeloma based on data from the STORM Trial.

The BOSTON Trial

The December 2020 FDA approval of XPOVIO in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy was based on the results of the BOSTON Trial, a multi-center, Phase 3, randomized trial conducted at over 150 clinical sites internationally. The BOSTON Trial evaluated 402 adult patients with relapsed or refractory multiple myeloma who had received one to three prior lines of therapy. The trial was designed to compare the efficacy and safety of once-weekly oral selinexor in combination with once-weekly administration of Velcade® (bortezomib) plus low-dose dexamethasone (the “XVd Arm”) versus twice-weekly administration of Velcade® plus dexamethasone (the “Vd Arm”). The primary endpoint of the BOSTON Trial was PFS and key secondary endpoints included overall response rate (“ORR”) and the rate of peripheral neuropathy, among others. Additionally, the BOSTON Trial allowed for patients on the Vd Arm to crossover to the XVd Arm following objective (quantitative) progression of disease verified by an Independent Review Committee.

Despite the trial having a high proportion of patients with high-risk cytogenetics (approximately 50%), the median PFS in the XVd Arm was 13.9 months compared to 9.5 months in the Vd Arm, representing a 4.4 month (47%) increase in median PFS (HR of 0.70; p=0.0075). The XVd Arm also demonstrated a significantly greater ORR compared to the Vd Arm (76.4% vs. 62.3%, p=0.0012).

Further, XVd therapy demonstrated a significantly higher rate of deep responses, defined as ≥ very good partial response compared to Vd therapy (44.6% vs. 32.4%) as well as a longer median duration of response (“DOR”) (20.3 months vs. 12.9 months). Additionally, 17% of patients on the XVd arm achieved a CR or a stringent CR as compared to 10% of patients receiving Vd therapy. All responses were confirmed by an Independent Review Committee. Rates of peripheral neuropathy were significantly lower for patients receiving XVd therapy compared to those receiving Vd therapy (32% vs. 47%). In addition, peripheral neuropathy rates ≥ grade 2 were also significantly lower in the XVd Arm compared to the Vd Arm (21% vs. 34%).

The most common adverse reactions (≥20%) in patients who received XVd were fatigue (59%), nausea (50%), decreased appetite (35%), diarrhea (32%), peripheral neuropathy (32%), upper respiratory tract infection (29%), decreased weight (26%), cataract (22%) and vomiting (21%). Grade 3-4 laboratory abnormalities (≥10%) were thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. In the BOSTON Trial, fatal adverse reactions occurred in 6% of patients within 30 days of last treatment. Serious adverse reactions occurred in 52% of patients who received XVd. Treatment discontinuation rate due to adverse reactions was 19%.

In June 2023, we presented data from an unplanned subgroup analysis of BOSTON patients without prior PI exposure (XVd: n = 47; Vd: n= 48) at the 2023 European Hematology Association Hybrid Congress, which analysis demonstrated an approximate tripling of median PFS for XVd compared to Vd at 29.5 vs 9.7 months; HR for PFS favored XVd at 0.29 (95% CI 0.14 - 0.63, nominal p=<0.001). This data was published in the European Journal of Hematology in August 2024.

The STORM Trial

The July 2019 FDA approval of XPOVIO in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two PIs, at least two IMiDs, and an anti-CD38 mAb was based on the results of the STORM Trial. This indication was approved under accelerated approval. As the BOSTON Trial served as the confirmatory trial for the accelerated approval of XPOVIO based on the STORM Trial, the BOSTON supplemental New Drug Application approval in December 2020 fulfilled the requirement of an accelerated approval.

The STORM Trial was a global, multi-center, single-arm Phase 2b clinical trial evaluating oral selinexor in combination with standard, low-dose dexamethasone (“Xd”) in patients with heavily pretreated relapsed or refractory multiple myeloma. These heavily pretreated patients had a median of seven prior therapeutic regimens, including a median of 10 unique anti-myeloma agents. Specifically, the myeloma patients who were eligible for the trial had prior treatment with the two PIs, Velcade® and Kyprolis® (carfilzomib), the two IMiDs, Revlimid® (lenalidomide) and Pomalyst®(pomalidomide), and the anti-CD38 mAb Darzalex® (daratumumab), as well as alkylating agents, and their disease was refractory to glucocorticoids, at least one PI, at least one IMiD, Darzalex®, and their most recent therapy. In all patients, this myeloma was considered “triple-class refractory.”

The FDA’s accelerated approval of XPOVIO was based upon the efficacy and safety in a pre-specified subgroup analysis of the 83 patients in the STORM Trial with documented penta-refractory myeloma, as the benefit-risk ratio appeared to be greater in this more heavily pre-treated population than in the overall trial population. In addition to multiple-refractory disease, patients in the STORM Trial had rapidly progressing myeloma, with a median 22% increase in disease burden in the 12 days from screening to initial therapy. The ORR in this patient population was 25.3%.

For the STORM Trial’s primary endpoint, selinexor achieved an ORR of 26%, including two (2%) stringent CRs, six (5%) very good partial responses, and 24 (20%) PRs and the trial therefore met its primary endpoint. Both patients who had relapsed after CAR-T therapy achieved PRs. Minimal response per International Myeloma Working Group criteria was observed in 16 (13%) patients and 48 (39%) patients had stable disease. Median time to PR or better was 4.1 weeks. The clinical benefit rate, meaning a minimal response or better, was 39%. All responses were adjudicated by an Independent Review Committee consisting of four independent experts in the treatment of multiple myeloma.

Median DOR was 4.4 months. PFS was 3.7 months and OS was 8.6 months. In the 39% of patients who achieved a minimal response or better, median OS was 15.6 months, compared to a median OS of 1.7 months in patients whose disease progressed or where response was not evaluable.

The most common adverse reactions (≥20%) in patients who received Xd were thrombocytopenia (74%), fatigue (73%), nausea (72%), anemia (59%), decreased appetite (53%), decreased weight (47%), diarrhea (44%), vomiting (41%), hyponatremia (39%), neutropenia (34%), leukopenia (28%), constipation (25%), dyspnea (24%) and upper respiratory tract infection (21%). In the STORM Trial, fatal adverse reactions occurred in 9% of patients. Serious adverse reactions occurred in 58% of patients. Treatment discontinuation rate due to adverse reactions was 27%.

The XPORT-MM-031/EMN29 Trial

The EMN29 trial is an ongoing randomized global Phase 3 trial sponsored by the European Myeloma Network evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone (“EloPd”) in patients with relapsed or refractory multiple myeloma (the “EMN29 Trial”; NCT05028348). The EMN29 Trial is designed to evaluate a 40 mg once weekly dose of selinexor compared to standard dosing of elotuzumab in combination with pomalidomide and dexamethasone in relapsed or refractory multiple myeloma as the immediate next line of therapy after treatment with anti-CD38 antibodies. Patients enrolled in the EMN29 Trial received one to four prior lines of therapy, including a PI and lenalidomide, and had an anti-CD38 mAb in their most recent prior line of therapy. The primary endpoint of the EMN29 Trial is PFS, with ORR, OS and DOR, among others, as secondary endpoints.

The determination to initiate the EMN29 Trial was based on data from an all-oral arm of the Phase 1b/2 STOMP Trial (the “STOMP Trial”; NCT02343042) and the Phase 2 Trial XPORT-MM-028 (the “MM-028 Trial”; NCT04414475) in which selinexor was evaluated in combination with pomalidomide and low-dose dexamethasone in patients with relapsed or refractory multiple myeloma who received at least two prior lines of therapy, including a PI and an IMiD.

During the second half of 2024, we amended certain aspects of the design for the EMN29 Trial, including a reduction in the number of patients that are targeted for enrollment from 222 patients to approximately 120 patients and revisions to the trial’s statistical plan and powering assumptions. These changes were made as a result of slower than expected patient enrollment due to the intense competitive environment and based on updated clinical data on the SPd regimen from the STOMP and MM-028 Trials, which showed a median PFS of 18.4 months for SPd 40 mg, as published in the Frontiers of Oncology Journal in May 2024. We believe that, depending on the strength of the data, the EMN29 Trial may still serve as the basis for a registration; however, there is increased risk to approvability given that the reduction in the number of enrolled patients.

The STOMP Trial: Arm 12 (selinexor in combination with mezigdomide and dexamethasone)

In October 2023, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to evaluate mezigdomide, BMS’ proprietary investigational cereblon E3 ligase modulator (CELMoD™) agent, in combination with selinexor in patients with relapsed or refractory multiple myeloma progressing after T-cell immunotherapies. This additional arm of the STOMP Phase 1b/2 trial is evaluating mezigdomide in combination with selinexor doses of either 40 mg or 60 mg once weekly plus dexamethasone in patients who have prior exposure to IMiDs, PIs, and anti-CD38 mAb treatment. All patients must have received at least two prior lines of therapy, and either have progressed after or are not eligible to receive CAR-T or bispecific antibody treatment. The primary endpoints of this trial are to assess the ORR and the clinical benefit rate. Key secondary endpoints include PFS, OS and DOR. In addition, the trial will evaluate dynamic changes in T-cell populations and activity as patients undergo treatment. Under the terms of the agreement with BMS, we are sponsoring the trial as a new arm of the STOMP Trial and BMS will supply the trial’s clinical drug mezigdomide. The trial is currently enrolling patients in the Phase 1b portion.

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

The SADAL Trial

In June 2020, the FDA approved XPOVIO under accelerated approval as a single-agent oral treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This approval was based on the results of the SADAL Trial, an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60 mg, twice weekly) in patients that had relapsed or refractory DLBCL after at least two prior multi-agent therapies and who were ineligible for transplantation, including high dose chemotherapy with stem cell rescue. In this population, selinexor demonstrated an ORR of 29%, including a CR rate of 13%. Responses were seen in all subgroups evaluated regardless of age, gender, prior therapy, DLBCL subtype or prior stem cell transplant therapy. Patient responses were durable with a median DOR of 9.3 months (23.0 months for patients who achieved a CR). Importantly, responses were associated with longer survival, underscoring the potential of oral XPO1 inhibition as an oral, non-chemotherapeutic option for patients with relapsed or refractory DLBCL. Part 2 of the SADAL Trial (the “KCP-330-009 Trial”; NCT02227251) is ongoing to evaluate alternate dosing (40 mg, twice weekly; 60 mg twice weekly for cycles 1 and 2; and 60 mg weekly for subsequent cycles).

The most common adverse reactions (≥20%) in patients who received selinexor were fatigue (63%), nausea (57%), diarrhea (37%), decreased appetite (37%), decreased weight (30%), constipation (29%), vomiting (28%), and pyrexia (22%). Grade 3-4 laboratory abnormalities (≥15%) were thrombocytopenia, lymphopenia, neutropenia, anemia, and hyponatremia. In the SADAL Trial, fatal adverse reactions occurred in 3.7% of patients within 30 days of last treatment. Serious adverse reactions occurred in 46% of patients who received selinexor. Treatment discontinuation rate due to adverse reactions was 17%.

The XPORT-DLBCL-030 Trial

The XPORT-DLBCL-030 trial, which is intended to serve as the confirmatory trial to the accelerated approval of XPOVIO in DLBCL granted by the FDA in June 2020, is a Phase 2/3 multi-center, randomized trial evaluating the combination of selinexor and rituximab, gemcitabine and dexamethasone (“R-GDP”) in patients with relapsed or refractory DLBCL (the “XPORT-DLBCL-030 Trial”; NCT04442022). The Phase 2 portion of the trial is evaluating efficacy, safety and tolerability of R-GDP plus either selinexor 40 mg or 60 mg. The Phase 3 portion of the trial is currently designed to evaluate the selected dose (as identified in the Phase 2 trial) of selinexor or matching placebo given with the standard combination immunochemotherapy R-GDP to patients with at least one prior therapy and who are not intended for stem cell transplant and CAR-T cell therapy. The primary endpoint of the Phase 3 portion of the XPORT-DLBCL-030 Trial would be PFS. The XPORT-DLBCL-030 Trial is currently in the Phase 2 portion of the evaluation and is recruiting.

OUR ELTANEXOR PROGRAM

Myelodysplastic Neoplasms

Overview

Myelodysplastic neoplasms (“MDS”) are a group of hematologic malignancies whereby the bone marrow does not make enough healthy blood cells (white blood cells, red blood cells, and platelets). Hypomethylating agents (“HMAs”) are the current standard of care for patients newly diagnosed with high-risk MDS. There is currently no other class of therapy approved for relapsed or refractory MDS patients; the current standard of care is participation in a clinical trial or best supportive care, such as transfusions and symptomatic treatment for cytopenias. Our product candidate, eltanexor, is a novel, oral SINE compound that, like selinexor, selectively blocks the nuclear export protein XPO1. Based on the data described below, we have observed single-agent clinical activity of eltanexor to treat patients with HMA-refractory MDS.

In January 2022, the FDA granted Orphan Drug Designation for eltanexor for the treatment of MDS. In addition, in July 2022, the FDA granted Fast Track designation for eltanexor as monotherapy for the treatment of patients with relapsed or refractory intermediate, high-, or very high-risk MDS and the European Commission adopted the Committee for Orphan Medicinal Products opinion to designate eltanexor as an orphan medicinal product for the treatment of MDS in the European Union (“EU”).

The KCP-8602-801 Trial

In September 2021, we initiated a Phase 2 expansion trial of an ongoing open-label Phase 1/2 trial investigating eltanexor as a single-agent or in combination with approved and investigational agents in patients with several types of hematologic and solid tumor cancers (the “KCP-8602-801 Trial”; NCT02649790). The KCP-8602-801 Trial is designed to evaluate eltanexor monotherapy in 83 patients with HMA-refractory, intermediate or high-risk MDS. The primary endpoint for this Phase 2 expansion trial is ORR with PFS and OS, among others, as secondary endpoints. In May 2023, we announced interim data from the Phase 2 portion of the KCP-8602-801 Trial at the 17th International Congress of Myelodysplastic Syndromes. As of the February 8, 2023 data cut-off date, 30 patients had been treated with 10 mg of oral eltanexor on Days 1-5 of each week. Eltanexor demonstrated a 27% ORR in the ITT population and a 31% ORR in the efficacy evaluable population, with ORR consisting of marrow CR and hematologic improvement only. No PRs or CRs were observed. Median OS was 8.7 months in both populations. Transfusion independence rate for red blood cells and/or platelets was 29%. Eltanexor was generally well-tolerated and manageable. The most common AEs were asthenia (47%), diarrhea (43%), and nausea (33%), the majority of which were grades 1-2. The most common grade ≥3 TEAEs were neutropenia (30%), thrombocytopenia (26.7%), and asthenia (16.7%).

As announced in January 2024, further clinical development of our eltanexor program continues to remain on hold in an effort to focus our resources on our prioritized late-stage programs.

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

Collaboration, License and Other Strategic Agreements

We have formed, and intend to continue to form, strategic alliances to develop and commercialize our products and product candidates. We enter into collaborations when there is a strategic advantage to us and we believe the financial terms of the collaboration are favorable for meeting our short- and long-term strategic objectives. Currently, we maintain complete development and commercial rights to our products and product candidates in the U.S. and Japan and have entered into the following key agreements:

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

We received an upfront cash payment of $75.0 million in December 2021 and $3.5 million in April 2023 upon execution of the Original Menarini Agreement and the Amended Menarini Agreement, respectively. In addition, we are entitled to receive additional milestone payments from Menarini if certain development and sales performance milestones are achieved in the future. We are also eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Expanded Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini will reimburse us for 25% of all expenses we incur for the development of the Product during 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year.

Antengene

In May 2020, we entered into an amendment of our May 2018 license agreement with Antengene Therapeutics Limited (“Antengene”) (the “Original Antengene Agreement”, and, as amended, the “Amended Antengene Agreement”). Antengene is a corporation organized and existing under the laws of Hong Kong, and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China. Under the terms of the Amended Antengene Agreement, Antengene has the exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor, KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, and verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). In August 2023, Antengene entered into an exclusive arrangement with a Hong Kong pharmaceutical company for the commercialization of selinexor in mainland China.

Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million in 2018. In June 2020, we received an additional $11.7 million upfront payment upon execution of the Amended Antengene Agreement. In addition, we are entitled to receive additional milestone payments from Antengene if certain other regulatory and commercialization goals are achieved in the future. We are also eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory.

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

Other

In addition to the above agreements, we have other collaborations related to the development or commercialization of our products and product candidates, such as the Cooperative Research and Development Agreement with the National Cancer Institute’s Cancer Therapy Evaluation Program and a clinical trial collaboration and supply agreement with BMS, as discussed above, to collaborate with us on studies to investigate the safety and efficacy of selinexor in various oncology indications; the European Myeloma Network, with which we have a collaboration, as discussed above; and arrangements with academic and private non-academic institutions, which conduct investigator-sponsored clinical trials in a variety of hematological and solid tumor malignancies.

In July 2021, we entered into a license agreement with Libo Pharma Corp. (“Libo”) under which we granted to Libo an exclusive license to manufacture, develop and commercialize Interleukin 12 products in certain countries in Asia, Africa and Oceania.

In December 2023, we amended the license agreement to include global development and commercialization rights for all indications except for acute radiation syndrome. We received from Libo an upfront payment and a milestone payment upon completion of technology transfer and are entitled to receive development and regulatory milestones and single-digit royalties on future net sales of KPT-1200.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our products and product candidates. As of February 14, 2025, we were the sole owner of 48 patents in the U.S. and we had 13 pending patent applications in the U.S., two pending international applications filed under the Patent Cooperation Treaty (“PCT”), 178 granted patents and 92 pending patent applications in foreign jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

The intellectual property portfolios for our key products and product candidates as of February 14, 2025 are summarized below.

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
•
Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of making and using eltanexor, and consists of four issued U.S. patents, three pending non-provisional U.S. patent applications, 29 issued foreign patents and 16 pending foreign patent applications. Any patents that may issue in the U.S. as part of our eltanexor patent portfolio will expire no earlier than 2034, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2034.
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

non-provisional application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2040. Any patents that may issue in the U.S. or foreign jurisdictions based on the pending PCT application will expire no earlier than 2044, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2044.

In addition to the patent portfolios covering our key products and product candidates, as of February 14, 2025, our patent portfolio also includes 5 patents in the U.S. and 16 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies for XPO1 inhibitors.

In the U.S., we have trademark registrations for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in greyscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible product names in numerous foreign jurisdictions.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. We are aware of several other XPO1 inhibitors in clinical development world-wide. For example, in June 2020, Menarini acquired Stemline Therapeutics, Inc., including its oral XPO1 inhibitor, felezonexor. Felezonexor, currently in Phase 1b, is in clinical trials as a potential treatment for patients with advanced solid tumors. Additionally, in August 2022, Shanghai Junshi Biosciences Co., Ltd announced FDA approval of its investigational new drug application (“IND”) for JS110, an XPO1 inhibitor in development in various blood and solid tumors.

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

XPOVIO competes with and, if approved, our product candidates may compete with, currently marketed products and/or investigational therapies as discussed below.

Myelofibrosis

The current standard of care for patients with myelofibrosis who are not candidates for allogeneic HSCT, which is currently the only treatment for myelofibrosis that can provide a clinical cure, is to treat the patients with JAKi’s, the only currently approved drug therapy for treatment for myelofibrosis to reduce spleen volume and improve symptoms. There are only four JAKi’s currently approved, including ruxolitinib, fedratinib, pacritinib and momelotinib.

In addition, there are a number of product candidates in late-stage development, some of which could receive approval earlier than selinexor (e.g., pelabresib). Ongoing clinical trials, such as those involving imetelstat, bomedemstat, navtemadlin, siremadlin, and zilurgisertib are studying the treatment of myelofibrosis either with JAKi therapy, non-JAKi therapy or a combination of JAKi and drug treatment.

Endometrial Cancer

The treatment landscape for endometrial cancer has undergone considerable change since 2023. Surgery continues to be the first treatment for almost all women with endometrial cancer. For cases of advanced or high-grade endometrial cancer, or upon disease progression, several combination therapies have become available. These therapies include the use of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab) in combination with chemotherapy followed by checkpoint inhibitor maintenance therapy as well as checkpoint inhibitor (pembrolizumab) in combination with a tyrosine kinase inhibitor (lenvatinib).

Multiple Myeloma

Many therapies are approved for use in patients with multiple myeloma in the U.S., Europe and other parts of the world. Although XPOVIO is the only XPO1 inhibitor that has received marketing approval, we compete with multiple other treatment types in our approved indications. The primary competitors of XPOVIO in multiple myeloma include those that currently treat patients ranging from newly diagnosed patients to those with relapsed or refractory multiple myeloma and are indicated for use either as single agent and/or as combination therapies. The current standard of care for the treatment of relapsed or refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), PIs (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), B-cell maturation antigens, including CAR-Ts (e.g., idecabtagene vicleucel, ciltacabtagene autoleucel) and bispecific antibodies. New classes/types of therapies are being introduced to the market each year. For example, TECVAYLI® (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY® (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2025 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future (e.g. belantamab mafodotin and linvoseltamab).

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, reimbursement, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

Review and Approval of Drugs in the U.S.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implementing regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject a sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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
•
preparation and submission to the FDA of a new drug application (“NDA”) requesting marketing approval for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•
review and evaluation of the data on the product candidate by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the chemistry, manufacturing and controls (“CMC”) are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
payment of user fees pursuant to the Prescription Drug User Fee Act (“PDUFA”);
•
approval of an NDA for the new drug product authorizing marketing for particular indications in the U.S.; and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

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

Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may be required to be included in a marketing application. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act (“PHSA”) that required animal testing in support of an NDA or a biologics license application (“BLA”). While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Beyond reviewing an IND to assure the safety and rights of patients, the FDA’s review also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. An initial IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor with a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical trial may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical trial subjects.

Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical trials are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to the FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies. In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by a Data Monitoring Committee, an independent group of qualified experts organized by the trial sponsor. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Clinical Studies Outside the U.S. in Support of FDA Approval

In connection with our clinical development program, we may have trial sites outside the U.S. When a foreign clinical trial site operates as part of a global clinical trial that is under an IND, all IND requirements must be met unless waived for that foreign clinical trial site. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of trial data from clinical trials conducted outside the U.S. in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the “NIH”). In particular, information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017.

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually.

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

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. These clinical trials are commonly referred to as “pivotal” studies, which denotes a trial that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug.

Phase 4: Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and effectiveness such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if they are adequate and well-controlled studies to establish the evidence needed for regulatory approval.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal trial” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans (“DAPs”). Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance was adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Interactions with FDA During the Clinical Development Program

Following the clearance of an initial IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 1 clinical trial (EOP1 meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (Pre-NDA or Pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues and is limited to no more than two focused topics and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

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

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the trial plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

In April 2020, the FDA issued additional final guidance that describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use or indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)). Subsequently, in June 2023, the FDA issued another final guidance to describe the FDA’s voluntary pilot program for certain oncology drug products used with certain in vitro diagnostic tests.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

Manufacturing and Other Regulatory Requirements

Concurrently with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA.

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

Pediatric Studies

Under the Pediatric Research Equity Act (the “PREA”) applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an EOP2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The statute also directs the FDA, in consultation with the National Cancer Institute, members of the internal committee established under section 505C of the FDCA and the Pediatric Subcommittee of the Oncologic Drugs Advisory Committee, to establish, publish, and regularly update a list of molecular targets considered, on the basis of data the FDA determines to be adequate, to be substantially relevant to the growth or progression of a pediatric cancer, and that may trigger PREA requirements.

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

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional Orphan Drug Designations for rare pediatric subpopulations of what is otherwise a common disease. Further, Section 505B of the FDCA, as amended by FDARA, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of HHS determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued draft guidance that further describes the pediatric study requirements under PREA.

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

In December 2022, Congress modified certain provisions governing accelerated approval of drug products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval. Subsequently, in December 2024, the FDA issued additional draft guidance relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Filing and Review of NDAs

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

The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for federal fiscal year 2025 this application fee is $4,310,002) and the sponsor of an approved application is also subject to an annual program fee, currently set at $403,889 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review. The standard review time for an initial NDA or BLA is 12 months and it is ten months for a supplemental application.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

Decisions on NDAs

The FDA reviews a sponsor's NDA to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical trial and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well-controlled clinical trial with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. The FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. This guidance was finalized by the FDA on January 6, 2025.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act (the “PDMA”) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act (the “DSCSA”) became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and efficacy data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity (“NCE”). For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with the enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical trial is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with the enactment of the Orange Book Modernization Act in January 2021. When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.

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

The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump in December 2020, the requirement for a product to show clinical superiority applies to drug products that received Orphan Drug Designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed by President Trump in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA after finding that the plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, in December

2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

In August 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at $2,000 a year beginning in 2025.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

In June 2023, Merck filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, BMS, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Preclinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the CTR.

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

The CTR included a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the CTD, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the CTD remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. As of January 31, 2025, all of our clinical trials with European sites were in compliance with this new policy.

Parties conducting certain clinical trials must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

Marketing Authorization

To obtain marketing authorization of a product under EU regulatory systems, a sponsor must submit a marketing authorization application (“MAA”) either under a centralized or decentralized procedure/mutual recognition procedure (“MRP”). The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

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

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the sponsor shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a single marketing authorization for the medicinal product is in the interest of patients in the EU.

Conditional Marketing Authorization

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data.

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

Exceptional Circumstances

An MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (the “PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in the adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for the pediatric population. Before a MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file with respect to quality, safety and effectiveness, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization, or if initially placed on the market, is no longer actually present on the market for three consecutive years, ceases to be valid (the so-called sunset clause).

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

In the EU, the advertising and promotion of approved products are subject to EU Member States’ laws governing the promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. Direct-to-consumer advertising of prescription medicines is prohibited across the EU. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU.

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials.

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of an SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the U.S. An SPC may extend a patent right for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis, and SPCs are valid on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

Approval of companion diagnostic devices

In the EU, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements (“SPRs”) detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745) (“MDR”), which came into force in May 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity (“CE certificate”) to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the EU also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746) (“IVDR”) for In vitro diagnostic medical devices (“IVDs”). The new regulation replaces the In Vitro Diagnostic Directive (“IVDD”) 98/79/EC. The IVDR, among other things:

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
•
establishes a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU (“EUDAMED”); and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under the IVDR, companion diagnostic devices are classified at least as a class C IVD and thus require involvement of the notified body in the regulatory approval process under the IVDR. The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The EU thus enacted provisions on a progressive or staggered roll-out of certain rules of the IVDR in 2021 and 2024 (Regulation 2022/112 and Regulation 2023/607). Most CE certificates issued under the previous IVVD remain valid for certain transition periods, which currently range from December 31, 2027 (for IVD medical devices for which a certificate has been issued by a notified body under the IVVD and class D devices) to December 31, 2028 (for class C IVDs) and December 31, 2029 (for class B and class A sterile IVDs) These transition periods only apply to so called “legacy devices”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD). These legacy devices, benefit from the extended transition periods if they fulfil certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 26, 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body, the manufacturer must submit an application to the notified body under the IVDR to transfer the device to the IVDR by May 26, 2025 (class D devices), May 26, 2026 (class C devices) or 2027 (class B and A sterile IVDs) and execute a written contract of the notified body within four months after expiry of these application deadlines. In addition, even for IVDs for which the transition periods apply, manufacturers have to comply with the requirements of the IVDR on post-market surveillance (PMS), market surveillance, vigilance, and registration of devices in EUDAMED.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.

Human Capital

We believe that the success of our business is fundamentally due to our greatest asset, our employees. To that end, we have invested significant resources toward the attraction, retention and development of our people and the promotion of inclusion in our workforce. To support these goals, our human resources programs and initiatives underscore our core values (Innovation, Courage, Alignment and Accountability, Resiliency and Energy) and are designed to prioritize employees’ well-being, support their career development, offer competitive wages and benefits, and enhance our culture through efforts geared toward making the workplace more enriching, engaging, and inclusive.

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

We strive to provide our employees with a safe and healthy work environment and believe that the overall health, safety and wellness of our employees is critical to our long-term success and our growth as a business. As such, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being. In alignment with our KaryoFlex philosophy, we offer flexible time off to our employees, which is designed to provide greater flexibility and better support our employees' work-life balance. Our full-time employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a Health Reimbursement Account for participating employees that partially covers employee deductibles and to help our employees cover medical expenses pre-tax, we also offer employees a Flexible Spending Account in addition to providing a monthly wellness fund designed to support broad well-being activities. To support our diverse populations’ needs, we also offer a High Deductible Health Plan coupled with a Health Savings Account. We provide initial funding into the account and employees can also contribute to this tax-advantaged savings account that can be used to pay for medical, dental, vision, and other qualified expenses now or later in life. Along with the option to participate in a Limited Purpose Flexible Spending Account to pay for qualified dental and vision expenses throughout the year, all employees have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

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

Further, we strongly believe in fostering a culture of inclusiveness and employee well-being, which is key to our culture and overall success. We strive to bring together employees with a wide variety of backgrounds, skills and culture and encourage all our employees to maintain a work environment in which our differences are respected. We have put into place relationships with many local affinity groups including the biotech industry’s largest LGBTQ professional group, and women and Latinos in biotech organizations to extend our reach, build relationships and foster greater cohesion among our employees.

We have created a women’s Employee Resource Group (“ERG”) where women and allies can connect, share experiences, and inspire one another. The ERG is a safe space for open dialogue, mentorship, and collaboration that all employees can benefit from. We have also established key working relationships with local universities where we hire many of our interns in our annual program.

As of February 14, 2025, we had 279 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Some of our 2024 initiatives included continuing support for the scientific, medical, patient, and local communities in which we operate, including patient education, public health, quality of healthcare, and disease awareness. We also enable our employees to participate in various charity events, including walks, races, and other events that impact change in the communities of the patients we serve. We offer an employee volunteer time off program to support volunteer activities that enhance the communities in which we live and work while providing our employees the paid time to help those around them. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals, and vision.

Our ESG Report, which describes our approach to ESG programs, is available on our website at https://investors.karyopharm.com/corporate-sustainability. Information in our ESG Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2025 and beyond.

Information about our Executive Officers

The following table lists the names, ages and positions of our executive officers as of February 14, 2025:

Name	Age	Position
Richard Paulson, M.B.A	57	President and Chief Executive Officer
Sohanya Cheng, M.B.A.	42	Executive Vice President, Chief Commercial Officer
Lori Macomber, C.P.A.	54	Executive Vice President, Chief Financial Officer and Treasurer
Michael Mano, J.D.	48	Senior Vice President, General Counsel and Secretary
Stuart Poulton	52	Executive Vice President, Chief Development Officer
Reshma Rangwala, M.D., Ph.D	47	Executive Vice President, Chief Medical Officer

Richard Paulson, M.B.A. Mr. Paulson has served as our President and Chief Executive Officer since May 2021 and as a member of our Board since February 2020. Prior to joining Karyopharm, Mr. Paulson was the Executive Vice President and Chief Executive Officer of Ipsen North America, a biopharmaceutical company, from 2018 to May 2021. Mr. Paulson was Vice President and General Manager, U.S. Oncology Business Unit at Amgen Inc. (“Amgen”), a public biotechnology company, from 2015 to 2018 and prior to that was Vice President, Marketing for Amgen’s U.S. Oncology Business, General Manager, Amgen Germany and General Manager of Amgen Central & Eastern Europe. Prior to Amgen, Mr. Paulson held a number of global leadership positions at Pfizer Inc. (“Pfizer”), including serving as General Manager of Pfizer South Africa and Pfizer Czech Republic. Mr. Paulson also previously held a variety of sales, marketing, and market access roles with increasing seniority at GlaxoWellcome plc in Canada. Mr. Paulson has served as a member of the board of directors of bluebird bio, Inc., a public biotechnology company, since April 2023. Mr. Paulson has an M.B.A. from the University of Toronto, Canada and an undergraduate degree in commerce from the University of Saskatchewan, Canada.

Sohanya Cheng, M.B.A. Ms. Cheng joined Karyopharm as Senior Vice President, Sales and Commercial Operations in June 2021 and has served as our Executive Vice President, Chief Commercial Officer since December 2021. Prior to joining Karyopharm, Ms. Cheng served as Vice President, Head of Marketing, at Arrowhead Pharmaceuticals, Inc., a public pharmaceutical company, from August 2020 to December 2020. Prior to this role, Ms. Cheng spent eleven years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as Executive Director, Head of National Sales Force & Oncology Contracting Strategy from 2019 to August 2020, Executive Director, Head of Marketing & Sales for their multiple myeloma business from 2018 to 2019; and Chief of Staff to General Manager and Strategy & Operations Director for their oncology business from 2017 to 2018. Ms. Cheng has served as a member of the board of directors of Carisma Therapeutics Inc., a public biopharmaceutical company, since October 2024. Ms. Cheng holds an M.B.A. from the MIT Sloan School of Management and a BSc and MA in Biochemistry from the University of Cambridge, United Kingdom.

Lori Macomber, C.P.A. Ms. Macomber joined Karyopharm as Executive Vice President, Chief Financial Officer and Treasurer on January 3, 2025. Prior to joining Karyopharm, Ms. Macomber served in various positions at Legend Biotech Corporation, a public biotechnology company, including as Chief Financial Officer from May 2022 to January 2025, as Vice President, Finance from March 2021 to May 2022 and as Vice President of Supply Chain Finance and Controller from 2019 to March 2021. Prior to Legend Biotech Corporation, Ms. Macomber served as Business Unit Controller at Ametek PDS, a leading supplier of components and systems for the aerospace and defense industries, from 2018 to 2019 and as U.S. Chief Financial Officer and Controller of Cello Health from 2017 until 2018. Prior to 2018, Ms. Macomber held various financial positions of increasing responsibilities within the pharmaceutical industry at Eli Lily and Company and Pfizer Inc. (formerly Pharmacia Corporation). Ms. Macomber holds a B.S. in Accounting from Pennsylvania State University and is a certified public accountant.

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

Stuart Poulton. Mr. Poulton joined Karyopharm as Senior Vice President, Strategy and Portfolio Management in February 2022 and has served as our Executive Vice President, Chief Development Officer since August 2022. Mr. Poulton served as Vice President, Clinical Development Operations at AbbVie Inc., a public biopharmaceutical company, from 2019 to January 2022 and as Vice President, Portfolio Program Management from 2016 to 2019. Prior to that, Mr. Poulton served in several roles at Amgen, including as

Executive Director, Global Program Management from 2013 to 2016; as Director, Global Program Management, Asia Regional Management Team, from 2012 to 2013; as Director, Global Program Management, from 2007 to 2012 and as Senior Manager, Clinical Study Planning from 2006 to 2007. Mr. Poulton started his career at Eli Lilly and Company in clinical operations. Mr. Poulton received his B.Sc. in Pharmacology and Chemistry from the University of Sydney, Australia and a M.Com. in Marketing from the University of New South Wales, Australia.

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

Information about our Directors

The following table lists the names, ages and positions of our current directors:

Name	Age	Position
Richard Paulson, M.B.A.	57	President and Chief Executive Officer of Karyopharm
Barry E. Greene	61	Chief Executive Officer of Sage Therapeutics, Inc., a biopharmaceutical company
Garen G. Bohlin	77	Former Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company
Mansoor Raza Mirza, M.D.	63	Chief Oncologist at the Department of Oncology, Rigshopitalet – the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Christy J. Oliger	55	Former Senior Vice President of the Oncology Business Unit at Genentech, Inc., a biotechnology company
Deepa R. Pakianathan, Ph.D.	60	Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments
Chen Schor	52	President, Chief Executive Officer and Director of Adicet Bio, Inc., a biotechnology company
Zhen Su, M.D., M.B.A.	48	Chief Executive Officer and Director of Marengo Therapeutics, Inc., a biotechnology company

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor), on a global basis in currently approved and future indications, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and under accelerated approval as a monotherapy for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least 2 lines of systemic therapy. Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

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
•
the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable benefit-risk profile of XPOVIO and any potential impact on our U.S. Food and Drug Administration (“FDA”) approvals and/or FDA package insert for XPOVIO and comparable foreign regulatory approvals and package inserts;
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
•
the willingness of the target patient population to try new therapies or new treatment paradigms such as bridging therapies and of physicians to prescribe these therapies, based, in part, on their perception of our clinical trial data and/or the actual or perceived safety, tolerability and effectiveness profile;
•
maintaining an acceptable safety and tolerability profile of our approved products, including the prevalence and severity of any side effects;
•
the ability to offer our products for sale at competitive prices;
•
adverse publicity about our products or favorable publicity about competitive products; and
•
our ability to maintain compliance with existing and new health care laws and regulations, including government pricing, price reporting and other disclosure requirements related to such laws and regulations, and the potential impact of such laws and regulations on physician prescribing practices and payor coverage.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2025 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future (e.g. belantamab mafodotin and linvoseltamab), which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in this Annual Report on Form 10-K for more information on competition.

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

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design, implement and enroll, inherently uncertain as to outcome, and can fail at any stage of testing. Furthermore, the failure of any product candidates to demonstrate safety and effectiveness in any clinical trial could negatively impact the perception of selinexor or our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved.

Numerous unforeseen events during, or as a result of, clinical trials could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the feedback we received from the FDA in February 2022 on our SIENDO trial and the feedback from the FDA that we announced in December 2024 regarding the appropriateness of our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “EC-042 Trial”) given the evolving treatment landscape for patients with advanced or recurrent endometrial cancer;
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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials or recently approved agents, which could decrease the overall supply of patients, or decreasing interest from selected clinical trial sites, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in August 2024, we announced expected delays in our top-line data readout for our EC-042 Trial due primarily to higher than expected screen failure rates, which has required us to screen a larger number of patients than originally planned;
•
changes in the treatment landscape on which a clinical development plan was based, such as the approval of new therapies during the course of a clinical trial, can change the potential approvability of a drug even if the results of a pivotal, Phase

3 clinical trial are considered clinically meaningful and the primary endpoints achieve statistical significance since global regulatory agencies, including the FDA, often consider approvability in light of the current treatment landscape at the time of approval, and not at the time when a clinical trial is first designed; for example, in recent years three new novel agents (dostarlimab-gxly, pembrolizumab and durvalumab) have been approved for treatment in patients with endometrial cancer, which has evolved the treatment landscape;
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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate, which can increase the cost of our trials, extend clinical trial timelines and provide competitors with additional time to seek regulatory approval for their products prior to the finalization of our trials;
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
•
for any biomarker driven clinical trial, the potential regulatory requirement to develop one or more companion diagnostics; for example, the required development of companion diagnostics for our ongoing clinical trial evaluating selinexor in patients with TP53 wild-type advanced or recurrent endometrial cancer;
•
any partners or collaborators that help us conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•
negative impacts resulting from a pandemic or other public health emergency, including impacts to healthcare systems and our trial sites’ ability to conduct trial.

If we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates or a companion diagnostic beyond those that we currently contemplate or are unable to successfully complete clinical trials of our product candidates or other testing, on a timely basis or at all, if changes to the external landscape impact our planned patient population or current clinical trial protocols, and/or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we, or our collaborators, may:

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

Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

We may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For any trial for which we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or perform all analyses or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the interpretation of preliminary, interim or top-line data results that we report may differ from future interpretations of the same studies once additional data have been received and fully evaluated or based on differing views from regulatory agencies. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

We are currently advancing multiple clinical development studies of selinexor, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, as announced in January 2024, further clinical development of our eltanexor program continues to remain on hold in an effort to focus our resources on our prioritized late-stage programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to maintain or expand our sales, marketing and distribution capabilities, we may not be successful in commercializing XPOVIO or any of our products or product candidates, if approved, that we may acquire or develop.

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with the Menarini Group (“Menarini”) in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

There are risks involved with establishing and maintaining our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any commercial launch of a product candidate or negatively impact ongoing commercialization efforts for our approved products. Further, we may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates is delayed or does not occur for any reason, including if we do not receive marketing approval in the timeframe we expect, we may have prematurely or unnecessarily incurred commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Risks Related to Regulatory Matters

Even if we, or our collaborators, complete the necessary preclinical studies and clinical trials for our product candidates, the regulatory approval process is expensive, time consuming and uncertain and we or they may not receive approvals for the commercialization of some or all of our or their product candidates in a timely manner, or at all.

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

The FDA or other regulatory authorities may determine that (i) our product candidates do not have an overall positive benefit-risk profile; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm and/or endpoint in a trial is no longer the appropriate comparator or endpoint due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication. For example, in December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). We intend to submit to the FDA and other relevant global regulatory authorities an amendment to the EC-042 Trial protocol incorporating modifications, which we believe are responsive to certain of the FDA’s concerns. However, the FDA may not agree that some or all of our proposed modifications to the EC-042 Trial adequately address their concerns, which may ultimately impact approvability. In addition, the FDA’s Oncology Center of Excellence has a number of projects to advance the development and regulation of medical products for patients with cancer, such as Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose. These projects exemplify the emphasis the FDA is placing on various elements in the drug development process and therefore may require sponsors to spend additional time and resources either pre- or post-approval, and our ability to complete existing trials or initiate new trials may be delayed.

Moreover, clinical investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Our ability to develop and market new drug products may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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
•
regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, as in the case of our initiation of the EC-042 Study for patients with TP53 wild-type advanced or recurrent endometrial cancer following discussions with the FDA in early 2022 on our SIENDO trial;
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
•
the size of the patient population required to establish the effectiveness of our or our collaborators’ product candidates to the satisfaction of regulatory agencies may be larger than we or they anticipated;
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

•
regulatory authorities may not agree with our or our collaborators’ regulatory approval strategies or components of our or their regulatory filings, such as the design or implementation of the relevant clinical trials; for example, the FDA identified multiple risks related to our decision to decrease the total number of patients to be enrolled in our ongoing Phase 3 multiple myeloma trial, including the ability to adequately assess benefit-risk with a limited number of patients; or
•
a product may not be approved for the indications that we, or our collaborators, request or may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

As of January 1, 2025, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024, the FDA issued additional draft guidance relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other U.S. and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. For example, as a condition of the XPOVIO accelerated approvals by the FDA for the multiple myeloma and DLBCL indications, we are required to complete certain post-marketing commitments. There is no assurance that we will be able to timely complete such obligations. Failure to comply with such requirements may have an adverse impact on the accelerated approval status of selinexor in DLBCL. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could include requirements for a restricted distribution system.

The FDA also imposes requirements for costly post-marketing studies or clinical trials to maintain approval of any products that received accelerated or conditional approval. For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to comply with a number of post-approval requirements. We may not be able to successfully and timely complete these post-approval requirements, obtain an extension, if needed, or complete any other post-marketing confirmatory study as required to maintain approval or achieve full approval of our products. If required post-approval studies fail to verify the clinical benefits of our products or confirm that the surrogate marker used for accelerated approval of our products showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for the DLBCL indication or any other future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

Similar risks to those described above are also applicable to any application that we, or our collaborators, have submitted or may submit in other jurisdictions outside of the U.S., including applications submitted to the EMA to support approval of selinexor to treat patients with multiple myeloma or any other cancer indication. For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain a conditional marketing authorization for a new drug in the EU with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the sponsor will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to the need for further data.

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

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. This guidance was finalized in January 2025.

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

If we, or our collaborators, are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of one or more companion diagnostic tests in connection with approval of any of our product candidates or a group of therapeutic products, and we or they do not obtain or there are delays in obtaining clearance or approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue may be materially impaired.

In connection with our ongoing development of selinexor in patients whose endometrial cancer is TP53 wild-type, we are utilizing a companion diagnostic to identify patients whose tumors are TP53 wild-type. We may be required to develop a second companion diagnostic pending the ultimate patient population included in the potential label for our endometrial indication. To be successful in developing and commercializing product candidates in combination with companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safety and effectiveness of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labelling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

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

The PMA process, including the gathering of clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements, such as the Quality Management System Regulation as part of 21 CFR 820, which governs development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. For example, in the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (the “IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (the “IVDR”). The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. As part of the process to obtain a CE-mark for the FMI FoundationOne®CDx for the purpose of determining TP53 wild-type status for use of selinexor in the maintenance treatment of TP53 wild-type endometrial cancer patients, a performance study is required which leverages our EC-042 Trial (e.g., using the unapproved FoundationOne®CDx IVD to screen for TP53 wild-type patients in the EC-042 Trial and using the data generated to validate the CDx itself). As the regulations are relatively new, the industry is gaining experience in the compilation of these submissions while the national Competent Authorities and the respective Ethics Committees are also gaining expertise in assessing these applications. As a result, the assessment deadlines of these performance study submissions and amendments are often not met. These new regulations have and could continue to negatively impact the pace of enrollment in our clinical trials. For example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the new IVDR regulations. Consequently, the ability to use the FoundationOne®CDx in vitro diagnostic medical devices to screen patients for TP53 status in the EC-042 Trial has been delayed in various countries in the EU.

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

We may also seek a Priority Review designation for one or more of our product candidates. If the FDA determines that a product candidate would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A Priority Review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it begins to apply from January 2025 onwards. The Regulation will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it would announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. That announcement was made on January 17, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases.

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

Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations, and failure to comply with such requirements could subject us to significant fines and penalties and other consequences, which may have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights (“OCR”) has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Switzerland has also approved an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the U.S. and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the U.S. have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

Further, some of our raw material manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics (collectively “WuXi”) over alleged ties to the Chinese military. In addition, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our products or product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of December 31, 2024, we had approximately $108.7 million in cash, cash equivalents and investments and an accumulated deficit of $1.6 billion. We anticipate that we will continue to incur significant operating losses as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications.

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

Since inception, we have incurred significant operating losses. Our net loss was $76.4 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of December 31, 2024, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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
Our Credit Agreement and indenture governing the 2029 Notes contain various covenants and other provisions, which will limit the manner in which we may operate, and, if violated, could, subject to the Intercreditor Agreement, result in the acceleration of payments due under such agreements or the foreclosure on the pledged collateral, including all of our present and future assets.

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

Collaborations are complex and time consuming to negotiate, document and manage. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all, or we may be restricted under then-existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. If we are unable to maintain our current collaboration agreements or enter into new collaboration agreements, we may have to curtail, reduce or delay the development or commercialization programs for our products or product candidates, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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
•
collaborators may pursue a clinical and/or regulatory strategy for registration outside of the U.S. that would require our assistance and we may not have the resources to meet their or the regulators’ timelines and/or expectations, which could delay or limit the development, commercialization or approval of our products outside the U.S.;
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
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to our products or product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

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
•
not devote the resources necessary to sell XPOVIO in the volumes and within the timeframes that we expect;
•
be unable to satisfy financial obligations to us or others; or
•
cease operations.

Any such events may result in decreased product sales, which would harm our results of operations and business.

We rely on third parties as we conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including not meeting local regulatory submission requirements or failing to meet deadlines for the completion of such trials, research or testing.

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

We rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to selinexor and our other product candidates, such as the European Myeloma Network, which is the sponsor of our ongoing randomized global Phase 3 trial evaluating selinexor in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with relapsed or refractory multiple myeloma. We do not solely control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design, execution of the trials, safety concerns or other trial results.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of February 14, 2025, 182 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of February 14, 2025, 12 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors or commercial supply companies or others may infringe our patents and other intellectual property rights. For example, we are aware of third parties selling a version of our lead product candidate for research purposes, which may infringe our intellectual property rights. To counter such infringement, we may advise such companies of our intellectual property rights, including, in some cases, intellectual property rights that provide protection for our lead product candidates, and demand that they stop infringing those rights. Such demand may provide such companies the opportunity to challenge the validity of certain of our intellectual property rights, or the opportunity to seek a finding that their activities do not infringe our intellectual property rights. We may also be required to file infringement actions, which can be expensive and time consuming. In an infringement proceeding, a defendant may assert and a court may agree with a defendant that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the intellectual property at issue. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

In addition to seeking patents for our products, product candidates and other discoveries, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. To the extent that we are unable to timely enter into confidentiality and invention or patent assignment agreements with our employees and consultants, our ability to protect our business through trade secrets and patents may be harmed. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. To the extent inventions are made by a third party under an agreement that does not grant us an assignment of their rights in inventions, we may choose or be required to obtain a license.

Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.

As of February 14, 2025, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage or other impacts from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents initiated by malicious third parties. Cyber incidents continue to increase in their frequency, sophistication and intensity, and have become increasingly difficult to detect, respond to and recover from. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal data of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. In addition, we face other kinds of risks related to our commercial and personal data, including lost or stolen devices or other systems (including paper records) that collect and store our personal and commercial information. Furthermore, our manufacturing vendors could also be subject to a cyber-attack that could negatively impact the manufacturing process of our products and/or product candidates, which could, in turn, harm our patients, result in a product recall, or provide uncertain medical or trial results.

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

Additionally, global tensions continue to raise the possibility of nation state attacks on critical infrastructure like power, telecommunications, and water in the U.S. and around the world. Attacks on telecommunications infrastructure in particular could impact our business operations globally, and would likely be outside our ability to detect or respond to, beyond noting that telecommunications services had been impacted.

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

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. On January 30, 2025, our stockholders approved, among other things, an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our issued shares of common stock at a ratio within the range of not less than 1-for-5 and not greater than 1-for-15, and a proportionate reduction in the number of authorized shares of common stock, with the exact ratio within such range and the implementation and timing of such reverse stock split to be determined at the sole discretion of our Board of Directors, without further approval or authorization of our stockholders. However, there can be no assurances that we will be able to regain compliance with the Bid Price Rule.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $0.59 to $1.58 in the 52-week period ended February 14, 2025. On February 14, 2025, the closing sale price of our common stock on the Nasdaq Global Select Market was $0.62 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to the COVID-19 pandemic, the conflict between Russia and Ukraine, the war between Israel and Hamas, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.

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

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if (i) we have a public float of $250 million or more and have annual revenues in excess of $100 million or (ii) if we have a public float of $700 million or more, determined on an annual basis.

As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•
reduced disclosure obligations regarding executive compensation;
•
being permitted to provide only two years of audited financial statements in our annual report on Form 10-K, with corresponding reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and
•
not being required to furnish a stock performance graph in our annual report.

We cannot predict whether investors will find our common stock less attractive as a result of any reliance by us on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Changes in tax law may adversely affect our business or financial condition. For example, the TCJA, as amended by the CARES Act, significantly revised the Code. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, for taxable years beginning after December 31, 2020, limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years for expenditures attributable to foreign research.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for most companies, we are regularly subject to cyberattacks and other cyber incidents, and, therefore, cybersecurity is an important element of our ongoing information technology operations. We devote significant resources to protecting and enhancing the security of our computer systems, business information, software, networks and other technology assets, by applying our cybersecurity risk management processes, which consider physical, procedural and technical safeguards. We have a multi-faceted program for assessing, identifying and managing cybersecurity risks, that is designed to help protect our information assets and operations from internal and external cyber threats by:

•
organizing our cybersecurity efforts based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework by applying the framework’s rubric of Govern, Identify, Protect, Detect, Respond, and Recover;
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

Our IRP contains tools and guidance related to cybersecurity events and is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents as well as comply with applicable legal obligations. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Based on an assessment using the previously described cybersecurity risk management process, we do not believe that there are any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See “Our business and operations may be materially adversely affected in the event of information technology system failures or security breaches, and the costs and consequences of implementing data protection measures could be significant.” in Part I, Item 1A. “Risk Factors” for additional information.

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

Our Vice President of Information Technology leads an IT Security Team and has overall responsibility for the security program. The IT Security Team is responsible for leading company-wide cybersecurity strategy, policy, standards and processes. The IT Security Team works across the enterprise to assess and prepare our employees and third parties to manage cybersecurity risks and detect, investigate and respond to cybersecurity incidents. Our Vice President of Information Technology has over 25 years of information technology experience, including 23 years of leadership responsibility, and has substantial operational experience with cybersecurity policy, protection, incident response, and governance. We also utilize a third-party cybersecurity advisor to act as our CISO, supporting the Vice President of Information Technology. This fractional executive has extensive experience as a CISO and cybersecurity executive with over 25 years of expertise in designing, building, and operating transformational information security programs, is a Certified Information Systems Security Professional, and holds a Master of Science in Strategic Intelligence.

Further, our IRP establishes a corporate incident response team, which is responsible for providing oversight, direction, and governance of incident response policies and processes and is composed of certain company stakeholders, including our Chief Financial Officer, General Counsel, Vice President of Information Technology and our third-party CISO.

In an effort to deter and detect cyber threats, we provide a monthly cybersecurity awareness newsletter to all employees, including part-time and temporary contractors, which covers a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security. The cybersecurity training and awareness programs function to remind employees of the importance of reporting all incidents quickly. We run frequent phishing tests to raise awareness of spam emails, the primary attack vectors for cyber threats and to further raise awareness of cyber threats. We provide annual training on employee responsibilities for protecting company information and data along with our overall compliance responsibility. Each October during cybersecurity awareness month in the U.S., we provide weekly updates on cybersecurity awareness and host a company-wide lunch and learn discussion of our cybersecurity program and the impact of cybersecurity on individuals as well as the company, with a data protection, cybersecurity and incident response and prevention training and compliance program.

Item 2. Properties

Our headquarters are located in Newton, Massachusetts, where we currently lease a total of 98,502 square feet of office and research space through September 30, 2025, which will be reduced to 52,224 square feet of solely office space from October 1, 2025 through September 30, 2030.

We also lease approximately 3,681 square feet of office space in Munich, Germany.

Item 3. Legal Proceedings

The information required by this Item is provided under “Litigation” in Note 12, “Commitments and Contingencies”, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.0001 par value per share, began trading on the Nasdaq Global Select Market on November 6, 2013, where its prices are quoted under the symbol “KPTI.”

Holders

As of February 14, 2025, there were nine holders of record of our common stock.

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

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

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

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward®, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers. We plan to continue to educate physicians, other healthcare providers and patients about XPOVIO’s clinical profile and unique mechanism of action as we continue to expand XPOVIO use.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 45 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma. We plan to continue to conduct clinical trials and to seek additional approvals for the use of selinexor as a single agent or in combination with other oncology therapies to expand the patient populations that are eligible for treatment with selinexor. As announced in January 2024, further clinical development of our eltanexor program continues to remain on hold in an effort to focus our resources on our prioritized late-stage programs.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a $100.0 million senior secured term loan facility (the “Term Loan”) and used a portion of the proceeds of the Term Loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 3.00% unsecured convertible senior notes due 2025 (the “2025 Notes”) for (i) $111.0 million aggregate principal amount of new 6.00% secured convertible senior notes due 2029 (the “2029 Notes”) and (ii) warrants to purchase up to 45.8 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of the 2029 Notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10 “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional details of the Refinancing Transactions.

As of December 31, 2024, we had an accumulated deficit of $1.6 billion. We had net losses of $76.4 million, $143.1 million, and $165.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recognized total revenue of $145.2 million in 2024, including $112.8 million of XPOVIO net product revenue and $32.4 million of license revenue. License revenue included $15.0 million of revenue for the reimbursement of development related expenses from the Menarini Group (“Menarini”). As of December 31, 2024, we had $108.7 million in cash, cash equivalents and investments. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting estimates. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions. See Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies.

Product Revenue Reserves

We recognize product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is upon delivery to the customer. Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves are based on the amounts earned, or to be claimed on the related sales, and are generally classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Certain amounts are known at the time of sale based on contractual terms and are recorded pursuant to the most likely amount method, which is the single most likely amount in a range of possible considerations. Other amounts are estimated pursuant to the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Relevant factors used in the expected value method include: current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. These reserves reflect our best estimates of the variable consideration based on the terms of the respective underlying contracts.

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

A 10% increase or decrease in these estimates would impact net product revenue by a corresponding increase or decrease of approximately $4.0 million.

License Agreements

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

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf, and estimating the associated cost incurred for services performed when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees to be paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) in connection with research and development activities, as well as fees to be paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

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

Refinancing Transactions

Our estimated value of the gain on extinguishment of debt, the embedded derivatives in the 2029 Notes (as defined above) and the liability-classified common stock warrants related to the Refinancing Transactions, were valued using methodologies that incorporate certain unobservable inputs including (i) the volatility of our common stock price, (ii) our estimated credit spread and (iii) an estimate of when the warrants will be exercised based on an option pricing model. See Note 6, “Fair Value Measurements”, and Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Results of Operations

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Product revenue, net	$112,806	$112,011	$795	1%
License and other revenue	32,431	34,022	(1,591)	(5)%
Total revenue	145,237	146,033	(796)	(1)%
Operating expenses:
Cost of sales	6,007	4,942	1,065	22%
Research and development	143,232	138,750	4,482	3%
Selling, general and administrative	115,441	131,881	(16,440)	(12)%
Loss from operations	(119,443)	(129,540)	10,097	(8)%
Other income (expense), net	43,078	(13,236)	56,314	(>100)%
Loss before income taxes	(76,365)	(142,776)	66,411	(47)%
Income tax provision	(57)	(323)	266	(82)%
Net loss	$(76,422)	$(143,099)	$66,677	(47)%

Product Revenue, net (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Product revenue, net	$112,806	$112,011	$795	1%

Net product revenue from U.S. commercial sales of XPOVIO for the year ended December 31, 2024 was relatively consistent as compared to the year ended December 31, 2023. XPOVIO net product revenue was adversely impacted year-over-year by higher gross-to-net adjustments in 2024, driven primarily by 340B discounts and Medicare rebates. We expect net product revenue to increase in 2025 as compared to 2024 due to demand growth.

License and Other Revenue (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Menarini	$28,014	$24,360	$3,654	15%
Antengene	1,680	2,713	(1,033)	(38)%
Other	2,737	6,949	(4,212)	(61)%
Total license and other revenue	$32,431	$34,022	$(1,591)	(5)%

License and other revenue for the year ended December 31, 2024 decreased by $1.6 million as compared to the year ended December 31, 2023 primarily due to a decrease in milestone-related revenue from our other license agreements, offset by an increase in milestone-related and royalty revenue from Menarini. The license agreements with Menarini and Antengene Therapeutics Limited (“Antengene”) are each defined and described in Note 5, “License Agreements”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

We expect license and other revenue to slightly decrease in 2025 as compared to 2024 primarily due to a decrease in milestone-related revenue from our partners.

Operating Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Cost of sales	$6,007	$4,942	$1,065	22%
Research and development	143,232	138,750	4,482	3%
Selling, general and administrative	115,441	131,881	(16,440)	(12)%
Total operating expenses	$264,680	$275,573	$(10,893)	(4)%

Cost of Sales

Cost of sales for the year ended December 31, 2024 was relatively consistent with the year ended December 31, 2023. We expect cost of sales to remain relatively consistent in 2025 as compared to 2024.

Research and Development Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$32,093	$13,319	$18,774	>100%
Selinexor in multiple myeloma	17,320	15,287	2,033	13%
Selinexor in endometrial cancer	15,444	14,271	1,173	8%
Other programs	3,102	12,877	(9,775)	(76)%
Non-program specific clinical trial and related costs	7,522	9,939	(2,417)	(24)%
Total clinical trial and related costs	75,481	65,693	9,788	15%
Unallocated costs:
Personnel costs	44,252	49,907	(5,655)	(11)%
Consulting, professional and other	18,658	16,621	2,037	12%
Stock-based compensation	4,841	6,529	(1,688)	(26)%
Total unallocated costs	67,751	73,057	(5,306)	(7)%
Total research and development expenses	$143,232	$138,750	$4,482	3%

At any one time, we have a number of ongoing clinical development programs that we are conducting independently or in collaboration with third parties. We track our external clinical trial and related costs on a program-by-program basis. Our major programs include our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma. To the extent that external clinical trial and related costs are not attributable to a major program, they are included in “Other programs” and to the extent external clinical trial and related costs cannot be allocated to a specific program, they are included in “Non-program specific clinical trial and related costs.” We also have unallocated research and development costs, which we do not track on a program-by-program basis. These costs represent expenses incurred across multiple programs or to support our general research and development operations.

Research and development expenses for the year ended December 31, 2024 increased by $4.5 million as compared to the year ended December 31, 2023. The $9.8 million increase in clinical trial and related costs was primarily due to increased activity in each of our ongoing Phase 3 trials, including increased purchases of comparator drugs. These increases were partially offset by a $9.8 million decrease in clinical trial and related costs in other programs. The decrease in personnel costs of $5.7 million was primarily due to a reduction in headcount and contractors for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the realization of previously implemented cost reduction initiatives.

We expect our research and development expenses to decrease in 2025 as compared to 2024 due primarily to full enrollment in mid-2024 of our Phase 3 multiple myeloma study and decreased headcount costs, partially offset by an increase in expenses in connection with our ongoing Phase 3 trials in myelofibrosis and endometrial cancer.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Personnel costs	$57,711	$66,465	$(8,754)	(13)%
Consulting, professional and other costs	44,371	50,606	(6,235)	(12)%
Stock-based compensation	13,359	14,810	(1,451)	(10)%
Total selling, general and administrative expenses	$115,441	$131,881	$(16,440)	(12)%

Selling, general and administrative expenses for the year ended December 31, 2024 decreased by $16.4 million as compared to the year ended December 31, 2023. The decrease in personnel costs of $8.8 million and the decrease in stock-based compensation of $1.5 million were primarily due to a reduction in headcount and contractors for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to our ongoing cost reduction initiatives. The decrease in consulting, professional and other costs of $6.2 million was primarily due to lower commercial-related activities in connection with cost optimization efforts during 2024.

We expect our selling, general and administrative expenses to slightly decrease in 2025 as compared to 2024 due to continued realization of previously implemented cost reduction initiatives.

Other Income (Expense), net (in thousands, except for percentages)

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Interest expense	$(37,422)	$(23,823)	$(13,599)	57%
Interest income	7,400	10,943	(3,543)	(32)%
Gain on extinguishment of debt	44,702	—	44,702	100%
Other income (expense), net	28,398	(356)	28,754	(>100)%
Total other income (expense), net	$43,078	$(13,236)	$56,314	(>100)%

Other income (expense), net for the year ended December 31, 2024 increased by $56.3 million as compared to the year ended December 31, 2023, primarily due to a $44.7 million gain on extinguishment of debt from the Refinancing Transactions and a $28.7 million gain from the remeasurement of embedded derivatives and liability-classified common stock warrants, both of which are non-cash items. These gains were partially offset by an increase in interest expense related to the Term Loan and the 2029 Notes and a decrease in interest income resulting from lower investment balances in 2024 as compared to 2023.

We expect other income (expense), net to decrease in 2025 as compared to 2024 due to the $44.7 million gain on extinguishment of debt being a one-time, non-recurring item. We also expect increased interest expense in 2025 as compared to 2024 on the Term Loan and the 2029 Notes, as both of these instruments were issued in May 2024, and 2025 will include a full year of interest expense on these instruments. The future impact from remeasurements of the embedded derivatives and liability-classified common stock warrants will depend on a variety of factors, including movements in our stock price, and cannot be forecasted.

Results of Operations - Years Ended December 31, 2023 and 2022

Discussion and analysis of the results of operations for the year ended December 31, 2023 as compared to the results of operations for the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024 (“2023 Form 10-K”).

Liquidity, Capital Resources and Going Concern

Cash flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of December 31, 2024, our principal source of liquidity was $108.7 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $76.4 million for the year ended December 31, 2024.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. We expect that our cash, cash equivalents and investments as of December 31, 2024 will be sufficient to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025. See “Liquidity, Capital Resources and Going Concern – Funding Requirements” below and Note 1 “Organization and Operations” to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our cash flows (in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(127,486)	$(92,723)	$(34,763)	37%
Net cash provided by investing activities	95,473	7,940	87,533	>100%
Net cash provided by financing activities	41,646	1,124	40,522	>100%
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	(34)	23	(68)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,622	$(83,693)	$93,315	(>100)%

Net Cash Used in Operating Activities

The $34.8 million increase in net cash used in operating activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by working capital changes, including the collection of $27.3 million of milestone payments from Antengene in 2023.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased by $87.5 million during the year ended December 31, 2024 as compared to the year ended December 31,2023. Proceeds from the maturities of investments decreased by $12.7 million in 2024, which was significantly offset by a decrease of $100.3 million in purchases of investments in 2024, due to liquidity needs to fund our operations.

Net Cash Provided by Financing Activities

The $40.5 million increase in net cash provided by financing activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by $83.3 million of proceeds from the Term Loan, partially offset by a $40.5 million payment of our deferred royalty obligation to HCRx and a $2.6 million payment of debt issuance costs related to the Refinancing Transactions.

A discussion of changes in our financial condition for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with HCRx, which was subsequently amended on June 23, 2021, August 1, 2023 and May 8, 2024 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which provides for a senior secured term loan facility of $100.0 million. For additional information, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the year ended December 31, 2024, we received $19.6 million in milestone and upfront payments under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the Menarini Agreement, Menarini will reimburse us for 25% of all development related expenses we incur for selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $15.0 million of reimbursements for development related expenses under the Menarini Agreement during the year ended December 31, 2024.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of office and research space in Newton, Massachusetts, which was amended in November 2024 and under which we currently lease a total of 98,502 square feet of research and office space through September 30, 2025, which will be reduced to 52,224 square feet of solely office space from October 1, 2025 through September 30, 2030. We expect to incur total lease costs of $10.9 million from January 1, 2025 to September 30, 2030.

Contractual Obligations

We have contractual obligations under our (i) 2025 Notes; (ii) Credit Agreement, (iii) 2029 Notes, and (iv) Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Funding Requirements

We expect to continue to incur costs related to our clinical development programs as we continue to advance our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma, as well as commercialization expenses related to sales, marketing, manufacturing and distribution of our approved products, to the extent that these functions are not the responsibility of our collaborators.

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

Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See Note 1, “Organization and Operations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern. We currently expect that cash, cash equivalents and investments as of December 31, 2024 will be sufficient to fund our current operating plans and debt obligation requirements into the fourth quarter of 2025 while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Annual Report on Form 10-K.

In addition to the expenses required to fund our operations described above, our funding requirements as of December 31, 2024 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $10.9 million through September 30, 2030;
•
Future obligations related to the 2025 Notes of $25.2 million through October 2025;
•
Future obligations related to the 2029 Notes of $146.4 million through May 2029;
•
Future obligations related to the Credit Agreement of $142.7 million through May 2028 in addition to our requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $119.9 million by October 1, 2031.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $108.7 million as of December 31, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

February 19, 2025

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

During the fourth quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2025 Proxy Statement. We expect to file our 2025 Proxy Statement with the SEC within 120 days of December 31, 2024.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, insider trading policies and procedures and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2025 Proxy Statement and is incorporated herein by reference. Information regarding our executive officers is set forth in “Business - Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2025 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception, expects to incur significant operating losses for the foreseeable future, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Research and Development Costs

Description of the Matter

The Company’s accrued research and development costs totaled $26.7 million at December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued research and development costs are recognized based on reviewing quotes and contracts, identifying services that have been performed on the Company’s behalf and estimating the associated costs incurred for services performed when invoices have not yet been received. Payments for these activities are based on the terms of individual arrangements, which vary from contract to contract, and may differ from the pattern of costs incurred and are reflected on the consolidated balance sheet as accrued expenses when expenses incurred exceed payments to date.

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

Boston, Massachusetts

February 19, 2025

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$62,476	$52,231
Investments	46,236	139,212
Accounts receivable, net	30,766	26,962
Inventory	4,739	3,043
Prepaid expenses and other current assets	12,245	11,813
Restricted cash	30	660
Total current assets	156,492	233,921
Property and equipment, net	400	606
Operating lease right-of-use assets	5,884	4,276
Restricted cash	308	301
Other assets	1,334	1,334
Total assets	$164,418	$240,438
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,107	$3,123
Accrued expenses	60,652	61,394
Convertible senior notes due 2025	24,426	—
Operating lease liabilities	438	3,308
Other current liabilities	1,641	1,654
Total current liabilities	92,264	69,479
Convertible senior notes due 2025	—	170,919
Convertible senior notes due 2029	68,345	—
Senior secured term loan	94,603	—
Deferred royalty obligation	73,499	132,479
Common stock warrants	12,582	—
Operating lease liabilities, net of current portion	6,712	2,789
Other liabilities	2,430	978
Total liabilities	350,435	376,644
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000 shares authorized; 126,201 and 114,915 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	12
Additional paid-in capital	1,377,786	1,350,981
Accumulated other comprehensive loss	(356)	(161)
Accumulated deficit	(1,563,460)	(1,487,038)
Total stockholders’ deficit	(186,017)	(136,206)
Total liabilities and stockholders’ deficit	$164,418	$240,438

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$112,806	$112,011	$120,445
License and other revenue	32,431	34,022	36,629
Total revenue	145,237	146,033	157,074
Operating expenses:
Cost of sales	6,007	4,942	5,213
Research and development	143,232	138,750	148,662
Selling, general and administrative	115,441	131,881	145,401
Total operating expenses	264,680	275,573	299,276
Loss from operations	(119,443)	(129,540)	(142,202)
Other income (expense):
Interest income	7,400	10,943	2,359
Interest expense	(37,422)	(23,823)	(24,996)
Gain on extinguishment of debt	44,702	—	—
Other income (expense), net	28,398	(356)	(83)
Total other income (expense), net	43,078	(13,236)	(22,720)
Loss before income taxes	(76,365)	(142,776)	(164,922)
Income tax provision	(57)	(323)	(369)
Net loss	$(76,422)	$(143,099)	$(165,291)
Basic net loss per share (Note 2)	$(0.63)	$(1.25)	$(2.02)
Diluted net loss per share (Note 2)	$(0.93)	$(1.25)	$(2.02)
Weighted-average number of common shares outstanding used to compute basic net loss per share	121,863	114,221	81,871
Weighted-average number of common shares outstanding used to compute diluted net loss per share	126,809	114,221	81,871

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net loss	$(76,422)	$(143,099)	$(165,291)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	133	278	(341)
Foreign currency translation adjustment	(328)	199	(488)
Comprehensive loss	$(76,617)	$(142,622)	$(166,120)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	75,746	$8	$1,098,776	$191	$(1,178,648)	$(79,673)
Vesting of restricted stock	957	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	726	—	3,977	—	—	3,977
Stock-based compensation expense	—	—	35,399	—	—	35,399
Issuance of common stock, net of issuance costs	35,784	4	189,757	—	—	189,761
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency cumulative translation adjustment	—	—	—	(488)	—	(488)
Net loss	—	—	—	—	(165,291)	(165,291)
Balance as of December 31, 2022	113,213	12	1,327,909	(638)	(1,343,939)	(16,656)
Vesting of restricted stock	1,054	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	648	—	1,124	—	—	1,124
Stock-based compensation expense	—	—	21,709	—	—	21,709
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized gain on investments	—	—	—	278	—	278
Foreign currency cumulative translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(143,099)	(143,099)
Balance as of December 31, 2023	114,915	12	1,350,981	(161)	(1,487,038)	(136,206)
Vesting of restricted stock	2,436	—	—	—	—	—
Shares issued under the employee stock purchase plan	1,978	—	1,452	—	—	1,452
Issuance of common stock for financial advisory fee	6,872	1	6,927	—	—	6,928
Stock-based compensation expense	—	—	18,426	—	—	18,426
Unrealized gain on investments	—	—	—	133	—	133
Foreign currency cumulative translation adjustment	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(76,422)	(76,422)
Balance as of December 31, 2024	126,201	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(76,422)	$(143,099)	$(165,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,426	21,709	35,399
Depreciation and amortization	340	530	621
Amortization of debt issuance costs and discounts	6,369	814	812
Net amortization of premiums and discounts on investments	(2,504)	(4,098)	(825)
Gain on extinguishment of debt	(44,702)	—	—
Change in fair value of embedded derivatives and common stock warrants	(28,691)	—	(281)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,804)	20,124	(5,084)
Inventory	(1,696)	1,181	(118)
Prepaid expenses and other assets	(432)	6,674	(5,782)
Operating lease right-of-use assets	(1,608)	1,962	1,677
Accounts payable	1,984	350	1,170
Accrued expenses and other liabilities	4,201	4,002	(9,536)
Operating lease liabilities	1,053	(2,872)	(2,316)
Net cash used in operating activities	(127,486)	(92,723)	(149,554)
Investing activities
Proceeds from maturities of investments	154,437	167,091	121,878
Purchases of investments	(58,822)	(159,151)	(226,016)
Purchases of property and equipment	(142)	—	(118)
Net cash provided by (used in) investing activities	95,473	7,940	(104,256)
Financing activities
Proceeds from issuance of senior secured term loan	83,300	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	189,761
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	1,452	1,124	3,977
Payment of debt issuance costs	(2,588)	—	—
Payment of deferred royalty obligation	(40,518)	—	—
Net cash provided by financing activities	41,646	1,124	193,738
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	(34)	(488)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,622	(83,693)	(60,560)
Cash, cash equivalents and restricted cash at beginning of period	53,192	136,885	197,445
Cash, cash equivalents and restricted cash at end of period	$62,814	$53,192	$136,885
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$62,476	$52,231	$135,188
Short-term restricted cash	30	660	1,064
Long-term restricted cash	308	301	633
Total cash, cash equivalents and restricted cash	$62,814	$53,192	$136,885
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$21,475	$16,053	$29,273
Cash paid for interest on convertible debt and term loan	$17,120	$5,175	$5,175
Cash paid for amounts included in the measurement of operating lease liabilities	$3,493	$3,718	$3,447
Lease liabilities arising from obtaining right-of-use assets	$3,602	$—	$—
Convertible senior notes due 2029 issued with warrants to purchase 45,776 shares of common stock in exchange for a $148.0 million reduction of convertible senior notes due 2025	$111,000	$—	$—
Senior secured term loan issued in exchange for a $14.7 million reduction of deferred royalty obligation	$15,000	$—	$—
Issuance of common stock used to settle a financial advisory fee related to financing activities	$7,697	$—	$—
Convertible senior notes due 2029 issued in exchange for a $5.0 million reduction of deferred royalty obligation	$5,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet cancer indications, including our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO® (selinexor)(the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in over 45 countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that such additional funding will be available on terms acceptable to us, or at all. We may also be required to reduce our current spending requirements where possible.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of (i) Karyopharm Therapeutics Inc., (ii) Karyopharm Securities Corp. (“KSC”), our wholly-owned Massachusetts corporation incorporated in December 2013 and dissolved in October 2024, (iii) Karyopharm Europe GmbH, our wholly-owned German limited liability company, incorporated in September 2014, and (iv) Karyopharm Israel Ltd., our wholly-owned Israeli subsidiary formed in June 2018. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the disclosure requirements related to this new standard.

Segment Information

Operating segments are defined as components of an enterprise whose operating results are regularly reviewed by the Chief Operating Decision Maker ("CODM") to allocate resources and assess performance. We view our operations and manage our business as a single operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer. All our revenue and all our long-lived assets are attributable to the United States and to our single operating segment.

Our CODM is our Chief Executive Officer who uses net loss as reported on the consolidated statements of operations to monitor budget versus actual results and to ensure we have sufficient capital resources to develop and seek regulatory approval of our product candidates. The following table presents the significant revenue and expense categories in our single operating segment:

	For the Years Ended December 31,
	2024	2023	2022
Revenue from external customers	$145,237	$146,033	$157,074
Cost of sales (1)	(5,780)	(4,572)	(4,987)
Research and development expenses (2)	(144,756)	(138,135)	(142,046)
Commercial expenses (2)	(50,875)	(60,640)	(65,401)
General and administrative expenses (2)	(44,843)	(50,517)	(51,443)
Other segment income (expenses) (3)	24,595	(35,268)	(58,488)
Net loss of our single operating segment	$(76,422)	$(143,099)	$(165,291)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other income (expense), net on the consolidated statements of operations, income tax provision, and stock-based compensation expense

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including estimates related to our net product revenue, license and other revenue, clinical trial accruals, stock-based compensation expense, interest expense on our deferred royalty obligation, embedded derivative liabilities, liability-classified common stock warrants, valuation allowances, and other reported amounts of expenses during the reported period. We base our estimates on historical experience and other market-specific or relevant assumptions that we believe to be reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents and investments. We hold these investments in highly rated financial institutions, and, by policy, limit the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. We have no off-balance sheet concentrations of credit risk.

The following table summarizes customers that represent 10% or greater of our consolidated total revenue:

	For the Years Ended December 31,
	2024	2023	2022
Customer A	24%	35%	32%
Customer B	25%	23%	24%
Customer C	23%	13%	13%
Menarini	19%	17%	10%

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable, net balance:

	As of December 31,
	2024	2023
Customer A	25%	31%
Customer B	33%	22%
Customer C	19%	11%
Customer D	14%	<10%
Menarini	<10%	17%

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

Accounts Receivable

Amounts are recorded as accounts receivable when our right to consideration is unconditional other than the passage of time. Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 31 to 68 days. We analyze accounts for collectability and periodically evaluate the creditworthiness of our customers. We determined an allowance for credit losses was not material as of December 31, 2024 and 2023 as we have had no bad debt write-offs to date and we do not currently have credit issues with any customers.

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

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (“HCRx”), as discussed further in Note 10, “Long-Term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense with a corresponding impact to the classification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Embedded Derivatives

Embedded derivatives that require bifurcation are separated from the host debt instrument and are measured at fair value at the end of each reporting period. See Note 6, “Fair Value Measurements”, for additional detail on the valuation methodology. Changes in fair value are recognized as a component of other income (expense), net on our consolidated statements of operations. Embedded derivatives are reported in the same line as the host debt instrument on the consolidated balance sheets.

Common Stock Warrants

We classify our common stock warrants in stockholder’s equity if they allow for settlement only in shares of our common stock, are indexed to our common stock, and meet the criteria for equity classification. Common stock warrants that do not meet the criteria for equity classification are classified as liabilities and are measured at fair value at the end of each reporting period. See Note 6, “Fair Value Measurements”, for additional detail on the valuation methodology.

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

Product Revenue Recognition

We ship XPOVIO in the U.S. to specialty pharmacies and specialty distributors, collectively referred to as our customers, under a limited number of distribution arrangements with such third parties. Our specialty pharmacy customers resell XPOVIO directly to patients, while our specialty distributor customers resell XPOVIO to healthcare entities, who then resell XPOVIO to patients. We also enter into certain arrangements with group purchasing organizations and/or other payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

Each unit of XPOVIO that is ordered by our customers represents a distinct performance obligation that is completed when control of the product is transferred to the customer. Accordingly, we recognize product revenue when the customer obtains control of our product, which occurs at a point in time, upon delivery pursuant to our agreements with our customers. If taxes are collected from customers relating to product sales and remitted to governmental authorities, they are excluded from revenue.

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

Product returns: Consistent with industry practice, we offer our customers and other indirect purchasers a limited right of return for purchased units of XPOVIO for damage, defect, recall, and/or product expiry (beginning three months prior to the product’s expiration date and ending six to twelve months after the product’s expiration date). We estimate the amount of product sales that will be returned using quantitative and qualitative considerations, such as visibility into the inventory remaining in the distribution channel and historical returns data. Reserves for estimated returns are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a component of accrued expenses. We update our estimated return liability each reporting period based on actual shipments of XPOVIO subject to contractual return rights, changes in expectations about the amount of estimated and/or actual returns, and other qualitative considerations.

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

License Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customer may include non-refundable upfront fees, payments upon the exercise of options, payments based upon the achievement of defined milestones, and royalties on sales of products and product candidates if they are approved and commercialized. Our license agreements are detailed in Note 5, “License Agreements”.

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

Foreign Currency Transactions

The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded on the consolidated statements of operations and were immaterial for the years ended December 31, 2024, 2023 and 2022.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance against deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. We have evaluated available evidence and concluded that we may not realize the benefit of our deferred tax assets; therefore, a valuation allowance has been established for the full amount of the net deferred tax assets. We recognize interest and/or penalties related to income tax matters in income tax expense. Our state tax provision pertains to income generated by our KSC entity. Our foreign tax provision pertains to foreign income taxes due by our German and Israel subsidiaries, both of which operate on a cost-plus profit margin basis.

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

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 3.00% unsecured convertible senior notes due 2025 (the “2025 Notes”) in cash, shares or any combination of the two. There was no impact of the 2025 Notes on the calculation of dilutive loss per common share during the years ended December 31, 2023 and 2022 because they were anti-dilutive in these periods. The table below describes the impact of the 2025 Notes on the calculation of dilutive loss per common share during the year ended December 31, 2024.

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 6.00% secured convertible senior notes due 2029 (the “2029 Notes”) in cash, shares or any combination of the two. The 2029 Notes were issued in May 2024 and did not impact the calculation of dilutive loss per common share during the year ended December 31, 2024 because they were anti-dilutive in this period.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase up to 55,563,775 shares of our common stock were outstanding as of December 31, 2024. These warrants are not included in the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses. There was no impact of these warrants on the calculation of dilutive loss per common share during the years ended December 31, 2024, 2023 and 2022 because they were anti-dilutive in these periods.

The following is a reconciliation of the numerator and denominator used to calculate diluted net loss per common share for the year ended December 31, 2024 (in thousands except per share amounts):

For the Year Ended December 31, 2024
Net loss	$(76,422)
Add back interest expense on the 2025 Notes	2,736
Add back gain on extinguishment of debt	(44,702)
Numerator for diluted net loss per common share (A)	$(118,388)
Weighted-average number of common shares outstanding	121,863
Dilutive effect of 2025 Notes calculated using the if-converted method	4,946
Denominator for diluted net loss per common share (B)	126,809
Diluted net loss per common share (= A / B)	$(0.93)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect under the treasury method (in thousands):

	As of December 31,
	2024	2023	2022
Outstanding common share warrants	55,564	9,788	9,538
Outstanding stock options	6,383	8,621	13,026
Unvested RSUs and PSUs	12,768	7,666	3,403

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

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. The following table summarizes activity in each of the product revenue allowance and reserve categories (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Beginning balance as of January 1, 2022	$1,911	$2,306	$344	$4,561
Provision related to sales in the current year	17,920	9,979	219	28,118
Credits or payments made	(16,966)	(8,551)	(21)	(25,538)
Ending balance as of December 31, 2022	2,865	3,734	542	7,141
Provision related to sales in the current year	21,106	11,025	—	32,131
Credits or payments made	(21,455)	(10,089)	(224)	(31,768)
Ending balance as of December 31, 2023	2,516	4,670	318	7,504
Provision related to sales in the current year	29,346	18,021	3,172	50,539
Credits or payments made	(27,632)	(8,848)	(1,635)	(38,115)
Ending balance as of December 31, 2024	$4,230	$13,843	$1,855	$19,928

Discounts and chargebacks are recorded as reductions of accounts receivable, and returns, fees, rebates, and other incentives are recorded as a component of accrued expenses and other liabilities.

As of December 31, 2024 and 2023, net product revenue of $27.8 million and $17.8 million, respectively, was included in accounts receivable, net.

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

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of December 31,
	2024	2023
Raw materials	$720	$553
Work in process	3,542	1,732
Finished goods	477	758
Total inventory	$4,739	$3,043

5. License Agreements

The following license agreements affected the consolidated financial statements during the years ended December 31, 2024, 2023 and 2022:

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

We identified the following performance obligations in the Amended Antengene Agreement: exclusive licenses, initial data transfers, and a stand-ready obligation to provide initial clinical supply for each of the Antengene Licensed Compounds. We also identified as performance obligations the following customer options for each of the Antengene Licensed Compounds that were offered at a significant and incremental discount and represent material rights: (i) the material right for additional data transfers; (ii) the material right for additional clinical supply and related substance supply; (iii) the material right for manufacturing technology transfers and licenses; and (iv) the material right for the option for a backup compound, which represents Antengene’s option to select a replacement compound in the event it elects to discontinue the development of the Antengene Licensed Compounds. All of the performance obligations that received an allocation of the initial transaction price of $11.7 million were fully satisfied as of December 31, 2021.

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

We assessed this arrangement and concluded that the contract counterparty, Menarini, is a customer. We identified the following material promises in the arrangement: the granting of a non-exclusive license to develop, and an exclusive license to commercialize the Product, as well as the initial transfer of know-how and information to Menarini. The Amended Menarini Agreement provides that we will supply to Menarini, and Menarini will purchase from us, all required quantities of Product for the Expanded Menarini Territory in accordance with a supply agreement separately entered into by and between us and Menarini in 2022 (the “Supply Agreement”). We determined that the promise of the Supply Agreement was not a performance obligation at the outset of the arrangement as the rate charged for the Product was not at a significant and incremental discount and therefore did not represent a material right. We then determined that the granting of the license and the initial transfer of know-how were not distinct from one another and must be combined as a performance obligation (the “Combined Performance Obligation”). Based on these determinations, we identified one distinct performance obligation at the inception of the contract: the Combined Performance Obligation. We further determined that the up-front payment of $75.0 million constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the Combined Performance Obligation. The Combined Performance Obligation was fully satisfied as of December 31, 2021.

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

Summary of License and Other Revenue

The following table presents information about our license and other revenue (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Menarini	$28,014	$24,360	$15,672
Antengene	1,680	2,713	13,353
Other	2,737	6,949	7,604
Total license and other revenue	$32,431	$34,022	$36,629

During the year ended December 31, 2024, we recognized (i) $15.0 million of revenue for the reimbursement of development-related expenses, $10.0 million of milestone revenue, $2.2 million of royalty revenue, and $0.8 million of other reimbursement revenue from Menarini; (ii) $1.7 million of royalty revenue from Antengene; and (iii) $2.0 million of milestone-related revenue, $0.4 million of royalty revenue, and $0.3 million of other reimbursement revenue from our other partners.

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

License and other revenue of $2.9 million and $9.1 million were included in accounts receivable, net as of December 31, 2024 and 2023, respectively. No license and other revenue was included in other current assets as of December 31, 2024. License and other revenue of $1.0 million was included in other current assets as of December 31, 2023.

6. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of December 31, 2024 and 2023.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$46,990	$46,990	$—	$—
Commercial paper	5,072	—	5,072	—
Investments:
Corporate debt securities	39,091	—	39,091	—
Commercial paper	3,166	—	3,166	—
U.S. government and agency securities	3,979	—	3,979	—
	$98,298	$46,990	$51,308	$—

	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,963	$27,963	$—	$—
U.S. government and agency securities	1,998	—	1,998	—
Investments:
Corporate debt securities	77,961	—	77,961	—
Commercial paper	13,744	—	13,744	—
U.S. government and agency securities	47,507	—	47,507	—
	$169,173	$27,963	$141,210	$—

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The following liabilities are measured at fair value at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net on our consolidated statements of operations. See Note 10, “Long-Term Obligations”, to our consolidated financial statements for further discussion of the following Level 3 liabilities:

(1)
The embedded derivative liability (the “HCRx Derivative”) associated with a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) we entered into with HCRx in September 2019 and as amended in June 2021, August 2023 and May 2024 (as amended, the “Amended Revenue Interest Agreement”) is included as a component of the deferred royalty obligation on our consolidated balance sheets. The valuation method for the HCRx Derivative incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument. The HCRx Derivative was deemed to have a de-minimus value as of December 31, 2024 primarily due to a $56.2 million decrease in the deferred royalty obligation during the year ended December 31, 2024.
(2)
The embedded derivative liabilities (the “2029 Notes Derivatives”) associated with the 2029 Notes are included as a component of the 2029 Notes on our consolidated balance sheets. The valuation method for the 2029 Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
(3)
The warrants to purchase up to 45.8 million shares of our common stock issued in May 2024 (the “May 2024 Warrants”) are classified as a long-term liability on our consolidated balance sheets. The valuation method for the May 2024 Warrants incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the May 2024 Warrants will be exercised based on an option pricing model.

The following table sets forth a summary of the changes in the estimated fair value of the liabilities described above, which are all classified as Level 3 (in thousands):

	HCRx Derivative	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2022	$2,800	$—	$—
Balance as of December 31, 2023	$2,800	$—	$—
Initial recognition	—	28,877	23,284
Change in fair value	(2,800)	(15,189)	(10,702)
Balance as of December 31, 2024	$—	$13,688	$12,582

See Note 10, “Long-Term Obligations”, to our consolidated financial statements for further discussion on the fair value of our debt instruments.

7. Investments

The following tables summarize our investments in debt securities, classified as available-for-sale (in thousands):

	As of December 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$39,027	$66	$(2)	$39,091
Commercial paper	3,165	1	—	3,166
U.S. government and agency securities	3,978	1	—	3,979
Total	$46,170	$68	$(2)	$46,236

	As of December 31, 2023
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$78,004	$79	$(122)	$77,961
Commercial paper	13,734	13	(3)	13,744
U.S. government and agency securities	47,543	4	(40)	47,507
Total	$139,281	$96	$(165)	$139,212

As of December 31, 2024 and 2023, we held 5 and 41 debt securities, respectively, that were in an unrealized loss position. The unrealized losses as of December 31, 2024 and 2023 were attributable to changes in interest rates and do not represent credit losses. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All our investments mature within two years from December 31, 2024. The following tables summarize our debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$4,456	$(2)	$—	$—	$4,456	$(2)
Commercial paper	1,175	—	—	—	1,175	—
Total	$5,631	$(2)	$—	$—	$5,631	$(2)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$50,322	$(112)	$4,279	$(10)	$54,601	$(122)
Commercial paper	6,952	(3)	—	—	6,952	(3)
U.S. government and agency securities	27,191	(37)	1,997	(3)	29,188	(40)
Total	$84,465	$(152)	$6,276	$(13)	$90,741	$(165)

8. Stockholders’ Equity

Authorized Common Shares

On May 24, 2023, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 200,000,000 shares to 400,000,000 shares.

On January 30, 2025, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our capital stock from 405,000,000 to 805,000,000 and the number of authorized shares of our common stock from 400,000,000 shares to 800,000,000 shares. In addition, on January 30, 2025, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued shares of common stock at a ratio within the range of not less than 1-for-5 and not greater than 1-for-15, and a proportionate reduction in the number of authorized shares of common stock, with the exact ratio within such range and the implementation and timing of such reverse stock split to be determined at the sole discretion of our Board of Directors, without further approval or authorization of our stockholders.

Private Placement Offering

On December 5, 2022, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a private placement offering of securities, an aggregate of 31,791,908 shares of common stock. We received aggregate net proceeds of approximately $154.7 million.

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

During the year ended December 31, 2022, we sold an aggregate of 3,991,652 Open Market Shares under the 2018 Open Market Sale Agreement, for net proceeds of $35.1 million. We did not sell any Open Market Shares under the 2018 Open Market Sale Agreement nor any Shares under the 2023 Open Market Sale Agreement during the years ended December 31, 2024 and 2023. As of December 30, 2024, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

9. Stock-based Compensation

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), succeeding our 2013 Stock Incentive Plan (the “2013 Plan”), which has expired and under which no further grants may be made. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards and other stock-based awards. On May 24, 2023 and May 29, 2024, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 5,000,000 and 6,000,000 shares, respectively. As of December 31, 2024, there were 8,070,510 shares available for future grants under the 2022 Plan.

Under the terms of the 2022 Plan and the 2013 Plan, we granted stock options, RSUs, and PSUs to our employees, officers, directors, consultants and advisors. Stock options have a ten-year term and an exercise price equal to the fair market value of a share of our common stock on the grant date. Stock options and RSUs vest over a period of one to four years. PSUs will vest if certain performance goals are achieved over a certain performance period. Certain portions of certain PSU awards vest based on continuous service to the Company throughout the performance period even if the performance goal is not achieved.

During 2024, 2023, and 2022, we also granted stock options and RSUs through inducement grants outside of our stockholder approved equity compensation plans as permitted under the Nasdaq Stock Market listing rules to certain employees to induce them to accept employment with us (collectively, “Inducement Awards”). In February 2022, our Board approved the 2022 Inducement Stock Incentive Plan (the “2022 Inducement Plan”) under which 850,000 shares of common stock were initially reserved for issuance for inducement awards to be granted to newly hired full-time employees. In 2022, 2023, and 2024, the Board increased the number of shares reserved for issuance under the 2022 Inducement Plan by 850,000, 1,200,000, and 1,000,000, respectively. We assessed the terms of these Inducement Awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. As of December 31, 2024, there were 1,523,535 shares available for future grants under the 2022 Inducement Plan.

As of December 31, 2024, we had 28,745,131 shares reserved for issuance, which includes shares available for future grants and outstanding stock options, RSUs and PSUs under the 2013 Plan, 2022 Plan, and Inducement Awards (including the Inducement Awards granted under the 2022 Inducement Plan).

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cost of sales	$227	$370	$226
Research and development	4,841	6,529	14,351
Selling, general and administrative	13,358	14,810	20,822
Total	$18,426	$21,709	$35,399

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Options	$4,807	$8,862	$21,513
RSUs	10,961	10,662	12,587
PSUs	1,197	1,222	—
ESPP	691	963	1,299
Other	770	—	—
Total	$18,426	$21,709	$35,399

We agreed with our financial advisor to settle our fee for services provided in connection with the May 2024 refinancing transactions described in Note 10, “Long-Term Obligations”, through the private placement of 6,872,027 shares of our common stock, resulting in $6.9 million being capitalized to our consolidated balance sheet as a debt issuance cost and $0.8 million being expensed to selling, general and administrative expense as stock-based compensation expense on our consolidated statements of operations during the year ended December 31, 2024.

During the year ended December 31, 2022, we accelerated the vesting and extended the exercise date of certain stock-based awards granted to our former Chief Executive Officer and former Chief Scientific Officer in connection with their departure from the Company in May 2022. These modifications resulted in the recognition of incremental stock-based compensation expense of $7.4 million for the year ended December 31, 2022.

Stock Options

The following table summarizes stock option activity related to the 2013 Plan, 2022 Plan, and Inducement Awards (including the stock option Inducement Awards granted under the 2022 Inducement Plan):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	8,620,810	$10.79	5.3	$—
Granted	515,902	$0.91
Forfeited	(2,671,431)	$11.47
Expired	(82,000)	$38.13
Options outstanding as of December 31, 2024	6,383,281	$9.33	4.4	$—
Options exercisable as of December 31, 2024	5,362,973	$10.31	3.6	$—

There were no stock options exercised for the year ended December 31, 2024. The total intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the stock option awards:

	For the Years Ended December 31,
	2024	2023	2022
Volatility	80%	80%	79%-81%
Expected term (in years)	5.5-6.1	5.5-5.9	5.5-6.1
Risk-free interest rate	4.43%-4.63%	3.75%-4.21%	1.69%-4.23%
Dividend	—%	—%	—%

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

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2024, 2023 and 2022 was $0.64, $1.54 and $5.83 per share, respectively.

As of December 31, 2024, there was $2.6 million of unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following is a summary of RSU and PSU activity for the 2013 Plan, 2022 Plan, and Inducement Awards (including RSU Inducement Awards granted under the 2022 Inducement Plan):

	Number of Shares Underlying RSUs and PSUs	Weighted -Average Grant Date Fair Value
Unvested as of December 31, 2023	7,666,426	$4.40
Granted	8,889,717	$1.42
Forfeited	(1,351,473)	$2.52
Vested	(2,436,865)	$5.04
Unvested as of December 31, 2024	12,767,805	$2.41

The total fair value of RSUs and PSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $2.9 million, and $8.3 million, respectively. As of December 31, 2024, there was $19.0 million of unrecognized compensation expense related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

We have an ESPP that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. In 2013, our stockholders approved an annual increase in the number of shares of common stock authorized for issuance pursuant to the ESPP to be added on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2023, equal to the lesser of 484,848 shares of our common stock, 1% of the number of outstanding shares on such date, or an amount determined by the Board (the “Evergreen Provision”). On May 24, 2023, our stockholders approved an amendment and restatement of our ESPP (the “Amended & Restated ESPP”), which (i) eliminated the Evergreen Provision and (ii) increased the number of shares of common stock authorized for issuance under the ESPP by 1,500,000 shares. On May 29, 2024, our stockholders approved an amendment to the Amended & Restated ESPP to increase the number of shares of our common stock available for issuance under the Amended & Restated ESPP by 5,000,000 shares. As of December 31, 2024, 4,655,260 shares of our common stock remained available for issuance under the Amended & Restated ESPP.

During the years ended December 31, 2024, 2023 and 2022, $1.5 million, $1.1 million and $2.3 million, respectively, was withheld from employees, on an after-tax basis, in order to purchase 1,977,558, 638,182 and 508,391 shares of our common stock, respectively. As of December 31, 2024, there was $0.2 million of total unrecognized stock-based compensation expense related to the Amended & Restated ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the Amended & Restated ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2024	2023	2022
Volatility	77% - 80%	77% - 92%	68% - 131%
Expected term (in years)	0.4-0.5	0.5	0.5
Risk-free interest rate	4.42% - 5.51%	4.58% - 5.51%	0.06% - 4.58%
Dividend	—%	—%	—%

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which was being amortized to interest expense using the effective interest method over seven years. In May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 45.8 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions (the “Remaining 2025 Notes”) and as of December 31, 2024.

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

As of December 31, 2024, none of the above circumstances had occurred and as such, the Remaining 2025 Notes could not have been converted.

We may redeem for cash all or part of the Remaining 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the Remaining 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the Remaining 2025 Notes as of December 31, 2024.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of December 31,
	2024	2023
Principal	$24,500	$172,500
Less: unamortized debt issuance costs	(74)	(1,581)
2025 Notes	$24,426	$170,919

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of December 31, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the 2025 Notes as of December 31, 2024 and 2023 was $19.1 million and $87.9 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Contractual interest expense	$2,354	$5,175	$5,175
Amortization of debt issuance costs	382	814	812
Total interest expense	$2,736	$5,989	$5,987

Future minimum payments on the Remaining 2025 Notes were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
Minimum payments due in 2025	$25,236
Less: interest expense and unamortized debt issuance costs	(810)
2025 Notes	$24,426

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

All obligations under the Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of December 31, 2024, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

As of December 31, 2024
Principal	$100,000
Less: unamortized debt issuance costs	(5,397)
Term Loan	$94,603

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate is approximately 17%. The principal value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years. We recognized $10.8 million of interest expense related to the Term Loan during the year ended December 31, 2024, which consisted of $9.4 million of contractual interest expense and $1.4 million of debt issuance cost amortization.

Future minimum payments on the Term Loan as of December 31, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$13,854
2026	32,517
2027	35,707
2028	60,607
Total minimum payments	142,685
Less: interest expense and unamortized debt issuance costs	(48,082)
Term Loan	$94,603

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of December 31, 2024, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of December 31, 2024, we were in compliance with these covenants.

We accounted for the exchange of the 2025 Notes for the 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes. We recognized a $44.7 million gain on extinguishment of debt during the year ended December 31, 2024, the components of which are shown in the following table (in thousands):

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

As required by extinguishment accounting, the 2029 Notes received by the holders of the 2025 Notes were recorded at their initial fair value of $78.9 million as of May 8, 2024, which was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The $32.1 million difference between the initial fair value of $78.9 million and the principal amount of $111.0 million will be amortized to interest expense over the five-year term of the 2029 Notes using the effective interest method over five years.

In connection with the issuance of the 2029 Notes, we incurred $5.0 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over five years.

We have determined that the Conversion Option and Redemption Option are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. These derivatives are referred to as the 2029 Notes Derivatives in Note 6, “Fair Value Measurements”, to our consolidated financial statements. The 2029 Notes Derivatives were bifurcated at their initial fair value of $28.9 million.

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of approximately 27% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,981
Bifurcation of embedded derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,969

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

As of December 31, 2024
Principal	$116,000
Less: unamortized debt issuance costs and discounts	(61,343)
Plus: fair value of bifurcated derivative	13,688
2029 Notes	$68,345

We determined the expected life of the 2029 Notes was equal to its five-year term. As of December 31, 2024, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy as it uses unobservable inputs. The estimated fair value of the 2029 Notes as of December 31, 2024 was approximately $81.7 million.

We recognized $9.0 million of interest expense related to the 2029 Notes during the year ended December 31, 2024, which consisted of $4.6 million of amortization and $4.4 million of contractual interest expense.

Future minimum payments on the 2029 Notes as of December 31, 2024 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$6,960
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	146,392
Less: interest expense and unamortized debt issuance costs and discounts	(91,735)
Plus: fair value of bifurcated derivative	13,688
2029 Notes	$68,345

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

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date in which HCRx has received cash payments totaling $263.3 million or (ii) the legal maturity date of October 1, 2031. If HCRx has not received total payments equal to $263.3 million by October 1, 2031, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less payments previously paid to HCRx.

In the event of a change of control, an event of default, including, among others, our failure to pay any amounts due to HCRx, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed timeframe, we are obligated to pay HCRx an amount equal to $263.3 million less payments previously paid to HCRx.

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

We have also determined that the repayment of $263.3 million, less all payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition as further described in Note 6, “Fair Value Measurements”.

As of December 31, 2024, we have made $143.4 million in payments to HCRx. The effective interest rate as of December 31, 2024 was approximately 16%. We have incurred debt issuance costs totaling $1.7 million, which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of December 31, 2024 and 2023 was $73.5 million and $129.7 million, respectively, which included the carrying amount of the debt, the fair value of the bifurcated embedded derivative liability, and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of December 31, 2024 and 2023 and was based on our estimates of future payments to HCRx over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

Equity Classified Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 9,537,563 shares of common stock at an exercise price of $6.36 per share. The warrants are exercisable through December 7, 2027. As of December 31, 2024, all of these warrants were outstanding.

On August 1, 2023, we issued warrants to HCRx to purchase up to 250,000 shares of common stock at an exercise price of $2.25 per share. In May 2024, the exercise price was reduced to $1.10 per share in connection with the HCRx Amendment. The warrants are exercisable through August 1, 2030. As of December 31, 2024, all of these warrants were outstanding.

Liability-Classified Common Share Warrants

In connection with the exchange of the 2025 Notes for the 2029 Notes described in further detail in Note 10, “Long-Term Obligations”, we issued the May 2024 Warrants to certain 2025 Note holders to purchase up to 45,776,213 shares of our common stock at an exercise price of $1.10 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $2.20, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of December 31, 2024, the May 2024 Warrants to purchase 45,776,212 shares of our common stock were outstanding. Under the terms of the May 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of December 31, 2024, no pre-funded warrants have been issued.

The May 2024 Warrants were classified as a long-term liability in our consolidated balance sheet because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 6, “Fair Value Measurements.”

12. Commitments and Contingencies

Operating Leases

We determine if an arrangement contains a lease at contract inception based on the facts and circumstances in the arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease right-of-use assets and liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. We have elected not to separate lease components and non-lease components for leases of office or other space.

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

We are party to an operating lease where we currently lease a total of 98,502 square feet of office and research space in Newton, Massachusetts. In November 2024, we amended this lease (as amended, the “Newton, MA Lease”) which reduced the leased premises to 52,224 square feet of solely office space as of October 1, 2025 and extended the term of the Newton MA Lease for an additional five years, from October 1, 2025 to September 30, 2030. The lease contains a renewal option for an additional five years which was not included in the lease term as its exercise is not reasonably certain. Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million, which is classified within long-term restricted cash on the consolidated balance sheets.

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The operating lease expense for each of the years ended December 31, 2024, 2023 and 2022 was $2.8 million. Variable lease costs pertain to reimbursement of certain landlord expenses and were immaterial for each of the years ended December 31, 2024, 2023 and 2022.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were immaterial for the years ended December 31, 2024, 2023 and 2022.

We review the carrying values of our lease assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We have not recorded an impairment in any period since inception.

Lease Commitments

As of December 31, 2024, future minimum lease payments under non-cancellable operating lease agreements for which we have recognized operating lease right-of-use assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2025	$1,490
2026	1,880
2027	1,932
2028	1,985
2029	2,037
2030	1,557
Total minimum lease payments	10,881
Less: present value adjustment	(3,731)
Operating lease liabilities	$7,150

As of December 31, 2024, the remaining lease term on the Newton, MA Lease was 5.8 years and the discount rate used to calculate the operating lease liability was 14.5%.

Litigation

From time to time we may face legal claims or actions in the normal course of business. There are no outstanding legal claims or material actions as of December 31, 2024.

13. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2024	2023
Research and development costs	$26,711	$19,601
Compensation and employee-related costs	13,915	16,510
Interest	1,857	13,454
Product rebates, discounts, reserves, and royalties	13,397	4,706
Other	4,772	7,123
Total accrued expenses	$60,652	$61,394

14. Property and Equipment, Net

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

		As of December 31,
	Estimated Useful Life (In Years)	2024	2023
Laboratory equipment	4	$972	$830
Furniture and fixtures	5	654	654
Office and computer equipment	3	587	809
Leasehold improvements	Lesser of useful life or lease term	4,878	4,878
Total property and equipment		7,091	7,171
Less accumulated depreciation and amortization		(6,691)	(6,565)
Total property and equipment, net		$400	$606

15. 401(k) Plan

We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2011, we adopted a Safe Harbor Plan that provides a Company match up to 4% of components of employee compensation. We contributed a match of $2.5 million, $3.7 million, and $3.1 million to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022, respectively.

16. Income Taxes

We recorded an income tax provision of $0.1 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our current income tax provision consists of state income tax due from our KSC entity through its dissolution in October 2024, as well as foreign income taxes due from our German and Israel subsidiaries, both of which operate on a cost-plus profit margin. We did not have a deferred income tax provision for the years ended December 31, 2024, 2023 and 2022.

The components of loss before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Foreign	$80	$247	$892
U.S.	(76,445)	(143,023)	(165,814)
Total	$(76,365)	$(142,776)	$(164,922)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of our deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
U.S. and state net operating loss carryforwards	$189,335	$198,158
Research and development credits	117,607	108,682
Fixed assets and intangible assets	23,657	25,028
Stock-based compensation	5,365	8,500
Accruals and other temporary differences	8,592	6,380
Interest Expense - Sec 163(j)	7,234	6,894
Lease liability	1,752	1,461
Deferred royalty obligation	18,439	8,310
Capitalized research and development	64,919	47,986
Deferred royalty embedded derivative	6,437	671
Debt restructuring	3,522	—
Unicap - Sec 263A	1,227	800
Valuation allowance	(446,646)	(411,838)
Total deferred tax assets	1,440	1,032
Deferred tax liabilities:
Convertible debt amortization	—	(7)
Right-of-use asset	(1,440)	(1,025)
Total deferred tax liabilities	(1,440)	(1,032)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development expenditures, resulting in capitalized research and development costs of $120.7 million and $135.9 million as of December 31, 2024 and 2023, respectively. We will amortize these costs for tax purposes over five years for research and development performed in the U.S. and over 15 years for research and development performed outside the U.S.

On May 13, 2024, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) May 2024 Warrants to purchase up to 45.8 million shares of our common stock, as described in further detail in Note 10, “Long-Term Obligations”. This created $93.2 million of taxable income related to the cancellation of debt, which was fully offset by our net operating loss carryforwards.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by approximately $34.8 million during the year ended December 31, 2024 primarily due to increased capitalization of research and development expenditures as required by changes to the tax laws from the TCJA as described above.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.9%	4.0%	4.0%
Permanent differences	(4.6)%	(1.0)%	(3.3)%
Research and development credit	10.5%	7.3%	6.3%
Change in valuation allowance	(45.6)%	(22.9)%	(29.3)%
Stock-based compensation and 162(m) adjustment	(5.3)%	(5.0)%	(2.0)%
Provision to return adjustments	0.2%	(2.8)%	—%
Embedded derivative and warrant liabilities	16.6%	—%	—%
Other	3.0%	(0.8)%	3.1%
Effective income tax rate	(0.3)%	(0.2)%	(0.2)%

As of December 31, 2024, 2023 and 2022, we had U.S. federal net operating loss carryforwards of approximately $728.1 million, $768.5 million and $737.4 million, respectively, which may be able to offset future income tax liabilities. Of the $728.1 million carryforward as of December 31, 2024, $476.4 million of the carryforward has an indefinite life and $251.7 million will expire at various dates through 2037. As of December 31, 2024, 2023 and 2022, we had U.S. state net operating loss carryforwards of approximately $645.2 million, $655.7 million and $616.4 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2044. As of December 31, 2024, 2023 and 2022, we did not have any foreign net operating loss carryforwards to offset future foreign income tax liabilities.

As of December 31, 2024, 2023 and 2022, we had federal research and development and orphan drug tax credit carryforwards of approximately $107.3 million, $99.3 million and $90.9 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2044. As of December 31, 2024, 2023 and 2022, we had state research and development tax credit carryforwards of approximately $13.1 million, $11.9 million and $12.0 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2039. We completed a study of research and development tax credits through December 31, 2022 and adjusted our deferred tax asset for the results of that study. For the years ended December 31, 2024 and 2023, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

We will recognize interest and penalties related to uncertain tax positions in the income tax provision. As of December 31, 2024, 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We or one of our subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. Our federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2024. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

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

4.2	Description of Securities Registered under Section 12 of the Exchange Act

4.3

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

4.4

Common Stock Purchase Warrant, dated August 1, 2023, issued to Healthcare Royalty Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

4.5

Indenture (including form of Note) with respect to the Registrant’s 6.00% Convertible Senior Notes due 2029, dated as of May 13, 2024, between the Registrant, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.1*

2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.2*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.3*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.4*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.5*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.6*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted January 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.7*	2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 8, 2022)

10.8*

Amendment No. 1 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.9*

Amendment No. 2 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 19, 2024)

10.10*

Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.11*

Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.12*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.13*

Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 15, 2023)

10.14*

Form of Nonstatutory Stock Option Agreement for Inducement Grants adopted August 25, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.15*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.16*

Amendment No. 1 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant's Registration Statement on Form S-8 (File No. 333-265386) filed with the Commission on June 3, 2022)

10.17*

Amendment No. 2 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.18*

Amendment No. 3 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-282994) filed with the Commission on November 5, 2024)

10.19*

Form of Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.20*

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.21*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Inducement Stock Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.22*

Amended & Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.23*

Amendment No. 1 to the Amended & Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 19, 2024)

10.24*

Karyopharm Therapeutics Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 29, 2024)

10.25*

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.26*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 8, 2024)

10.27*

Promotion Letter, dated as of August 5, 2022, between the Registrant and Stuart Poulton (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.28*

Offer Letter, dated as of January 13, 2022, between the Registrant and Stuart Poulton (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.29*

Promotion Letter, dated as of December 31, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.30*

Offer Letter, dated as of June 1, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.31*

Offer Letter, dated as of April 28, 2021, between the Registrant and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.32*

Offer Letter, dated February 3, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.33*

Letter Agreement, dated as of August 31, 2020, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 31, 2020)

10.34*

Offer Letter, dated as of April 4, 2022, between the Registrant and Reshma Rangwala (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 8, 2024)

10.35*

Offer Letter, dated as of December 19, 2024, between the Registrant and Lori Macomber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 2, 2025)

10.36*

Transition Agreement, dated as of August 29, 2024, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 29, 2024)

10.37*

Consulting Agreement, dated as of August 29, 2024, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on August 29, 2024)

10.38*

Nonstatutory Stock Option Agreement, dated February 25, 2019, between the Registrant and Michael Mason (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 25, 2019)

10.39

Office Lease Agreement between NS Wells Acquisition LLC and the Registrant, dated March 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on April 1, 2014)

10.40

First Amendment to Lease, dated December 31, 2014, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 5, 2015)

10.41

Second Amendment to Lease, dated October 22, 2015, by and between the Registrant and NS Wells Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 9, 2015)

10.42

Third Amendment to Lease, dated February 28, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 10, 2018)

10.43

Fourth Amendment to Lease, dated June 6, 2018, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.44

Fifth Amendment to Lease, dated as of August 13, 2020, by and between the Registrant and AG-JCM Wells Avenue Property Owner, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.45

Sixth Amendment to Lease, dated as of November 5, 2024 by and between the Registrant and TCD 234 MA WELLS PROPERTY LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on November 8, 2024)

10.46

Open Market Sale AgreementSM, dated as of February 17, 2023, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-269846) filed with the Commission on February 17, 2023)

10.47†

License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.48**

Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2020)

10.49

Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.50**

License Agreement, dated as of December 17, 2021, between the Registrant and Berlin-Chemie AG (Menarini Group) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K (file No. 001-36167) filed with the Commission on March 1, 2022)

10.51

Amendment No. 1 to License Agreement, dated May 19, 2022, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.52

Amendment No. 2 to License Agreement, dated March 14, 2023, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.53**

Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

10.54

Second Amendment to Revenue Interest Financing Agreement, dated as of August 1, 2023, by and among the Registrant, Karyopharm Europe GmbH, HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

10.55**

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021)

10.56

Second Omnibus Amendment to Transaction Documents, dated May 8, 2024, between the Registrant, the investors party thereto, HealthCare Royalty Management, LLC, HCR Collateral Management LLC, and HCR Karyopharm SPV, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.57

Securities Purchase Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.58

Registration Rights Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.59

Credit Agreement, dated as of May 8, 2024, between the Registrant, the guarantors party thereto, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.60

Form of Exchange Agreement, dated May 8, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.61

Form of Registration Rights Agreement, dated May 13, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Registrant)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Richard Paulson, President and Chief Executive Officer of the Registrant, and Lori Macomber, Executive Vice President, Chief Financial Officer and Treasurer of the Registrant

97*	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 29, 2024)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: February 19, 2025	KARYOPHARM THERAPEUTICS INC.

	By:	/s/ Richard Paulson
Richard Paulson President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Paulson	President and Chief Executive Officer and Director	February 19, 2025
Richard Paulson	(Principal Executive Officer)

/s/ Lori Macomber Lori Macomber	Executive Vice President, Chief Financial Officer and Treasurer	February 19, 2025
(Principal Financial Officer)

/s/ Kristin Abate	Vice President, Chief Accounting Officer and Assistant Treasurer	February 19, 2025
Kristin Abate	(Principal Accounting Officer)

/s/ Garen G. Bohlin	Director	February 19, 2025
Garen G. Bohlin

/s/ Barry E. Greene	Director	February 19, 2025
Barry E. Greene

/s/ Mansoor Raza Mirza	Director	February 19, 2025
Mansoor Raza Mirza, M.D.

/s/ Christy J. Oliger	Director	February 19, 2025
Christy J. Oliger

/s/ Deepika R. Pakianathan	Director	February 19, 2025
Deepika R. Pakianathan, Ph.D.

/s/ Chen Schor	Director	February 19, 2025
Chen Schor

/s/ Zhen Su	Director	February 19, 2025

Zhen Su, M.D.