Form 10-Q
period 2025-03-31
Karyopharm Therapeutics Inc.
filed 2025-05-12
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 8,639,904 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$38,783	$62,476
Investments	31,158	46,236
Accounts receivable, net	35,243	30,766
Inventory	4,769	4,739
Prepaid expenses and other current assets	10,285	12,245
Total current assets	120,238	156,462
Property and equipment, net	322	400
Operating lease right-of-use assets	5,477	5,884
Restricted cash	340	338
Other assets	1,334	1,334
Total assets	$127,711	$164,418
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,872	$5,107
Accrued expenses	57,172	60,652
Convertible senior notes due 2025	24,459	24,426
Operating lease liabilities	927	438
Other current liabilities	1,940	1,641
Total current liabilities	90,370	92,264
Convertible senior notes due 2029	59,635	68,345
Senior secured term loan	95,197	94,603
Deferred royalty obligation	73,499	73,499
Common stock warrants	3,263	12,582
Operating lease liabilities, net of current portion	6,485	6,712
Other liabilities	5,146	2,430
Total liabilities	333,595	350,435
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 53,333 shares authorized; 8,568 and 8,413 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	1,381,346	1,377,786
Accumulated other comprehensive loss	(321)	(356)
Accumulated deficit	(1,586,922)	(1,563,460)
Total stockholders’ deficit	(205,884)	(186,017)
Total liabilities and stockholders’ deficit	$127,711	$164,418

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue, net	$21,054	$26,006
License and other revenue	8,961	7,120
Total revenue	30,015	33,126
Operating expenses:
Cost of sales	1,301	1,911
Research and development	34,618	35,425
Selling, general and administrative	27,352	29,549
Total operating expenses	63,271	66,885
Loss from operations	(33,256)	(33,759)
Other income (expense):
Interest income	1,000	2,156
Interest expense	(10,994)	(5,884)
Other income, net	19,824	196
Total other income (expense), net	9,830	(3,532)
Loss before income taxes	(23,426)	(37,291)
Income tax provision	(36)	(71)
Net loss	$(23,462)	$(37,362)
Basic and diluted net loss per share	$(2.77)	$(4.85)
Weighted-average number of common shares outstanding used to compute basic and diluted net loss per share	8,470	7,700

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(23,462)	$(37,362)
Other comprehensive income (loss)
Unrealized loss on investments	(26)	(39)
Foreign currency translation adjustment	61	(318)
Comprehensive loss	$(23,427)	$(37,719)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(23,462)	$(37,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,560	4,970
Depreciation and amortization	78	85
Amortization of debt issuance costs and discounts	2,573	208
Net amortization of premiums and discounts on investments	(236)	(911)
Change in fair value of embedded derivatives and common stock warrants	(19,972)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,477)	(4,120)
Inventory	(30)	274
Prepaid expenses and other assets	1,960	(3,665)
Operating lease right-of-use assets	407	541
Accounts payable	765	1,905
Accrued expenses and other liabilities	(412)	(4,862)
Operating lease liabilities	262	(788)
Net cash used in operating activities	(38,984)	(43,725)
Investing activities
Proceeds from maturities of investments	15,288	53,743
Purchases of investments	—	(31,608)
Purchases of property and equipment	—	(195)
Net cash provided by investing activities	15,288	21,940
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(16)
Net decrease in cash, cash equivalents and restricted cash	(23,691)	(21,801)
Cash, cash equivalents and restricted cash at beginning of period	62,814	53,192
Cash, cash equivalents and restricted cash at end of period	$39,123	$31,391
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$38,783	$30,628
Short-term restricted cash	—	459
Long-term restricted cash	340	304
Total cash, cash equivalents and restricted cash	$39,123	$31,391
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$2,122	$4,103
Cash paid for interest on convertible debt and term loan	$5,135	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$948

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	8,413	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)
Vesting of restricted stock	155	—	—	—	—	—
Stock-based compensation	—	—	3,560	—	—	3,560
Unrealized loss on investments	—	—	—	(26)	—	(26)
Foreign currency cumulative translation adjustment	—	—	—	61	—	61
Net loss	—	—	—	—	(23,462)	(23,462)
Balance as of March 31, 2025	8,568	$13	$1,381,346	$(321)	$(1,586,922)	$(205,884)

Balance as of December 31, 2023	7,661	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	103	—	—	—	—	—
Stock-based compensation	—	—	4,970	—	—	4,970
Unrealized loss on investments	—	—	—	(39)	—	(39)
Foreign currency cumulative translation adjustment	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	(37,362)	(37,362)
Balance as of March 31, 2024	7,764	$12	$1,355,951	$(518)	$(1,524,400)	$(168,955)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Basis of Presentation and Segment Information

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

Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO®(selinexor) in its currently approved indications, as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet cancer indications, including our lead clinical programs in myelofibrosis and our other late-stage clinical programs in endometrial cancer and multiple myeloma.

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

Liquidity, Capital Resources and Going Concern

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of March 31, 2025, we had $69.9 million of cash, cash equivalents and investments and an accumulated deficit of $1.6 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including the October 15, 2025 maturity date of our 3.00% convertible senior notes due 2025 (the “2025 Notes”) and a requirement of our other indebtedness to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that such additional funding will be available on terms acceptable to us, or at all. We may also be required to reduce our current spending requirements where possible.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also be required to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 19, 2025 (“Annual Report”).

On February 25, 2025, we effected a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). All share and per share amounts in these condensed consolidated financial statements and notes thereto, including the conversion rates of convertible debt and the exercise price of common stock warrants, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

Basis of Consolidation

The condensed consolidated financial statements as of March 31, 2025 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements in this Form 10-Q are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report.

Segment Information

Operating segments are defined as components of an enterprise whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. We view our operations and manage our business as a single operating segment, which is the business of discovering, developing and commercializing drugs to treat cancer. All our revenue and all our long-lived assets are attributable to our single operating segment and to Karyopharm Therapeutics Inc., which is domiciled in the United States.

Our CODM is our Chief Executive Officer who uses net loss as reported on the condensed consolidated statements of operations to monitor budget versus actual results and to ensure we have sufficient capital resources to develop and seek regulatory approval of our product candidates. The following table presents the significant revenue and expense categories in our single operating segment:

	For the Three Months Ended March 31,
	2025	2024
Revenue from external customers	$30,015	$33,126
Cost of sales (1)	(1,255)	(1,857)
Research and development expenses (2)	(35,564)	(35,326)
Commercial expenses (2)	(12,484)	(13,276)
General and administrative expenses (2)	(10,408)	(11,456)
Other segment income (expenses) (3)	6,234	(8,573)
Net loss of our single operating segment	$(23,462)	$(37,362)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other income (expense) and income tax provision on the condensed consolidated statements of operations and stock-based compensation expense

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Gross product revenue	$38,297	$36,763
Provisions for product revenue	(17,243)	(10,757)
Total product revenue, net	$21,054	$26,006

As of March 31, 2025 and December 31, 2024, net product revenue of $24.7 million and $27.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of March 31, 2025 and December 31, 2024.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of March 31, 2025	As of December 31, 2024
Raw materials	$508	$720
Work in process	3,910	3,542
Finished goods	351	477
Total inventory	$4,769	$4,739

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Menarini	$8,196	$6,406
Antengene	652	511
Other	113	203
Total license and other revenue	$8,961	$7,120

During the three months ended March 31, 2025, we recognized $7.0 million of revenue for the reimbursement of development-related expenses and $0.9 million of royalty revenue from Menarini.

During the three months ended March 31, 2024, we recognized $5.8 million of revenue for the reimbursement of development-related expenses and $0.4 million of royalty revenue from Menarini.

License and other revenue of $10.6 million and $2.9 million were included in accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of March 31, 2025 and December 31, 2024.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$23,118	$23,118	$—	$—
Investments:
Corporate debt securities	31,158	—	31,158	—
	$54,276	$23,118	$31,158	$—

	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$46,990	$46,990	$—	$—
Commercial paper	5,072	—	5,072	—
Investments:
Corporate debt securities	39,091	—	39,091	—
Commercial paper	3,166	—	3,166	—
U.S. government and agency securities	3,979	—	3,979	—
	$98,298	$46,990	$51,308	$—

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The following liabilities are measured at fair value at the end of each reporting period, with changes in fair value recognized as a component of other income, net on our condensed consolidated statements of operations. See Note 10, “Long-Term Obligations” to our condensed consolidated financial statements for further discussion of these liabilities:

(1)
The embedded derivative liabilities (the “2029 Notes Derivatives”) associated with our 6.00% convertible senior notes due 2029 (the “2029 Notes”) are included as a component of the 2029 Notes on our condensed consolidated balance sheets. The valuation method for the 2029 Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
(2)
The warrants to purchase up to 3.1 million shares of our common stock issued in May 2024 (the “May 2024 Warrants”) are classified as a long-term liability on our condensed consolidated balance sheets. The valuation method for the May 2024 Warrants incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the May 2024 Warrants will be exercised based on an option pricing model.

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2024	$13,688	$12,582
Change in fair value	(10,653)	(9,319)
Balance as of March 31, 2025	$3,035	$3,263

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of March 31, 2025
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$31,118	$42	$(2)	$31,158

	As of December 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$39,027	$66	$(2)	$39,091
Commercial paper	3,165	1	—	3,166
U.S. government and agency securities	3,978	1	—	3,979
Total	$46,170	$68	$(2)	$46,236

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We held 6 and 5 debt securities as of March 31, 2025 and December 31, 2024, respectively, that were in an unrealized loss position. The unrealized losses as of March 31, 2025 and December 31, 2024 were attributable to changes in interest rates, and we do not believe any unrealized losses represented credit losses.

We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within two years from March 31, 2025. The following tables summarize our investments in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$8,453	$(2)	$—	$—	$8,453	$(2)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$4,456	$(2)	$—	$—	$4,456	$(2)
Commercial paper	1,175	—	—	—	1,175	—
Total	$5,631	$(2)	$—	$—	$5,631	$(2)

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

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 2025 Notes in cash, shares or any combination of the two. There was no impact of the 2025 Notes on the calculation of dilutive loss per common share during the three months ended March 31, 2025 and 2024 because they were anti-dilutive in these periods.

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 2029 Notes in cash, shares or any combination of the two. There was no impact of the 2029 Notes on the calculation of dilutive loss per common share during the three months ended March 31, 2025 and 2024 because they were anti-dilutive in these periods.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect under the treasury method (in thousands):

	As of March 31,
	2025	2024
Outstanding common share warrants	3,704	653
Outstanding stock options	506	558
Unvested restricted stock units	869	848

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cost of sales	$46	$54
Research and development	915	1,421
Selling, general and administrative	2,599	3,495
Total	$3,560	$4,970

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

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $100.0 million of Shares were available for issuance and sale under the 2023 Open Market Sale Agreement.

On January 30, 2025, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our capital stock from 405,000,000 shares to 805,000,000 shares and the number of authorized shares of our common stock from 400,000,000 shares to 800,000,000 shares. In addition, on January 30, 2025, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock within a range of not less than 1-for-5 and not greater 1-for-15, and a proportionate reduction in the number of authorized shares of common stock, with the exact ratio within such range and the implementation and timing of such reverse stock split subsequently determined at the sole discretion of our board of directors, without further approval or authorization of our stockholders.

On February 25, 2025, we effected a 1-for-15 reverse stock split of the issued and outstanding shares of our common stock. The Reverse Stock Split proportionally reduced the number of authorized shares of our common stock from 800,000,000 shares to 53,333,333 shares. The Reverse Stock Split did not change the par value of our common stock. In addition, proportionate adjustments were made to the number of shares of common stock available for issuance under our equity incentive plans; the number of shares underlying, and the exercise prices of, outstanding equity awards under such plans and outstanding warrants; and the conversion rates of outstanding convertible notes.

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which was being amortized to interest expense using the effective interest method over seven years. In May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 3.1 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions.

The 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year. Upon conversion, the 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. The 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the 2025 Notes may be converted at an initial conversion rate of 4.2049 shares of common stock per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $237.82 per share of common stock).

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

As of March 31, 2025, none of the above circumstances had occurred and as such, the 2025 Notes could not have been converted.

We may redeem for cash all or part of the 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the 2025 Notes as of March 31, 2025.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Principal	$24,500	$24,500
Less: unamortized debt issuance costs	(41)	(74)
2025 Notes	$24,459	$24,426

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of March 31, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the 2025 Notes as of March 31, 2025 and December 31, 2024 was approximately $18.2 million and $19.1 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Contractual interest expense	$184	$1,294
Amortization of debt issuance costs	33	208
Total interest expense	$217	$1,502

Future minimum payments on the 2025 Notes as of March 31, 2025 were as follows (in thousands):

Future Minimum Payments
Minimum payments due in 2025	$25,236
Less: interest expense and unamortized debt issuance costs	(777)
2025 Notes	$24,459

Senior Secured Term Loan

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing holders of the 2025 Notes and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). The Term Loan matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00%. Principal payments under the Term Loan will begin in June 2026, and consist of quarterly cash payments in the amount of 6.25% of the aggregate principal amount of the Term Loan, with the remaining principal due when the Term Loan matures in May 2028.

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

All obligations under the Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of March 31, 2025, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

As of March 31, 2025
Principal	$100,000
Less: unamortized debt issuance costs	(4,803)
Term Loan	$95,197

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate is 16.86%. The carrying value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years.

We recognized $4.0 million of interest expense related to the Term Loan during the three months ended March 31, 2025, which consisted of $3.4 million of contractual interest expense and $0.6 million of debt issuance cost amortization.

Future minimum payments on the Term Loan as of March 31, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$13,578
2026	32,254
2027	35,509
2028	60,554
Total minimum payments	141,895
Less: interest expense and unamortized debt issuance costs	(46,698)
Term Loan	$95,197

2029 Notes

On May 13, 2024, pursuant to privately-negotiated agreements with certain holders of the 2025 Notes, we exchanged $148.0 million aggregate principal amount of 2025 Notes for (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) May 2024 Warrants to purchase up to 3.1 million shares of our common stock.

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

The 2029 Notes will be convertible into shares of our common stock at an initial conversion rate of 29.6296 shares per $1,000 principal amount (the “Conversion Option”), which is equivalent to a conversion price of $33.75 per share of common stock and subject to adjustment upon the occurrence of certain events and customary anti-dilution adjustments. Upon conversion of the 2029 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders of the 2029 Notes. Holders of the 2029 Notes may convert their 2029 Notes at any time prior to the close of business on May 13, 2029.

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of March 31, 2025, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of March 31, 2025, we were in compliance with these covenants.

We accounted for the exchange of the 2025 Notes for the 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes and recognized a $44.7 million gain on extinguishment of debt during the three months ended June 30, 2024. As required by extinguishment accounting, the 2029 Notes received by the holders of the 2025 Notes were recorded at their initial fair value of $78.9 million as of May 8, 2024, which was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The $32.1 million difference between the initial fair value of $78.9 million and the principal amount of $111.0 million will be amortized to interest expense over the term of the 2029 Notes using the effective interest method over five years.

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

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of 26.97% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,981
Bifurcation of embedded derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,969

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

As of March 31, 2025
Principal	$116,000
Less: unamortized debt issuance costs and discounts	(59,400)
Plus: fair value of bifurcated derivative	3,035
2029 Notes	$59,635

We determined the expected life of the 2029 Notes was equal to its five-year term. As of March 31, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy as it uses unobservable inputs. The estimated fair value of the 2029 Notes as of March 31, 2025 was approximately $69.7 million.

We recognized $3.7 million of interest expense related to the 2029 Notes during the three months ended March 31, 2025, which consisted of $2.0 million of amortization and $1.7 million of contractual interest expense.

Future minimum payments on the 2029 Notes as of March 31, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$5,220
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	144,652
Less: interest expense and unamortized debt issuance costs and discounts	(88,052)
Plus: fair value of bifurcated derivative	3,035
2029 Notes	$59,635

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HCRx which was subsequently amended in June 2021, August 2023 and May 2024 (as amended, the “Amended Revenue Interest Agreement”) under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, HCRx receives payments from us at a percentage of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total payments to HCRx are capped at $263.3 million (the “Payment Cap”).

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

The HCRx Amendment also subordinates the indebtedness and liens under the Amended Revenue Interest Agreement to the indebtedness and liens under the Term Loan, and, subject to certain exceptions, makes the indebtedness and liens under the Amended Revenue Interest Agreement pari passu with the indebtedness and liens under the 2029 Notes. In addition, the HCRx Amendment reduces the exercise price of 16,667 warrants to purchase shares of common stock issued to HCRx on August 1, 2023 from $33.75 per share to $16.50 per share.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that its features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets.

As of March 31, 2025, we have made $145.5 million in payments to HCRx. The effective interest rate as of March 31, 2025 was approximately 16%. We have incurred debt issuance costs totaling $1.7 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of both March 31, 2025 and December 31, 2024 was $73.5 million, which included the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2025 and December 31, 2024 and was based on our estimates of future payments to HCRx over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

Equity Classified Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 635,703 shares of common stock at an exercise price of $95.37 per share. The warrants are exercisable through December 7, 2027. As of March 31, 2025, all of these warrants were outstanding.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 16,667 shares of common stock at an exercise price of $33.75 per share. In May 2024, the exercise price was reduced to $16.50 per share in connection with the HCRx Amendment. The warrants are exercisable through August 1, 2030. As of March 31, 2025, all of these warrants were outstanding.

Liability Classified Common Share Warrants

In connection with the exchange of the 2025 Notes for the 2029 Notes described in further detail in Note 10, “Long-Term Obligations”, we issued the May 2024 Warrants to certain 2025 Note holders to purchase up to 3.1 million shares of our common stock at an exercise price of $16.50 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $33.00, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of March 31, 2025, the May 2024 Warrants to purchase 3.1 million shares of our common stock were outstanding. Under the terms of the May 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of March 31, 2025, no pre-funded warrants have been issued.

The May 2024 Warrants were classified as a long-term liability in our condensed consolidated balance sheets because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025 (“Annual Report”). Unless otherwise indicated, in this Quarterly Report on Form 10-Q, all share amounts and per share amounts have been adjusted to reflect a 1-for-15 reverse split of our common stock (the “Reverse Stock Split”).

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

As of March 31, 2025, we had an accumulated deficit of $1.6 billion. We had net losses of $23.5 million and $37.4 million for the three months ended March 31, 2025 and 2024, respectively. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, and considering our debt obligations, including the October 15, 2025 maturity date of our 3.00% convertible senior notes due 2025 (the “2025 Notes”) and a requirement of our other indebtedness to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”) under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 2025 Notes for (i) $111.0 million aggregate principal amount of our new 6.00% secured convertible senior notes due 2029 (the “2029 Notes”) and (ii) warrants to purchase up to 3.1 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of our 2029 Notes through satisfaction of $5.0 million of our existing obligations to HCRx. Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Refinancing Transactions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product revenue, net	$21,054	$26,006	$(4,952)	(19)%
License and other revenue	8,961	7,120	1,841	26%
Total revenue	30,015	33,126	(3,111)	(9)%
Operating expenses:
Cost of sales	1,301	1,911	(610)	(32)%
Research and development	34,618	35,425	(807)	(2)%
Selling, general and administrative	27,352	29,549	(2,197)	(7)%
Loss from operations	(33,256)	(33,759)	503	(1)%
Other income (expense), net	9,830	(3,532)	13,362	(>100)%
Loss before income taxes	(23,426)	(37,291)	13,865	(37)%
Income tax provision	(36)	(71)	35	(49)%
Net loss	$(23,462)	$(37,362)	$13,900	(37)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product revenue, net	$21,054	$26,006	$(4,952)	(19)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended March 31, 2025 decreased by $5.0 million as compared to the three months ended March 31, 2024, due to an increase in the gross-to-net provision largely due to the increase in the product return reserve. These atypical returns were primarily driven by expired 80 mg and 100 mg units returned from clinics and hospitals that had purchased these units following the 2020 approval of XPOVIO® 100 mg in combination with bortezomib and dexamethasone. The majority of XPOVIO® that is prescribed today are 40 mg and 60 mg doses.

We expect net product revenue to increase in the second quarter of 2025 as compared to the first quarter of 2025 primarily due to gross-to-net favorability with product returns expected to be more in-line with historical averages in future quarters.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Menarini Group ("Menarini")	$8,196	$6,406	$1,790	28%
Antengene Therapeutics Limited ("Antengene")	652	511	141	28%
Other	113	203	(90)	(44)%
Total license and other revenue	$8,961	$7,120	$1,841	26%

License and other revenue for the three months ended March 31, 2025 increased by $1.8 million as compared to the three months ended March 31, 2024 primarily due to the timing of $1.2 million of revenue recognized for the reimbursement of development-related expenses from Menarini.

We expect license and other revenue to be relatively consistent in the second quarter of 2025 as compared to the first quarter of 2025 based on the expected timing and amount of revenue recognition for the reimbursement of development-related expenses from Menarini in the second quarter of 2025.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of sales	$1,301	$1,911	$(610)	(32)%
Research and development	34,618	35,425	(807)	(2)%
Selling, general and administrative	27,352	29,549	(2,197)	(7)%
Total operating expenses	$63,271	$66,885	$(3,614)	(5)%

Cost of Sales

Cost of sales for the three months ended March 31, 2025 and 2024 were relatively consistent. We expect cost of sales to remain relatively consistent in the second quarter of 2025 as compared to the first quarter of 2025.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$11,417	$6,382	$5,035	79%
Selinexor in endometrial cancer	4,226	4,407	(181)	(4)%
Selinexor in multiple myeloma	1,925	4,037	(2,112)	(52)%
Other programs	578	435	143	33%
Non-program specific clinical trial and related costs	1,223	2,119	(896)	(42)%
Total clinical trial and related costs	19,369	17,380	1,989	11%
Unallocated costs:
Personnel	10,510	11,888	(1,378)	(12)%
Consulting, professional and other	3,824	4,736	(912)	(19)%
Stock-based compensation	915	1,421	(506)	(36)%
Total unallocated costs	15,249	18,045	(2,796)	(15)%
Total research and development expenses	$34,618	$35,425	$(807)	(2)%

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

Research and development expenses for the three months ended March 31, 2025 decreased by $0.8 million as compared to the three months ended March 31, 2024. The $2.1 million decrease in clinical trial and related costs for selinexor in multiple myeloma was primarily due to the reduced scope of our Phase 3 multiple myeloma trial. The $1.9 million decrease in personnel and stock-based compensation costs was primarily due to a reduction in headcount and contractors for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the realization of previously implemented cost reduction initiatives. The $5.0 million increase in clinical trial and related costs for selinexor in myelofibrosis was primarily due to increased purchases of comparator drugs during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

We expect our research and development expenses to be relatively consistent in the second quarter of 2025 as compared to the first quarter of 2025 as we continue to invest in our myelofibrosis and endometrial cancer Phase 3 clinical trials.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Personnel costs	$14,657	$15,967	$(1,310)	(8)%
Consulting, professional and other costs	10,096	10,087	9	0%
Stock-based compensation	2,599	3,495	(896)	(26)%
Total selling, general and administrative expenses	$27,352	$29,549	$(2,197)	(7)%

Selling, general and administrative expenses for the three months ended March 31, 2025 decreased by $2.2 million as compared to the three months ended March 31, 2024. The decrease in personnel and stock-based compensation costs of $2.2 million was primarily due to a reduction in headcount and contractors for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the realization of previously implemented cost reduction initiatives.

We expect our selling, general and administrative expenses to remain relatively consistent in the second quarter of 2025 as compared to the first quarter of 2025 as we continue to closely manage our spend.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense	$(10,994)	$(5,884)	$(5,110)	87%
Interest income	1,000	2,156	(1,156)	(54)%
Other income	19,824	196	19,628	>100%
Total other income (expense), net	$9,830	$(3,532)	$13,362	(>100)%

Other income (expense), net for the three months ended March 31, 2025 increased by $13.4 million as compared to the three months ended March 31, 2024, primarily due to a $20.0 million non-cash gain from the remeasurement of embedded derivatives and liability classified common stock warrants. These gains were partially offset by an increase in interest expense related to the senior secured term loan facility and 2029 Notes, both of which were issued in May 2024. There was also a decrease in interest income resulting from lower investment balances during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

We expect other income (expense), net to remain relatively consistent in the second quarter of 2025 as compared to the first quarter of 2025, however the future impact from remeasurements of the embedded derivatives and liability classified common stock warrants will depend on a variety of factors, including movements in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of March 31, 2025, our principal source of liquidity was $69.9 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $23.5 million for the three months ended March 31, 2025.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including the October 15, 2025 maturity date of our 2025 Notes and a requirement of our other indebtedness to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We expect that our cash, cash equivalents and investments as of March 31, 2025 will fund our current operating plans and debt obligation requirements into early fourth quarter of 2025. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our cash flows (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(38,984)	$(43,725)	$4,741	(11)%
Net cash provided by investing activities	15,288	21,940	(6,652)	(30)%
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(16)	21	(>100)%
Net decrease in cash, cash equivalents and restricted cash	$(23,691)	$(21,801)	$(1,890)	9%

Operating activities. The $4.7 million decrease in net cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by changes in the timing of payments made for drug product.

Investing activities. The $6.7 million decrease in net cash provided by investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by a $38.5 million decrease in proceeds from the maturities of investments, partially offset by a $31.6 million decrease in purchases of investments.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was subsequently amended on June 23, 2021, August 1, 2023 and May 8, 2024 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which provides for a senior secured term loan facility of $100.0 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of office and research space in Newton, Massachusetts, which was amended in November 2024 and under which we currently lease a total of 98,502 square feet of research and office space through September 30, 2025, which will be reduced to 52,224 square feet of solely office space from October 1, 2025 through September 30, 2030. As of March 31, 2025, we expect to incur total lease costs of $10.9 million from March 31, 2025 to September 30, 2030.

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

Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including the October 15, 2025 maturity date of our 2025 Notes and a requirement of our other indebtedness to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. See Note 1 “Nature of Business” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern. We currently expect that cash, cash equivalents and investments as of March 31, 2025 will fund our current operating plans and debt obligation requirements into early fourth quarter of 2025 while we continue to commercialize XPOVIO in the U.S. and continue the clinical trials of our product candidates. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding to achieve our business objectives. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of March 31, 2025 also include the following:

•
Lease costs of our headquarters in Newton, Massachusetts of $10.9 million through September 30, 2030;
•
Future obligations related to the 2025 Notes of $25.2 million through October 2025;
•
Future obligations related to the 2029 Notes of $144.7 million through May 2029;
•
Future obligations related to the Credit Agreement of $141.9 million through May 2028 in addition to our requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $117.8 million by October 1, 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $69.9 million as of March 31, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2025 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future (e.g. belantamab mafodotin and linvoseltamab), which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025 for more information on competition.

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
•
strategic revisions to clinical trial designs, including a change in primary endpoints or the total number of patients targeted for enrollment, which could negatively impact our ability to submit and/or receive regulatory approval for the indication sought; for example, in 2024 we decreased the number of total patients to be enrolled in the ongoing Phase 3 trial evaluating selinexor in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with relapsed or refractory multiple myeloma;
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

Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. The applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development remain unclear.

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned.

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

Adverse events (“AEs”) in our clinical trials for selinexor to date have been generally predictable and typically manageable, including through prophylactic care or dose reductions, although some patients have experienced more serious AEs. The most common drug-related AEs in our clinical trials for selinexor include fatigue, nausea, anorexia, diarrhea, peripheral neuropathy, upper respiratory tract infection, vomiting, cytopenias, hyponatremia, weight loss, decreased appetite, cataract, dizziness, syncope, depressed level of consciousness, and mental status changes. These side effects were generally mild or moderate in severity. The most common AEs that are Grade 3 or Grade 4, meaning they are more than mild or moderate in severity, include thrombocytopenia, lymphopenia, hypophosphatemia, anemia, hyponatremia and neutropenia. To date, the most common AEs in the multiple myeloma patient population have been managed with supportive care and dose modifications. However, a number of patients had withdrawn from our clinical trials as a result of AEs and some patients across our clinical trials have experienced serious AEs deemed by us and the clinical investigator to be related to selinexor. Serious AEs generally refer to AEs that result in death, are life threatening, require hospitalization or prolonging of hospitalization, or cause a significant and permanent disruption of normal life functions, congenital anomalies or birth defects, or require intervention to prevent such an outcome.

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

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with the Menarini Group (“Menarini”) in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO® for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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
•
unexpected regulatory requirements;
•
impacts of changes in tariffs that the U.S. and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future;
•
economic weakness, including the uncertainty associated with worldwide economic conditions as a result of tariffs, inflation, sustained high interest rates, natural disasters and military conflicts, including the conflicts in Ukraine and the Middle East, volatility in currency exchange rates, pandemics or other public health emergencies, or political instability in particular foreign economies and markets;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflicts in Ukraine and the Middle East, pandemics or other public health emergencies, climate change or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

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

The FDA or other regulatory authorities may determine that (i) our product candidates do not have an overall positive benefit-risk profile; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm and/or endpoint in a trial is no longer the appropriate comparator or endpoint due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication. For example, in December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). We have submitted to the FDA and intend to submit to other relevant global regulatory authorities an amendment to the EC-042 Trial protocol incorporating modifications, which we believe are responsive to certain of the FDA’s concerns. However, the FDA may not agree that some or all of our proposed modifications to the EC-042 Trial adequately address their concerns, which may ultimately impact approvability. In addition, the FDA’s Oncology Center of Excellence has a number of projects to advance the development and regulation of medical products for patients with cancer, such as Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose. These projects exemplify the emphasis the FDA is placing on various elements in the drug development process and therefore may require sponsors to spend additional time and resources either pre- or post-approval, and our ability to complete existing trials or initiate new trials may be delayed.

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

Further, under the Pediatric Research Equity Act (“PREA”), an New Drug Application (“NDA”) or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (“EMA”) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we or our collaborators are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the U.S. and the EU and thus the attendant risks and uncertainties.

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
•
regulatory authorities may not be able to undertake reviews, applicable inspections or approval processes in a timely manner including as the result of the implementation of policies by the current Trump administration that may affect the

FDA review process, such as efforts to downsize the U.S. federal workforce, remove job elimination protections for U.S. federal workers, limit certain communications, and potentially interfere with user fee reauthorization;
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

As of January 1, 2025, a new International Recognition Procedure (“IRP”) applies, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or our collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or our collaborators, will decide to pursue or submit any additional NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The FDA and comparable foreign regulatory authorities may also impose requirements for costly surveillance to monitor the safety or efficacy of an approved drug. The FDA and other U.S. or foreign agencies, including the U.S. Department of Justice (“DOJ”), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Alleged violations of the FDCA or other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra (“Catalyst”), the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to orphan drug regulations and policies, our business could be adversely impacted.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including Investigational New Drug applications (“INDs”), requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (“HHS”) announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”), across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contracts, grants and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs and biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate” provision. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it began to apply from January 2025 onward. The Regulation will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On August 16, 2022, the IRA was signed into law by former President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim, and Teva also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.

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

More recently, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

In addition to potential enforcement by HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

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

In October 2022, former President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S.

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”) and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10%

baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of May 7, 2025) and Canada and Mexico (which were 25% as of May 7, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations (“CDMOs”) and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report. Currently, the only ingredient in our selinexor products that we import from outside of the U.S. is our active pharmaceutical ingredient, which is imported from France.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics (collectively “WuXi”), over alleged ties to the Chinese military. Escalating tensions between the U.S. and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, as of February 20, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of March 31, 2025, we had approximately $69.9 million in cash, cash equivalents and investments and an accumulated deficit of $1.6 billion. We expect these available cash resources to fund our existing operations into early fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that we will continue to incur significant operating losses as we maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including the October 15, 2025 maturity date of our 3.00% convertible senior notes due 2025 (the “2025 Notes”) and a requirement under our other indebtedness to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

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

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also be required to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $23.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $1.6 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of March 31, 2025, we believe that our existing cash, cash equivalents and investments will enable us to fund our current operating plans and debt obligation requirements into early fourth quarter of 2025. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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
•
our ability to establish and maintain collaboration, partnership, licensing, marketing, distribution or other arrangements on favorable terms and the level and timing of success of these arrangements, and our ability to use proceeds of those arrangements in our business as opposed to being required to pay those proceeds to the lenders of our $100.0 million senior secured term loan facility (the “Term Loan”) and/or holders of the 2025 Notes and the secured Convertible Senior Notes due 2029 (the “2029 Notes”);
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

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert management’s attention away from their day-to-day activities. Further, adequate additional financing may not be available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by tariffs and other trade restrictions, inflation, sustained high interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. Moreover, there has been turmoil in the global banking system, which could result in loss of our access to our deposits, and an inability to obtain financing from other sources.

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

In September 2019, we entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was amended in June 2021, August 2023 and May 2024 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCRx may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx after the date of the May 2024 amendment. Our obligations to HCRx are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the 2029 Notes and which is subordinated to the first-priority security interest securing the Term Loan. Subject to an intercreditor agreement with HCRx, the Term Loan lenders and the holders of the 2029 Notes (the “Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by HCRx which we are unable to pay, HCRx will have the right to foreclose on the collateral that was pledged to HCRx. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

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

We may not have the ability to raise the funds necessary to settle any conversions of or other obligations in respect of the 2029 Notes or the 2025 Notes required to be settled in cash, to repay the 2029 Notes or the 2025 Notes at maturity, to repurchase the 2029 Notes or the 2025 Notes for cash upon a fundamental change, to pay the redemption price for any 2029 Notes or 2025 Notes we redeem or to refinance the 2029 Notes or the 2025 Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes or the 2025 Notes.

Holders may require us to repurchase their 2029 Notes or 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes or the 2025 Notes to be repurchased, plus accrued and unpaid interest. As discussed in more detail below under the risk factor entitled “If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.”, the transfer of the listing of our common stock to the Nasdaq Capital Market would constitute a fundamental change under the indenture governing the 2025 Notes, which could negatively impact our financial condition. In addition, with respect to the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we must satisfy any conversion in cash.

The 2025 Notes are scheduled to mature on October 15, 2025. The current conversion price of the 2025 Notes is approximately $237.82 per share of common stock, which is significantly above the current trading price of our common stock. Unless the 2025 Notes are converted or repurchased or we are able to engage in a transaction that retires or refinances these notes or extends their maturity, we will be required to pay the outstanding principal amount of these notes in cash at maturity. We cannot assure you that we will have the necessary cash on hand or access to other sources of funds that will allow us to repay or refinance the 2025 Notes if we are required to do so.

If we do not have enough available cash at the time we are required to repurchase the 2029 Notes or the 2025 Notes, pay cash amounts due upon conversion or redemption of, at maturity or otherwise required to be paid in respect of the 2029 Notes or the 2025 Notes or refinance the 2029 Notes or the 2025 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes or the 2025 Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the 2029 Notes and the 2025 Notes. In addition, our ability to repurchase the 2029 Notes or the 2025 Notes, to pay cash upon conversion or redemption or at maturity of the 2029 Notes or the 2025 Notes or to refinance the 2029 Notes or the 2025 Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the 2029 Notes or the 2025 Notes at a time when the repurchase is required by the applicable indenture governing such notes or to pay cash upon conversion or at maturity of or in respect of other obligations under the 2029 Notes or the 2025 Notes as required by the applicable indenture governing such notes would constitute a default under such indenture. A default under the indenture governing the 2029 Notes or the 2025 Notes or the fundamental change itself could also lead to a default under the Credit Agreement, the Amended Revenue Interest Agreement or agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the indenture governing the 2029 Notes or the 2025 Notes could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or the 2025 Notes or to pay cash upon conversion or at maturity of the 2029 Notes or the 2025 Notes.

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

Raising additional capital and other equity issuances by us may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

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

We may also issue additional equity securities in other types of transactions that result in additional significant dilution to you, for example, in connection with other strategic or financing transactions, in exchange transactions similar to the exchange transaction we completed in May 2024 or in other future exchange transactions with our lenders and convertible noteholders, to satisfy obligations to our lenders and our convertible noteholders or other creditors, as equity compensation, or for other reasons.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme disruptions over the past several years. Such disruptions have resulted, and could in the future result, in diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions, such as the current global situation resulting, in part, from tariffs and other trade restrictions, the ongoing conflicts in Ukraine and the Middle East, inflation, failures and instability in U.S. and international banking systems, sustained high interest rates and slower economic growth or recession. If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting, in part, from tariffs and other trade restrictions, the ongoing conflicts in Ukraine and the Middle East, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of May 7, 2025, 186 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 32 patents were in force that relate to our PAK4/NAMPT inhibitors, including three composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of May 7, 2025, 13 patents were in force that relate to IL-12 compositions and uses of

IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of May 7, 2025, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. In the past, we have received written notification from the Nasdaq Stock Market (“Nasdaq”) informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Global Select Market. As previously disclosed, on September 16, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the prior 32 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”).

On February 25, 2025, we effected a 1-for-15 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). On March 13, 2025 we received a letter from the Staff notifying us that we regained compliance with the Bid Price Rule for continued inclusion on the Nasdaq Global Select Market.

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

The liquidity of our common stock may be adversely affected by our Reverse Stock Split.

On February 25, 2025, we effected the Reverse Stock Split. The liquidity of our common stock may be adversely affected by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split, which may lead to reduced trading and a smaller number of market makers for our common stock. In addition, the Reverse Stock Split may have increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Despite the Reverse Stock Split, the resulting per-share trading price of our common stock may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may be adversely affected. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of our common stock.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $3.54 to $17.25 in the 52-week period ended May 7, 2025. On May 7, 2025, the closing sale price of our common stock on the Nasdaq Global Select Market was $6.11 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, the conflicts in Ukraine and the Middle East, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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
•
general economic, industry and market conditions, such as those caused by tariffs and other trade restrictions, the conflicts in Ukraine and the Middle East, inflation and fluctuations in interest rates;
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

The COVID-19 pandemic caused significant disruptions in the financial markets and also impacted the volatility of our stock price and trading in our stock. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing conflicts in Ukraine and the Middle East, inflation and sustained high interest rates. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on the market price of our common stock. Furthermore, the trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Our stock price could decline significantly if we fail to meet or exceed analysts’ forecasts and expectations or if one or more of the analysts covering our business downgrade their evaluations of our stock. Further, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, including product rebates, chargeback and return reserves, and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. For example, during the three months ended March 31, 2025, we increased our reserve for product returns by $4.8 million due to higher than expected returns of expired product, which had a corresponding decrease to our net product revenue. Further, from time to time we issue guidance on our expected financial performance for future periods, such as our expectations regarding our revenue, non-GAAP research and development and selling, general and administrative expenses, and cash, cash equivalents and investments available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our actual results differ materially from our guidance, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

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

During the first quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Registrant, as amended

10.1	Non-Employee Director Compensation Policy

10.2	Amendment No. 3 to License Agreement, dated March 4, 2025, by and between the Registrant and Berlin-Chemie AG

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 12, 2025	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 12, 2025	By:	/s/ Lori Macomber
Lori Macomber
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)