Form 10-Q
period 2025-06-30
Karyopharm Therapeutics Inc.
filed 2025-08-11
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 8,671,278 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$38,725	$62,476
Investments	12,972	46,236
Accounts receivable, net	32,932	30,766
Inventory	4,992	4,739
Prepaid expenses and other current assets	8,249	12,245
Total current assets	97,870	156,462
Property and equipment, net	244	400
Operating lease right-of-use assets	5,081	5,884
Restricted cash	350	338
Other assets	1,334	1,334
Total assets	$104,879	$164,418
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,597	$5,107
Accrued expenses	62,929	60,652
Convertible senior notes due 2025	24,484	24,426
Senior secured term loan	6,250	—
Operating lease liabilities	1,383	438
Other current liabilities	1,573	1,641
Total current liabilities	99,216	92,264
Convertible senior notes due 2029	62,684	68,345
Senior secured term loan, net of current portion	89,566	94,603
Deferred royalty obligation	73,499	73,499
Common stock warrants	4,333	12,582
Operating lease liabilities, net of current portion	6,251	6,712
Other liabilities	8,256	2,430
Total liabilities	343,805	350,435
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 53,333 shares authorized; 8,647 and 8,413 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	1,385,486	1,377,786
Accumulated other comprehensive loss	(251)	(356)
Accumulated deficit	(1,624,174)	(1,563,460)
Total stockholders’ deficit	(238,926)	(186,017)
Total liabilities and stockholders’ deficit	$104,879	$164,418

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$29,681	$28,032	$50,735	$54,038
License and other revenue	8,248	14,754	17,209	21,874
Total revenue	37,929	42,786	67,944	75,912
Operating expenses:
Cost of sales	1,051	1,465	2,352	3,376
Research and development	32,788	38,371	67,406	73,796
Selling, general and administrative	28,477	31,070	55,829	60,619
Total operating expenses	62,316	70,906	125,587	137,791
Loss from operations	(24,387)	(28,120)	(57,643)	(61,879)
Other income (expense):
Interest income	613	1,930	1,613	4,086
Interest expense	(11,228)	(8,949)	(22,222)	(14,833)
Gain on extinguishment of debt	—	44,702	—	44,702
Other (expense) income, net	(2,210)	14,296	17,614	14,492
Total other income (expense), net	(12,825)	51,979	(2,995)	48,447
(Loss) income before income taxes	(37,212)	23,859	(60,638)	(13,432)
Income tax provision	(40)	(67)	(76)	(138)
Net (loss) income	$(37,252)	$23,792	$(60,714)	$(13,570)
Basic net (loss) income per share (Note 7)	$(4.32)	$2.26	$(7.11)	$(1.72)
Diluted net loss per share (Note 7)	$(4.32)	$(2.97)	$(7.11)	$(7.16)
Weighted-average number of common shares outstanding used to compute basic net (loss) income per share	8,620	8,069	8,545	7,884
Weighted-average number of common shares outstanding used to compute diluted net loss per share	8,620	10,295	8,545	8,472

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(37,252)	$23,792	$(60,714)	$(13,570)
Other comprehensive (loss) income
Unrealized loss on investments	(20)	(10)	(46)	(49)
Foreign currency translation adjustment	90	(77)	151	(395)
Comprehensive (loss) income	$(37,182)	$23,705	$(60,609)	$(14,014)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(60,714)	$(13,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,344	10,380
Depreciation and amortization	156	176
Amortization of debt issuance costs and discounts	5,293	1,605
Net amortization of premiums and discounts on investments	(356)	(1,581)
Gain on extinguishment of debt	—	(44,702)
Change in fair value of embedded derivatives and common stock warrants	(17,929)	(14,342)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,166)	(11,033)
Inventory	(253)	(433)
Prepaid expenses and other assets	3,996	(3,100)
Operating lease right-of-use assets	803	1,105
Accounts payable	(2,510)	(326)
Accrued expenses and other liabilities	8,171	(4,805)
Operating lease liabilities	484	(1,597)
Net cash used in operating activities	(57,681)	(82,223)
Investing activities
Proceeds from maturities of investments	33,573	109,908
Purchases of investments	—	(36,511)
Purchases of property and equipment	—	(195)
Net cash provided by investing activities	33,573	73,202
Financing activities
Proceeds from issuance of senior secured term loan	—	83,300
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	356	772
Payment of debt issuance costs	—	(2,588)
Payment of deferred royalty obligation	—	(40,518)
Net cash provided by financing activities	356	40,966
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(27)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,739)	31,918
Cash, cash equivalents and restricted cash at beginning of period	62,814	53,192
Cash, cash equivalents and restricted cash at end of period	$39,075	$85,110
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$38,725	$84,774
Short-term restricted cash	—	32
Long-term restricted cash	350	304
Total cash, cash equivalents and restricted cash	$39,075	$85,110
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$3,711	$16,452
Cash paid for interest on convertible debt and term loan	$10,668	$2,933
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$1,896
Issuance of common stock used to settle a financial advisory fee related to financing activities	$—	$7,697
Senior secured term loan issued in exchange for a $14,700 reduction of deferred royalty obligation	$—	$15,000
Convertible senior notes due 2029 issued with warrants to purchase 3,100 shares of common stock in exchange for a $148,000 reduction of convertible senior notes due 2025	$—	$111,000
Convertible senior notes due 2029 issued in exchange for a $5,000 reduction of deferred royalty obligation	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of March 31, 2025	8,568	$13	$1,381,346	$(321)	$(1,586,922)	$(205,884)
Vesting of restricted stock	17	—	—	—	—	—
Shares issued under the employee stock purchase plan	62	—	356	—	—	356
Stock-based compensation	—	—	3,784	—	—	3,784
Unrealized loss on investments	—	—	—	(20)	—	(20)
Foreign currency cumulative translation adjustment	—	—	—	90	—	90
Net loss	—	—	—	—	(37,252)	(37,252)
Balance as of June 30, 2025	8,647	$13	$1,385,486	$(251)	$(1,624,174)	$(238,926)

Balance as of March 31, 2024	7,764	$12	$1,355,951	$(518)	$(1,524,400)	$(168,955)
Vesting of restricted stock	10	—	—	—	—	—
Shares issued under the employee stock purchase plan	77	—	772	—	—	772
Issuance of common stock for financial advisory fee	458	1	6,927	—	—	6,928
Stock-based compensation	—	—	5,410	—	—	5,410
Unrealized loss on investments	—	—	—	(10)	—	(10)
Foreign currency cumulative translation adjustment	—	—	—	(77)	—	(77)
Net income	—	—	—	—	23,792	23,792
Balance as of June 30, 2024	8,309	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)

Balance as of December 31, 2024	8,413	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)
Vesting of restricted stock	172	—	—	—	—	—
Shares issued under the employee stock purchase plan	62	—	356	—	—	356
Stock-based compensation	—	—	7,344	—	—	7,344
Unrealized loss on investments	—	—	—	(46)	—	(46)
Foreign currency cumulative translation adjustment	—	—	—	151	—	151
Net loss	—	—	—	—	(60,714)	(60,714)
Balance as of June 30, 2025	8,647	$13	$1,385,486	$(251)	$(1,624,174)	$(238,926)

Balance as of December 31, 2023	7,661	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	113	—	—	—	—	—
Shares issued under the employee stock purchase plan	77	—	772	—	—	772
Issuance of common stock for financial advisory fee	458	1	6,927	—	—	6,928
Stock-based compensation	—	—	10,380	—	—	10,380
Unrealized loss on investments	—	—	—	(49)	—	(49)
Foreign currency cumulative translation adjustment	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	(13,570)	(13,570)
Balance as of June 30, 2024	8,309	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)

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

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in 50 countries outside of the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Liquidity, Capital Resources and Going Concern

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of June 30, 2025, we had $51.7 million of cash, cash equivalents and investments and an accumulated deficit of $1.6 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding or enter in other strategic alternatives and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including our 3.00% convertible senior notes maturing on October 15, 2025 (the “2025 Notes”) with an aggregate principal amount of $24.5 million and a requirement of our Credit Agreement, as defined below, and the indenture governing our 6.00% convertible senior notes due 2029 (the “2029 Notes”) to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. In addition, as we announced on July 11, 2025, our Board is evaluating potential financing transactions, along with strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of our existing debt; among other potential alternatives. However, there is no assurance that these efforts will result in additional funding, financing transactions, or strategic alternatives.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We may determine to take additional actions to reduce our spending in the near term. As we announced on July 11, 2025, we reduced our workforce by approximately 20% as part of our ongoing careful management of operating expenses. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 19, 2025 (“Annual Report”).

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

Basis of Consolidation

The condensed consolidated financial statements as of June 30, 2025 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Our CODM is our Chief Executive Officer who uses net loss as reported on the condensed consolidated statements of operations to monitor budget versus actual results and to ensure we have sufficient capital resources to develop and seek regulatory approval of our product candidates. The following table presents the significant revenue and expense categories in our single operating segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from external customers	$37,929	$42,786	$67,944	$75,912
Cost of sales (1)	(1,015)	(1,403)	(2,270)	(3,260)
Research and development expenses (2)	(33,635)	(39,001)	(69,199)	(74,327)
Commercial expenses (2)	(12,180)	(12,890)	(24,664)	(26,166)
General and administrative expenses (2)	(11,702)	(12,202)	(22,110)	(23,658)
Other segment (expenses) income (3)	(16,649)	46,502	(10,415)	37,929
Net (loss) income of our single operating segment	$(37,252)	$23,792	$(60,714)	$(13,570)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other income (expense), net and income tax provision on the condensed consolidated statements of operations and stock-based compensation expense

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross product revenue	$40,532	$39,663	$78,829	$76,426
Provisions for product revenue	(10,851)	(11,631)	(28,094)	(22,388)
Total product revenue, net	$29,681	$28,032	$50,735	$54,038

As of June 30, 2025 and December 31, 2024, net product revenue of $22.2 million and $27.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of June 30, 2025 and December 31, 2024.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of June 30, 2025	As of December 31, 2024
Raw materials	$477	$720
Work in process	4,166	3,542
Finished goods	349	477
Total inventory	$4,992	$4,739

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Menarini	$7,621	$12,073	$15,817	$18,479
Antengene	489	488	1,141	999
Other	138	2,193	251	2,396
Total license and other revenue	$8,248	$14,754	$17,209	$21,874

During the three months ended June 30, 2025, we recognized $6.5 million of revenue for the reimbursement of development-related expenses and $1.0 million of royalty revenue from Menarini. We also recognized $0.5 million of royalty revenue from Antengene and $0.1 million of other royalty revenue.

During the three months ended June 30, 2024, we recognized $7.1 million of revenue for the reimbursement of development-related expenses, $4.0 million of milestone revenue and $0.7 million of royalty revenue from Menarini. We also recognized $0.5 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

During the six months ended June 30, 2025, we recognized $13.5 million of revenue for the reimbursement of development-related expenses and $1.9 million of royalty revenue from Menarini. We also recognized $1.1 million of royalty revenue from Antengene and $0.2 million of other royalty revenue.

During the six months ended June 30, 2024, we recognized $13.0 million of revenue for the reimbursement of development-related expenses, $4.0 million of milestone revenue and $1.1 million of royalty revenue from Menarini. We also recognized $1.0 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

License and other revenue of $10.7 million and $2.9 million were included in accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of June 30, 2025 and December 31, 2024.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$21,931	$21,931	$—	$—
Investments:
Corporate debt securities	12,972	—	12,972	—
	$34,903	$21,931	$12,972	$—

	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$46,990	$46,990	$—	$—
Commercial paper	5,072	—	5,072	—
Investments:
Corporate debt securities	39,091	—	39,091	—
Commercial paper	3,166	—	3,166	—
U.S. government and agency securities	3,979	—	3,979	—
	$98,298	$46,990	$51,308	$—

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The following liabilities are measured at fair value at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net on our condensed consolidated statements of operations. See Note 10, “Long-Term Obligations” to our condensed consolidated financial statements for further discussion of these liabilities:

(1)
The embedded derivative liabilities (the “2029 Notes Derivatives”) associated with the 2029 Notes are included as a component of the 2029 Notes on our condensed consolidated balance sheets. The valuation method for the 2029 Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
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

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2024	$13,688	$12,582
Change in fair value	(9,680)	(8,249)
Balance as of June 30, 2025	$4,008	$4,333

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of June 30, 2025
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$12,953	$19	$—	$12,972

	As of December 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$39,027	$66	$(2)	$39,091
Commercial paper	3,165	1	—	3,166
U.S. government and agency securities	3,978	1	—	3,979
Total	$46,170	$68	$(2)	$46,236

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within one year from June 30, 2025.

We did not hold any investments that were in an unrealized loss position as of June 30, 2025. We held five investments that were in an unrealized loss position as of December 31, 2024. The unrealized losses were caused by changes to interest rates and do not represent credit losses. The following table summarizes our investments in an unrealized loss position as of December 31, 2024 for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

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

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 2025 Notes and 2029 Notes in cash, shares or any combination of the two. The 2025 Notes and 2029 Notes did not impact dilutive loss per common share during the three and six months ended June 30, 2025 because they were anti-dilutive in these periods. See the table below for the impact on dilutive loss per common share during the three and six months ended June 30, 2024.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase up to 3.7 million shares of our common stock were outstanding as of June 30, 2025. These warrants are participating securities and were included in the calculation of basic net income per share for the three months ended June 30, 2024. These warrants are not included in the calculation of basic net loss per share during the periods in which we report net losses because the warrant holders do not have an obligation to share in our losses. These warrants did not impact dilutive loss per common share during the three and six months ended June 30, 2025 because they were anti-dilutive in these periods. See the table below for the impact on dilutive loss per common share during the three and six months ended June 30, 2024.

The following is a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per common share for the three and six months ended June 30, 2024 (in thousands except per share amounts):

Numerator	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net income (loss)	$23,792	$(13,570)
Allocation to participating securities	(5,541)	—
Numerator for basic net income (loss) per common share (A)	18,251	(13,570)
Add back gain from the change in fair value of the May 2024 Warrants	—	(4,652)
Add back interest expense on the 2025 Notes	799	2,301
Add back gain on extinguishment of debt	(44,702)	(44,702)
Add back interest expense on the 2029 Notes	1,943	—
Add back gain from the change in fair value of the 2029 Notes Derivatives	(6,890)	—
Numerator for diluted net loss per common share (C)	$(30,599)	$(60,623)

Denominator	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Weighted-average number of common shares outstanding (B)	8,069	7,884
Dilutive effect of May 2024 Warrants calculated using the treasury method	—	28
Dilutive effect of 2025 Notes calculated using the if-converted method	393	560
Dilutive effect of 2029 Notes calculated using the if-converted method	1,833	—
Denominator for diluted net loss per common share (D)	10,295	8,472

Net Income (loss) per Common Share	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Basic net income (loss) per common share (= A / B)	$2.26	$(1.72)
Diluted net loss per common share (= C / D)	$(2.97)	$(7.16)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect under the treasury method (in thousands):

	As of June 30,
	2025	2024
Outstanding stock options	501	577
Unvested restricted stock units	811	825

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$36	$62	$82	$116
Research and development	1,182	1,292	2,097	2,713
Selling, general and administrative	2,566	4,056	5,165	7,551
Total	$3,784	$5,410	$7,344	$10,380

Our 2022 Equity Incentive Plan, as amended (the “2022 Plan”), provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. On May 28, 2025, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 450,000 shares.

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

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, $100.0 million of Shares were available for issuance and sale under the 2023 Open Market Sale Agreement.

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

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which were amortized to interest expense using the effective interest method over seven years. In

May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 3.1 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions.

The 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year. Upon conversion, the 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. The 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Following July 15, 2025 and at any time prior to the close of business on October 13, 2025, holders may convert the 2025 Notes at an initial conversion rate of 4.2049 shares of common stock per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $237.82 per share of common stock) in multiples of $1,000 principal amount. None of the 2025 Notes were converted as of June 30, 2025.

We may redeem for cash all or part of the 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the 2025 Notes as of June 30, 2025.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Principal	$24,500	$24,500
Less: unamortized debt issuance costs	(16)	(74)
2025 Notes	$24,484	$24,426

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of June 30, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the 2025 Notes as of June 30, 2025 and December 31, 2024 was approximately $18.2 million and $19.1 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$184	$692	$368	$1,986
Amortization of debt issuance costs	25	107	58	315
Total interest expense	$209	$799	$426	$2,301

Future minimum payments on the 2025 Notes as of June 30, 2025 were as follows (in thousands):

Future Minimum Payments
Minimum payments due in 2025	$24,868
Less: interest expense and unamortized debt issuance costs	(384)
2025 Notes	$24,484

Senior Secured Term Loan

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing holders of the 2025 Notes and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was subsequently assigned by HCRx to an affiliate of KKR & Co. Inc. (“KKR”) in connection with its acquisition of a majority ownership stake in HCRx in July 2025. The Credit Agreement provides for a senior secured term loan facility of $100.0 million (the “Term Loan”), which matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00%. Principal payments under the Term Loan will begin in June 2026, and consist of quarterly cash payments in the amount of 6.25% of the aggregate principal amount of the Term Loan, with the remaining principal due when the Term Loan matures in May 2028.

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

All obligations under the Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times, and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of June 30, 2025, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Principal	$100,000	$100,000
Less: unamortized debt issuance costs	(4,184)	(5,397)
Term Loan	$95,816	$94,603

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate is 16.83%. The carrying value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years.

The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$3,425	$2,186	$6,820	$2,186
Amortization of debt issuance costs	619	275	1,213	275
Total interest expense	$4,044	$2,461	$8,033	$2,461

Future minimum payments on the Term Loan as of June 30, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$6,775
2026	32,227
2027	35,489
2028	60,548
Total minimum payments	135,039
Less: interest expense and unamortized debt issuance costs	(39,223)
Term Loan	$95,816

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of June 30, 2025, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of June 30, 2025, we were in compliance with these covenants.

We accounted for the exchange of the 2025 Notes for the 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes and recognized a $44.7 million gain on extinguishment of debt during the three months ended June 30, 2024. As required by extinguishment accounting, the 2029 Notes received by the holders of the 2025 Notes were recorded at their initial fair value of $78.9 million as of May 8, 2024, which was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The $32.1 million difference between the initial fair value of $78.9 million and the principal amount of $111.0 million is being amortized to interest expense over the term of the 2029 Notes using the effective interest method over five years.

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

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of 26.97% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,981
Bifurcation of 2029 Notes Derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,969

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Principal	$116,000	$116,000
Less: unamortized debt issuance costs and discounts	(57,324)	(61,343)
Plus: fair value of 2029 Notes Derivatives	4,008	13,688
2029 Notes	$62,684	$68,345

We determined the expected life of the 2029 Notes was equal to its five-year term. As of June 30, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy as it uses unobservable inputs. The estimated fair value of the 2029 Notes as of June 30, 2025 and December 31, 2024 was approximately $73.9 million and $81.7 million, respectively.

The following table sets forth total interest expense recognized related to the 2029 Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,740	$928	$3,480	$928
Amortization of debt issuance costs and discounts	2,076	1,015	4,022	1,015
Total interest expense	$3,816	$1,943	$7,502	$1,943

Future minimum payments on the 2029 Notes as of June 30, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$3,480
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	142,912
Less: interest expense and unamortized debt issuance costs and discounts	(84,236)
Plus: fair value of 2029 Notes Derivatives	4,008
2029 Notes	$62,684

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HCRx which was subsequently amended in June 2021, August 2023 and May 2024, and which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (as amended, the “Amended Revenue Interest Agreement”) under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, KKR (as successor in interest to HCRx) receives payments from us at a percentage of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total aggregate payments to HCRx and KKR under the Amended Revenue Interest Agreement are capped at $263.3 million (the “Payment Cap”).

In May 2024, we entered into an amendment (the “HCRx Amendment”) to the Amended Revenue Interest Agreement with HCRx, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of $49.5 million;
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million; and
(3)
delivered to HCRx 2029 Notes with a principal amount of $5.0 million.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date on which HCRx and KKR have received cash payments in the aggregate totaling $263.3 million or (ii) the legal maturity date of October 1, 2031. If HCRx and KKR have not received total payments in the aggregate equal to $263.3 million by October 1, 2031, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less aggregate payments previously paid to HCRx and KKR.

In the event of a change of control, an event of default, including, among others, our failure to pay any amounts due to KKR, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay KKR an amount equal to $263.3 million less aggregate payments previously paid to HCRx and KKR.

After giving effect to the above, as of May 2024, we had made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million and the maximum remaining amount we owed to KKR, as successor in interest to HCRx, was $128.3 million. After May 2024, we are obligated to make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, subject to the provisions in the Amended Revenue Interest Agreement described earlier in this footnote.

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

As of June 30, 2025, we have made $147.1 million in payments to HCRx. The effective interest rate as of June 30, 2025 was approximately 16%. We have incurred debt issuance costs totaling $1.7 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of both June 30, 2025 and December 31, 2024 was $73.5 million, which includes the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2025 and December 31, 2024 and was based on our estimates of future payments to HCRx and KKR over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

Equity Classified Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 635,703 shares of common stock at an exercise price of $95.37 per share. The warrants are exercisable through December 7, 2027. As of June 30, 2025, all of these warrants were outstanding.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 16,667 shares of common stock at an exercise price of $33.75 per share. In May 2024, the exercise price was reduced to $16.50 per share in connection with the HCRx Amendment. The warrants are exercisable through August 1, 2030. As of June 30, 2025, all of these warrants were outstanding.

Liability Classified Common Share Warrants

In connection with the exchange of the 2025 Notes for the 2029 Notes described in further detail in Note 10, “Long-Term Obligations”, we issued the May 2024 Warrants to certain 2025 Note holders to purchase up to 3.1 million shares of our common stock at an exercise price of $16.50 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $33.00, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of June 30, 2025, the May 2024 Warrants to purchase 3.1 million shares of our common stock were outstanding. Under the terms of the May 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of June 30, 2025, no pre-funded warrants have been issued.

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule Selective Inhibitor of Nuclear Export (“SINE”) compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These SINE compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration in July 2019, and is currently approved and marketed in the U.S. for the following indications:

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

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in 50 countries outside of the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

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

As of June 30, 2025, we had an accumulated deficit of $1.6 billion. We had net losses of $60.7 million and $13.6 million for the six months ended June 30, 2025 and 2024, respectively. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives, and considering our debt service obligations, including our 3.00% convertible senior notes maturing on October 15, 2025 (the “2025 Notes”) with an aggregate principal amount of $24.5 million and a requirement of our Credit Agreement, as defined below, and the indenture governing our 6.00% convertible senior notes due 2029 (the “2029 Notes”) to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

In May 2024, we entered into a series of transactions (the “Refinancing Transactions”) to limit our aggregate indebtedness, extend the maturity of certain of our indebtedness and provide us with additional working capital. Pursuant to these transactions, we borrowed $100.0 million from existing lenders and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was subsequently assigned by HCRx to KKR & Co. Inc. (“KKR”) in connection with its acquisition of a majority ownership stake in HCRx in July 2025, under a new, senior secured term loan facility and used a portion of the proceeds of that loan to repay obligations under our existing financing arrangement with HCRx pursuant to an amendment that made other changes to our existing financing arrangement with HCRx. We also exchanged, pursuant to privately negotiated agreements, an aggregate principal amount of $148.0 million of our existing 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) warrants to purchase up to 3.1 million shares of our common stock. In addition, HCRx purchased $5.0 million aggregate principal amount of our 2029 Notes through satisfaction of $5.0 million of our existing obligations to KKR (as successor in interest to HCRx). Please refer to Note 10 “Long-Term Obligations”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Refinancing Transactions.

On July 11, 2025, we announced that our Board is evaluating potential financing transactions, along with strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of our existing debt; among other potential alternatives. We, with the assistance of our advisors, are exploring potential financing and strategic alternatives to enhance liquidity and maximize value. However, there is no assurance that such additional funding, financing transactions, or strategic alternatives will be available on terms acceptable to us, or at all.

In August 2025, we announced that we expect to close new patient screening in our Phase 3 myelofibrosis trial in August 2025 and expect to report top-line data from this trial in March 2026.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue, net	$29,681	$28,032	$1,649	6%	$50,735	$54,038	$(3,303)	(6)%
License and other revenue	8,248	14,754	(6,506)	(44)%	17,209	21,874	(4,665)	(21)%
Total revenue	37,929	42,786	(4,857)	(11)%	67,944	75,912	(7,968)	(10)%
Operating expenses:
Cost of sales	1,051	1,465	(414)	(28)%	2,352	3,376	(1,024)	(30)%
Research and development	32,788	38,371	(5,583)	(15)%	67,406	73,796	(6,390)	(9)%
Selling, general and administrative	28,477	31,070	(2,593)	(8)%	55,829	60,619	(4,790)	(8)%
Loss from operations	(24,387)	(28,120)	3,733	(13)%	(57,643)	(61,879)	4,236	(7)%
Other income (expense), net	(12,825)	51,979	(64,804)	(>100)%	(2,995)	48,447	(51,442)	(>100)%
(Loss) income before income taxes	(37,212)	23,859	(61,071)	(>100)%	(60,638)	(13,432)	(47,206)	>100%
Income tax provision	(40)	(67)	27	(40)%	(76)	(138)	62	(45)%
Net (loss) income	$(37,252)	$23,792	$(61,044)	(>100)%	$(60,714)	$(13,570)	$(47,144)	>100%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue, net	$29,681	$28,032	$1,649	6%	$50,735	$54,038	$(3,303)	(6)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended June 30, 2025 increased by $1.6 million as compared to the three months ended June 30, 2024, due to gross-to-net favorability mainly driven by lower 340B discounts, which are discounts provided under the federal 340B Drug Pricing Program for eligible safety-net providers, in the second quarter of 2025.

Net product revenue for the six months ended June 30, 2025 decreased by $3.3 million as compared to the six months ended June 30, 2024, primarily due to an increase in the gross-to-net provision largely due to the increase in the product return reserve, partially offset by gross-to-net favorability driven by lower 340B discounts in the six months ended June 30, 2025. The product return reserve increased as a result of atypical returns in the first quarter of 2025, primarily driven by expired units returned from clinics and hospitals that had purchased these units following the 2020 approval of XPOVIO®.

We expect net product revenue to increase in the second half of 2025 as compared to the first half of 2025 due to gross-to-net favorability, driven by lower product returns and lower 340B discounts than the first half of the year, coupled with increased demand.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Menarini Group ("Menarini")	$7,621	$12,073	$(4,452)	(37)%	$15,817	$18,479	$(2,662)	(14)%
Antengene Therapeutics Limited ("Antengene")	489	488	1	0%	1,141	999	142	14%
Other	138	2,193	(2,055)	(94)%	251	2,396	(2,145)	(90)%
Total license and other revenue	$8,248	$14,754	$(6,506)	(44)%	$17,209	$21,874	$(4,665)	(21)%

License and other revenue for the three and six months ended June 30, 2025 decreased as compared to the three and six months ended June 30, 2024 by $6.5 million and $4.7 million, respectively, primarily due to $6.0 million of non-recurring license-related revenue recognized during the three months ended June 30, 2024.

We expect license and other revenue to decrease in the second half of 2025 as compared to the first half of 2025 primarily because the reimbursement of development-related expenses from Menarini is limited to $1.5 million for the second half of 2025.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of sales	$1,051	$1,465	$(414)	(28)%	$2,352	$3,376	$(1,024)	(30)%
Research and development	32,788	38,371	(5,583)	(15)%	67,406	73,796	(6,390)	(9)%
Selling, general and administrative	28,477	31,070	(2,593)	(8)%	55,829	60,619	(4,790)	(8)%
Total operating expenses	$62,316	$70,906	$(8,590)	(12)%	$125,587	$137,791	$(12,204)	(9)%

Cost of Sales

Cost of sales for the three and six months ended June 30, 2025 and 2024 were relatively consistent. We expect cost of sales to remain relatively consistent in the second half of 2025 as compared to the first half of 2025.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$8,169	$9,086	$(917)	(10)%	$19,586	$15,468	$4,118	27%
Selinexor in endometrial cancer	4,105	3,760	345	9%	8,331	8,167	164	2%
Selinexor in multiple myeloma	3,240	4,960	(1,720)	(35)%	5,165	8,997	(3,832)	(43)%
Other programs	478	833	(355)	(43)%	1,056	1,268	(212)	(17)%
Non-program specific clinical trial and related costs	1,718	1,763	(45)	(3)%	2,941	3,882	(941)	(24)%
Total clinical trial and related costs	17,710	20,402	(2,692)	(13)%	37,079	37,782	(703)	(2)%
Unallocated costs:
Personnel	9,615	11,565	(1,950)	(17)%	20,125	23,453	(3,328)	(14)%
Consulting, professional and other	4,281	5,112	(831)	(16)%	8,105	9,848	(1,743)	(18)%
Stock-based compensation	1,182	1,292	(110)	(9)%	2,097	2,713	(616)	(23)%
Total unallocated costs	15,078	17,969	(2,891)	(16)%	30,327	36,014	(5,687)	(16)%
Total research and development expenses	$32,788	$38,371	$(5,583)	(15)%	$67,406	$73,796	$(6,390)	(9)%

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

Research and development expenses for the three months ended June 30, 2025 decreased by $5.6 million as compared to the three months ended June 30, 2024, primarily due to the $1.7 million decrease in clinical trial and related costs for selinexor in multiple myeloma, which was primarily due to the reduced scope of our Phase 3 multiple myeloma trial, and the $2.1 million decrease in personnel and stock-based compensation costs, which was primarily due to a reduction in headcount and contractors for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to the realization of previously implemented cost reduction initiatives.

Research and development expenses for the six months ended June 30, 2025 decreased by $6.4 million as compared to the six months ended June 30, 2024. The $3.8 million decrease in clinical trial and related costs for selinexor in multiple myeloma was primarily due to the reduced scope of our Phase 3 multiple myeloma trial. The $3.9 million decrease in personnel and stock-based compensation costs was primarily due to a reduction in headcount and contractors for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the realization of previously implemented cost reduction initiatives. The $4.1 million increase in clinical trial and related costs for selinexor in myelofibrosis was primarily due to increased purchases of comparator drugs during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

We expect our research and development expenses to be relatively consistent in the second half of 2025 as compared to the first half of 2025 as we continue to invest in our myelofibrosis and endometrial cancer Phase 3 clinical trials.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Personnel costs	$13,809	$14,531	$(722)	(5)%	$28,466	$30,498	$(2,032)	(7)%
Consulting, professional and other costs	12,102	12,483	(381)	(3)%	22,198	22,570	(372)	(2)%
Stock-based compensation	2,566	4,056	(1,490)	(37)%	5,165	7,551	(2,386)	(32)%
Total selling, general and administrative expenses	$28,477	$31,070	$(2,593)	(8)%	$55,829	$60,619	$(4,790)	(8)%

Selling, general and administrative expenses for the three and six months ended June 30, 2025 decreased as compared to the three and six months ended June 30, 2024 by $2.6 million and $4.8 million, respectively, primarily due to a reduction in headcount and contractors resulting from previously implemented cost reduction initiatives.

Consulting, professional and other costs decreased $0.4 million for the three and six months ended June 30, 2025 as compared to three and six months ended June 30, 2024 due to a decrease in spend from cost reduction initiatives that was partially offset by an increase in legal expenses incurred in the three and six months ended June 30, 2025 in connection our recent evaluation of potential financings and other strategic transactions.

We expect our selling, general and administrative expenses to remain relatively consistent in the second half of 2025 as compared to the first half of 2025 due to our ongoing cost reduction initiatives, offset by fees to be incurred in connection with pursuit of strategic alternatives, such as efforts to extend our cash runway.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(11,228)	$(8,949)	$(2,279)	25%	$(22,222)	$(14,833)	$(7,389)	50%
Interest income	613	1,930	(1,317)	(68)%	1,613	4,086	(2,473)	(61)%
Gain on extinguishment of debt	—	44,702	(44,702)	(100)%	—	44,702	(44,702)	(100)%
Other (expense) income	(2,210)	14,296	(16,506)	(>100)%	17,614	14,492	3,122	22%
Total other income (expense), net	$(12,825)	$51,979	$(64,804)	(>100)%	$(2,995)	$48,447	$(51,442)	(>100)%

Other income (expense), net for the three and six months ended June 30, 2025 decreased as compared to the three and six months ended June 30, 2024 by $64.8 million and $51.4 million, respectively, primarily due to a $44.7 million gain on extinguishment of debt from the Refinancing Transactions and a $14.3 million gain from the remeasurement of embedded derivatives and liability classified common stock warrants recognized during the three months ended June 30, 2024, both of which are non-cash items. There was also an increase in interest expense related to the senior secured term loan facility and 2029 Notes, both of which were issued in May 2024 and a decrease in interest income resulting from lower investment balances during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.

We expect other income (expense), net to remain relatively consistent in the second half of 2025 as compared to the first half of 2025, however the future impact from remeasurements of the embedded derivatives and liability classified common stock warrants will depend on a variety of factors, including movements in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. As of June 30, 2025, our principal source of liquidity was $51.7 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred a loss of $60.7 million for the six months ended June 30, 2025.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including the October 15, 2025 maturity date of our 2025 Notes, with an aggregate principal amount of $24.5 million and a requirement of our Credit Agreement, as defined below, and the indenture governing our 6.00% convertible senior notes due 2029 (the “2029 Notes”) to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We currently expect that cash, cash equivalents and investments as of June 30, 2025 as well as cash flow from net product revenue and license and other revenue, will fund our current operating plans and debt obligation requirements into October 2025 given the $24.5 million aggregate principal amount of the 2025 Notes and $25.0 million minimum liquidity covenant. Excluding repayment of the 2025 Notes and minimum liquidity covenant, we expect that our cash runway would be sufficient to fund planned operations into January 2026. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our cash flows (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(57,681)	$(82,223)	$24,542	(30)%
Net cash provided by investing activities	33,573	73,202	(39,629)	(54)%
Net cash provided by financing activities	356	40,966	(40,610)	(99)%
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(27)	40	(>100)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,739)	$31,918	$(55,657)	(>100)%

Operating activities. The $24.5 million decrease in net cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by changes in working capital resulting primarily from decreased spend year-over-year as a result of the realization of previously implemented cost reduction initiatives.

Investing activities. The $39.6 million decrease in net cash provided by investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven by a $76.3 million decrease in proceeds from the maturities of investments, partially offset by a $36.5 million decrease in purchases of investments.

Financing activities. The $40.6 million decrease in net cash provided by financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven primarily by the Refinancing Transactions which occurred during the six months ended June 30, 2024 and consisted of $83.3 million of proceeds from the term loan, partially offset by a $40.5 million payment of our deferred royalty obligation and a $2.6 million payment of debt issuance costs.

Sources of Liquidity

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HCRx, which was subsequently amended on June 23, 2021, August 1, 2023 and May 8, 2024, and which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. For additional information on the Amended Revenue Interest Agreement, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025, which provides for a senior secured term loan facility of $100.0 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

Under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini is required to reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $7.0 million of reimbursements under the Menarini Agreement during the six months ended June 30, 2025.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of office and research space in Newton, Massachusetts, which was amended in November 2024 and under which we currently lease a total of 98,502 square feet of research and office space through September 30, 2025, which will be reduced to 52,224 square feet of solely office space from October 1, 2025 through September 30, 2030. As of June 30, 2025, we expect to incur total lease costs of $10.8 million from June 30, 2025 to September 30, 2030.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. In addition, our product candidates for which we receive marketing approval may not achieve commercial success. Our ability to become and remain profitable depends on our ability to generate revenue. There can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all, as described more fully in the risk factor entitled “We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital or enter into strategic alternatives sufficient to meet our needs or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including the October 15, 2025 maturity date of the 2025 Notes with an aggregate principal amount of $24.5 million and a requirement under our Credit Agreement and the indenture governing the 2029 Notes to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern. We currently expect that cash, cash equivalents and investments as of June 30, 2025 as well as cash flow from net product revenue and license and other revenue, will fund our current operating plans and debt obligation requirements into October 2025 given the $24.5 million aggregate principal amount of the 2025 Notes and $25.0 million minimum liquidity covenant. Excluding repayment of the 2025 Notes and minimum liquidity covenant, we expect that our cash runway would be sufficient to fund planned operations into January 2026. Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of June 30, 2025 also include the following:

•
Lease costs of our headquarters in Newton, Massachusetts of $10.8 million through September 30, 2030;
•
Future obligations related to the 2025 Notes of $24.9 million through October 15, 2025;
•
Future obligations related to the 2029 Notes of $142.9 million through May 2029;
•
Future obligations related to the Credit Agreement of $135.0 million through May 2028 in addition to our requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times; and
•
Future royalty obligations to KKR under the Amended Revenue Interest Agreement of $116.2 million by October 1, 2031.

On July 11, 2025, we announced that our Board is considering potential financing transactions along with strategic alternatives to maximize near and long-term stockholder value, including, but not limited to, a merger or sale of the Company, in or out of court restructurings, repurchases, redemptions, exchanges or other refinancings of our existing debt, and financing transactions, among other potential alternatives. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative having favorable terms within an advantageous time frame and/or recognize significant value for our assets, if at all. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Term Loan, the 2029 Notes, the 2025 Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming.

If we are not able to successfully consummate a successful financing transaction or strategic alternative, our Board may decide to pursue a dissolution and liquidation of our company. In such an event, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If our Board determined to pursue a dissolution and liquidation, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Depending on these factors, the amount available for distribution to our common stockholders in such an event could be as low as zero and result in a total loss of investment to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $51.7 million as of June 30, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of June 30, 2025, we had approximately $51.7 million in cash, cash equivalents, and investments. We expect these cash resources, as well as cash flow from net product revenue and license and other revenue, to fund our existing operations into October 2025 given the $24.5 million aggregate principal amount of the 2025 Notes and $25.0 million minimum liquidity covenant. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We anticipate that we will continue to incur significant operating losses as we continue our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and/or enter into strategic alternatives, as described in the risk factor entitled “We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” below. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including the October 15, 2025 maturity date of our 3.00% convertible senior notes due 2025 (the “2025 Notes”) with an aggregate principal amount of $24.5 million and a requirement under our Credit Agreement, as defined below, and the indenture governing our 6.00% convertible senior notes due 2029 (the “2029 Notes”) to maintain cash, cash equivalents and investments of at least $25.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. In addition, as we announced on July 11, 2025, our Board is evaluating potential financing transactions, along with strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of our existing debt; among other potential alternatives. However, there is no assurance that such additional funding, financing transactions, or strategic alternatives will be available on terms acceptable to us, or at all.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We may determine to take additional actions to reduce our spending in the near term. As we announced on July 11, 2025, we reduced our workforce by approximately 20% as part of our ongoing careful management of operating expenses. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $37.3 million for the three months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $1.6 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales, (ii) public and private placements of equity securities, (iii) the issuance of convertible debt, (iv) a term loan, (v) our deferred royalty obligation, (vi) at the market offerings and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

While we began to generate revenue from the sales of XPOVIO in July 2019 and have received revenue from our license arrangements, such as the partnership we have with Antengene Therapeutics Limited (“Antengene”) for our programs across most of the Asia-Pacific region, and with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”) for our programs in Europe, Latin America, certain Middle East and Africa regions and other key countries, there can be no assurance as to the amount or timing of future product or license and other revenues, and we may not achieve profitability for several years, if at all. Our ability to become and remain profitable depends significantly on our success in many areas, including:

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

We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts.

Discovering, developing and commercializing products involve time-consuming, expensive and uncertain processes that take years to complete. We have used substantial funds to develop XPOVIO and expect our operating expenses to continue to increase as we continue to commercialize XPOVIO or any future approved product, conduct further research and development of our product candidates, seek marketing approval and prepare for commercialization of selinexor in additional indications or for our other product candidates, if approved, to the extent that such functions are not the responsibility of a collaborator. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring or retaining personnel and expanding our geographical reach. Although currently XPOVIO is commercially available in three indications, we do not anticipate that our revenue from product sales of XPOVIO or any funds we may receive from our collaborators will be sufficient for us to become profitable for several years, if at all. Accordingly, we will need to continue to rely on additional financing, or strategic alternatives, to achieve our business objectives.

As of June 30, 2025, we believe that our existing cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans and debt obligation requirements into October 2025 given the $24.5 million aggregate principal amount of the 2025 Notes and $25.0 million minimum liquidity covenant. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

•
the timing and success of our efforts to enter into strategic alternatives, if available;
•
our ability to extend our cash runway through additional financing activities;
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
•
our ability to establish and maintain collaboration, partnership, licensing, marketing, distribution or other arrangements on favorable terms and the level and timing of success of these arrangements, and our ability to use proceeds of those arrangements in our business as opposed to being required to pay those proceeds to the lenders of our $100.0 million senior secured term loan facility (the “Term Loan”) and/or holders of the 2025 Notes and the 2029 Notes;
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

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Any future fundraising efforts could divert management’s attention away from their day-to-day activities. Further, adequate additional financing has not been, and may continue to not be, available to us on acceptable terms, or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by tariffs and other trade restrictions, inflation, sustained high interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. Moreover, there has been turmoil in the global banking system, which could result in loss of our access to our deposits, and an inability to obtain financing from other sources. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, any of which could have a material adverse effect on our business, operating results and prospects.

We are evaluating strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of the Company’s existing debt; potential financing transactions; among other potential alternatives. The potential impact and success of our exploration of any strategic alternatives, if available at all, are uncertain and may not be successful.

On July 11, 2025, we announced that our Board is considering potential financing transactions along with strategic alternatives to maximize near and long-term stockholder value, including, but not limited to, a merger or sale of the Company, in or out of court restructurings, repurchases, redemptions, exchanges or other refinancings of our existing debt, and financing transactions, among other potential alternatives. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative having favorable terms within an advantageous timeframe and/or recognize significant value for our assets, if at all. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Term Loan, the 2029 Notes, the 2025 Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming. Even if we are able to consummate a financing transaction or a strategic alternative, it may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative on favorable terms, in an advantageous timeframe, or at all could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into future strategic alternatives. In addition, potential strategic alternatives, if available, that require stockholder approval may not be approved by our stockholders. If we are not able to successfully consummate a successful financing transaction or strategic alternative, our Board may decide to pursue a dissolution and liquidation of our company. In such an event, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If our Board determined to pursue a dissolution and liquidation, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Depending on these factors, the amount available for distribution to our common stockholders in such an event could be as low as zero and result in a total loss of investment to our stockholders.

Our Amended Revenue Interest Agreement with KKR contains various covenants and other provisions, which, if violated, could, subject to the Intercreditor Agreement, result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was amended in June 2021, August 2023 and May 2024, and which was subsequently assigned by HCRx to KKR & Co. Inc. (“KKR”) in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, KKR may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx and KKR after the date of the May 2024 amendment. Our obligations to KKR are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the 2029 Notes and which is subordinated to the first-priority security interest securing the Term Loan. Subject to an intercreditor agreement with KKR, the Term Loan lenders and the holders of the 2029 Notes (the “Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by KKR which we are unable to pay, KKR will have the right to foreclose on the collateral that was pledged to KKR. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

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

As of June 30, 2025, we have indebtedness of $356.7 million in aggregate principal amount. We have incurred (i) $172.5 million of indebtedness as a result of the sale of the 2025 Notes, of which approximately $24.5 million remained outstanding following completion of the May 2024 exchange of certain of our 2025 Notes for 2029 Notes (the “Exchange Transactions”); (ii) $263.3 million of indebtedness under the Amended Revenue Interest Agreement, of which $147.1 million was repaid after giving effect to the May 2024 amendment to the Amended Revenue Interest Agreement, resulting in a remaining maximum aggregate repayment amount to KKR (as successor in interest to HCRx) of $116.2 million, (iii) $100.0 million of indebtedness under the Term Loan, and (iv) approximately $116.0 million of indebtedness as a result of the issuance of the 2029 Notes pursuant to the Exchange Transactions. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;

•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2025 Notes, which are scheduled to mature on October 15, 2025, or the 2029 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital.

Our ability to pay the principal of or interest or other obligations on our present and any future indebtedness, including our remaining obligations to KKR and under the Credit Agreement, the 2029 Notes and the 2025 Notes, or to make cash payments in connection with any conversion of the 2029 Notes or the 2025 Notes, depends on our future performance and ability to raise additional funds, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Term Loan, the Amended Revenue Interest Agreement, the 2029 Notes, the 2025 Notes or any other future indebtedness and make necessary capital expenditures.

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

Note holders may require us to repurchase their 2029 Notes or 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes or the 2025 Notes to be repurchased, plus accrued and unpaid interest. As discussed under the risk factor entitled “If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.”, the transfer of the listing of our common stock to the Nasdaq Capital Market would constitute a fundamental change under the indenture governing the 2025 Notes, which could negatively impact our financial condition if the note holders required us to repurchase their notes upon such fundamental change.

The 2025 Notes are scheduled to mature on October 15, 2025. The current conversion price of the 2025 Notes is approximately $237.82 per share of common stock, which is significantly above the current trading price of our common stock, and as a result, we do not expect that any holders will convert their notes at or prior to maturity. Unless the 2025 Notes are repurchased or we are able to complete a transaction that retires or refinances these notes or extends their maturity, we will be required to pay the outstanding principal amount of these notes in cash at maturity, which as of June 30, 2025 was $24.5 million. We cannot assure you that we will have the necessary cash on hand or access to other sources of funds that will allow us to repay or refinance the 2025 Notes at maturity; unless we obtain additional funding or are able to consummate a transaction to refinance or pay off our indebtedness, we will not be able to remain compliant with the terms of such indebtedness.

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

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of common stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Credit Agreement and the indenture governing the 2029 Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of KKR, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document.

If we raise additional funds through further collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise sufficient additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate our research and drug development or current or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2025 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future (e.g. belantamab mafodotin), which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025 for more information on competition.

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
•
we, our investigators, or our third-party contractors, including manufacturers or CROs, may fail to comply with regulatory requirements, which include requirements related to the implementation of clinical trials, such as requirements for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, perform effectively, or meet their contractual obligations to us in a timely manner, or at all;
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

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. If XPOVIO or any of our product candidates is approved for additional indications beyond hematological malignancies, such as solid tumors, we may need to evolve our sales, marketing and distribution capabilities and we may not be able to do so successfully or on a timely basis. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with Menarini in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO® for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates” below.

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

The approval of our and our collaborators’ current or future product candidates for commercial sale could be delayed, limited or denied or we or they may be required to conduct additional studies for a number of reasons, including, but not limited to, the following:

•
regulatory authorities may determine that our or our collaborators’ product candidates do not demonstrate safety and effectiveness in accordance with regulatory agency standards based on a number of considerations, including AEs that are reported during clinical trials or the FDA determines that the patient population enrolled is either (i) not consistent with the demographics of the patient population in the U.S. or (ii) does not reflect the U.S. standard of care;

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
•
regulatory authorities may not agree with our or our collaborators’ regulatory approval strategies or components of our or their regulatory filings, such as the design or implementation of the relevant clinical trials, including the proportion of patients enrolled in our clinical trials from outside of the U.S. compared to U.S. patients or the demographics of the population; for example, the FDA identified multiple risks related to our decision to decrease the total number of patients to be enrolled in our ongoing Phase 3 multiple myeloma trial, including the ability to adequately assess benefit-risk with a limited number of patients; or
•
a product may not be approved for the indications that we, or our collaborators, request or may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

We will need to carefully monitor and navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. Promotion of prescription products is currently an area of government scrutiny, and the applicable statutes, regulations and guidance and policies are complex, subject to changing interpretation, and subject to amendment. For example, new FDA regulations and guidance have been issued in recent years, current Department of Health and Human Services (“HHS”) and FDA officials have expressed interest in new restrictions on direct-to-consumer (“DTC”) advertising, and bills have been introduced in Congress related to disclosure of price information in DTC advertisements, restrictions on DTC advertising, promotion by social media influencers and telehealth companies, and tax deductions available for DTC promotion expenses.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

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

In June 2025, we received three requests for drug product under the CREATES Act. We have responded to such requests and we believe our responses are in compliance with the CREATES Act. Although we have and intend to comply fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with XPOVIO and any of our product candidates, if approved, which could impact our ability to maximize product revenue.

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

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). The administration has also imposed a 25% tariff on products of Canada and Mexico that are not covered by the United States-Mexico-Canada Agreement (“USMCA”), in addition to an additional 20% tariff on products of China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which, at one point, increased to a minimum of 145% but are at 20% as of August 6, 2025) and Canada and Mexico (which were 25% as of August 6, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations (“CDMOs”) and other service providers that operate in China.

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

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, as of June 30, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, HHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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
•
collaborators may pursue a clinical and/or regulatory strategy for registration outside of the U.S. that would require our assistance and we may not have the resources to meet their or the regulators’ timelines and/or expectations, which could delay or limit the development, commercialization or approval of our products outside of the U.S.;
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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of August 6, 2025, 192 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 34 patents were in force that relate to our PAK4/NAMPT inhibitors, including four composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of August 6, 2025, 13 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of August 6, 2025, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. We also have registrations or applications for eight additional possible drug names in numerous foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

On August 2, 2023, we announced that we had reduced our workforce by approximately 20%, in August 2024, we reduced our workforce by approximately 7% and on July 11, 2025, we announced that we had further reduced our workforce by approximately 20% as part of the Company’s ongoing careful management of operating expenses. Reductions in force may decrease employee morale and productivity and lead to increased turnover, and they may have a negative effect on our ability to attract and retain qualified personnel. Departures may be disruptive to our operations and ability to retain employees and increase our dependency on other employees who are not contractually obligated to remain employed with us, and those employees may leave at any time. Our competitors may use these transitions or potential disruptions to gain competitive advantage over us.

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

We have a substantial number of warrants to purchase common stock outstanding and may in the future issue additional warrants. The exercise of our outstanding warrants will dilute existing stockholders and could adversely affect the trading price of our common stock.

As of June 30, 2025, we had outstanding warrants to purchase, without regard to any beneficial ownership limitations, up to 3,704,122 shares of common stock at a weighted average exercise price of $30.04 share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In connection with any capital raising transactions that we may consummate, we may determine to issue additional warrants, which could result in further dilution to our stockholders.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $3.54 to $14.85 in the 52-week period ended August 6, 2025. On August 6, 2025, the closing sale price of our common stock on the Nasdaq Global Select Market was $4.03 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, the conflicts in Ukraine and the Middle East, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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
•
market assumptions regarding the feasibility of a strategic alternative;
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
•
additions or departures of key personnel or reductions in force;
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

Item 5. Other Information.

(a) Amendment to License Agreement

On August 7, 2025, we entered into Amendment No. 4 (the “Amendment”) to our license agreement, dated December 17, 2022, as previously amended (the “Agreement”) with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), pursuant to which we granted Menarini a non-exclusive license to, among other things, develop and commercialize selinexor for all human oncology indications in Europe (including the United Kingdom), Latin America, certain Middle East and Africa regions and other key countries.

Upon our request, under the terms of the Amendment, Menarini agreed to anticipate the payment, and to actualize the value, of the next sales performance milestone payment. Accordingly, Menarini will pay us a one-time cash payment of $4.24 million in lieu of our right to receive a $5.0 million payment from Menarini upon the achievement of a net sales performance milestone based on net sales within a calendar year.

We expect to file the Amendment as an exhibit to our Quarterly Report on Form 10-Q for the three months ended September 30, 2025.

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

During the second quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

10.1	Side Letter Amendment to License Agreement, dated June 30, 2025, by and between Antengene Therapeutics Limited and the Registrant

10.2*

Amendment No. 3 to the Karyopharm Therapeutics Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the SEC on April 14, 2025)

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

KARYOPHARM THERAPEUTICS INC.

Date: August 11, 2025	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 11, 2025	By:	/s/ Lori Macomber
Lori Macomber
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)