Form 10-Q
period 2025-09-30
Karyopharm Therapeutics Inc.
filed 2025-11-03
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 17,050,876 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,672	$62,476
Investments	8,205	46,236
Accounts receivable, net	31,877	30,766
Inventory	3,966	4,739
Prepaid expenses and other current assets	8,026	12,245
Total current assets	89,746	156,462
Property and equipment, net	122	400
Operating lease right-of-use assets	4,680	5,884
Restricted cash	350	338
Other assets	1,334	1,334
Total assets	$96,232	$164,418
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,392	$5,107
Accrued expenses	66,328	60,652
Convertible senior notes due 2025	250	24,426
Senior secured term loan	12,500	—
Operating lease liabilities	922	438
Other current liabilities	1,765	1,641
Total current liabilities	87,157	92,264
Convertible senior notes due 2029	68,602	68,345
Convertible senior notes due 2025, net of current portion	24,246	—
Senior secured term loan, net of current portion	83,895	94,603
Deferred royalty obligation	73,499	73,499
Common stock warrants	7,965	12,582
Operating lease liabilities, net of current portion	6,008	6,712
Other liabilities	14,118	2,430
Total liabilities	365,490	350,435
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 53,333 shares authorized; 8,702 and 8,413 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	1,388,289	1,377,786
Accumulated other comprehensive loss	(259)	(356)
Accumulated deficit	(1,657,301)	(1,563,460)
Total stockholders’ deficit	(269,258)	(186,017)
Total liabilities and stockholders’ deficit	$96,232	$164,418

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$32,032	$29,516	$82,767	$83,554
License and other revenue	12,012	9,267	29,221	31,141
Total revenue	44,044	38,783	111,988	114,695
Operating expenses:
Cost of sales	2,113	1,300	4,465	4,676
Research and development	30,544	36,134	97,950	109,930
Selling, general and administrative	26,607	27,632	82,436	88,251
Total operating expenses	59,264	65,066	184,851	202,857
Loss from operations	(15,220)	(26,283)	(72,863)	(88,162)
Other income (expense):
Interest income	553	1,832	2,166	5,918
Interest expense	(11,008)	(11,385)	(33,230)	(26,218)
Gain on extinguishment of debt	—	—	—	44,702
Other (expense) income, net	(7,418)	3,792	10,196	18,284
Total other (expense) income, net	(17,873)	(5,761)	(20,868)	42,686
Loss before income taxes	(33,093)	(32,044)	(93,731)	(45,476)
Income tax provision	(34)	(28)	(110)	(166)
Net loss	$(33,127)	$(32,072)	$(93,841)	$(45,642)
Basic net loss per share	$(3.82)	$(3.85)	$(10.93)	$(5.68)
Diluted net loss per share (Note 7)	$(3.82)	$(3.85)	$(10.93)	$(10.40)
Weighted-average number of common shares outstanding used to compute basic net loss per share	8,669	8,336	8,587	8,036
Weighted-average number of common shares outstanding used to compute diluted net loss per share	8,669	8,336	8,587	8,442

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(33,127)	$(32,072)	$(93,841)	$(45,642)
Other comprehensive (loss) income
Unrealized (loss) gain on investments	(7)	291	(53)	242
Foreign currency translation adjustment	(1)	92	150	(303)
Comprehensive loss	$(33,135)	$(31,689)	$(93,744)	$(45,703)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(93,841)	$(45,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,147	14,562
Depreciation and amortization	277	259
Amortization of debt issuance costs and discounts	8,101	4,012
Net amortization of premiums and discounts on investments	(401)	(2,112)
Gain on extinguishment of debt	—	(44,702)
Change in fair value of embedded derivatives and common stock warrants	(10,596)	(18,343)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,111)	(4,816)
Inventory	773	(1,629)
Prepaid expenses and other assets	4,219	(2,933)
Operating lease right-of-use assets	1,204	1,690
Accounts payable	285	2,660
Accrued expenses and other liabilities	17,622	(2,253)
Operating lease liabilities	(220)	(2,429)
Net cash used in operating activities	(63,541)	(101,676)
Investing activities
Proceeds from maturities of investments	38,378	138,187
Purchases of investments	—	(57,316)
Purchases of property and equipment	—	(195)
Net cash provided by investing activities	38,378	80,676
Financing activities
Proceeds from issuance of senior secured term loan	—	83,300
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	356	772
Payment of debt issuance costs	—	(2,588)
Payment of deferred royalty obligation	—	(40,518)
Net cash provided by financing activities	356	40,966
Effect of exchange rates on cash, cash equivalents and restricted cash	15	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,792)	19,975
Cash, cash equivalents and restricted cash at beginning of period	62,814	53,192
Cash, cash equivalents and restricted cash at end of period	$38,022	$73,167
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$37,672	$72,828
Short-term restricted cash	—	33
Long-term restricted cash	350	306
Total cash, cash equivalents and restricted cash	$38,022	$73,167
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$3,711	$18,926
Cash paid for interest on convertible debt and term loan	$10,668	$11,472
Cash paid for amounts included in the measurement of operating lease liabilities	$1,023	$2,844
Convertible senior notes due 2029 issued with warrants to purchase 3,100 shares of common stock in exchange for a $148,000 reduction of convertible senior notes due 2025	$—	$111,000
Senior secured term loan issued in exchange for a $14,700 reduction of deferred royalty obligation	$—	$15,000
Issuance of common stock used to settle a financial advisory fee related to financing activities	$—	$7,697
Convertible senior notes due 2029 issued in exchange for a $5,000 reduction of deferred royalty obligation	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of June 30, 2025	8,647	$13	$1,385,486	$(251)	$(1,624,174)	$(238,926)
Vesting of restricted stock	55	—	—	—	—	—
Stock-based compensation	—	—	2,803	—	—	2,803
Unrealized loss on investments	—	—	—	(7)	—	(7)
Foreign currency cumulative translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(33,127)	(33,127)
Balance as of September 30, 2025	8,702	$13	$1,388,289	$(259)	$(1,657,301)	$(269,258)

Balance as of June 30, 2024	8,309	$13	$1,369,060	$(605)	$(1,500,608)	$(132,140)
Vesting of restricted stock	45	—	—	—	—	—
Stock-based compensation	—	—	4,182	—	—	4,182
Unrealized gain on investments	—	—	—	291	—	291
Foreign currency cumulative translation adjustment	—	—	—	92	—	92
Net loss	—	—	—	—	(32,072)	(32,072)
Balance as of September 30, 2024	8,354	$13	$1,373,242	$(222)	$(1,532,680)	$(159,647)

Balance as of December 31, 2024	8,413	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)
Vesting of restricted stock	227	—	—	—	—	—
Shares issued under the employee stock purchase plan	62	—	356	—	—	356
Stock-based compensation	—	—	10,147	—	—	10,147
Unrealized loss on investments	—	—	—	(53)	—	(53)
Foreign currency cumulative translation adjustment	—	—	—	150	—	150
Net loss	—	—	—	—	(93,841)	(93,841)
Balance as of September 30, 2025	8,702	$13	$1,388,289	$(259)	$(1,657,301)	$(269,258)

Balance as of December 31, 2023	7,661	$12	$1,350,981	$(161)	$(1,487,038)	$(136,206)
Vesting of restricted stock	158	—	—	—	—	—
Shares issued under the employee stock purchase plan	77	—	772	—	—	772
Issuance of common stock for financial advisory fee	458	1	6,927	—	—	6,928
Stock-based compensation	—	—	14,562	—	—	14,562
Unrealized gain on investments	—	—	—	242	—	242
Foreign currency cumulative translation adjustment	—	—	—	(303)	—	(303)
Net loss	—	—	—	—	(45,642)	(45,642)
Balance as of September 30, 2024	8,354	$13	$1,373,242	$(222)	$(1,532,680)	$(159,647)

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

Liquidity, Capital Resources and Going Concern

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of September 30, 2025, we had $45.9 million of cash, cash equivalents and investments and an accumulated deficit of $1.7 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding or enter in other strategic alternatives and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, and the financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that these efforts will result in additional funding, strategic alliances or licensing arrangements or sufficiently address the Company’s ability to continue as a going concern. Refer to Note 12, “Subsequent Event” for a description of transactions that occurred in October 2025 that partially address the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 19, 2025 (“Annual Report”).

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

Basis of Consolidation

The condensed consolidated financial statements as of September 30, 2025 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Our CODM is our Chief Executive Officer who uses net loss as reported on the condensed consolidated statements of operations to monitor budget versus actual results and to ensure we have sufficient capital resources to develop and seek regulatory approval of our product candidates. The following table presents the significant revenue and expense categories (in thousands) in our single operating segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from external customers	$44,044	$38,783	$111,988	$114,695
Cost of sales (1)	(2,082)	(1,239)	(4,352)	(4,499)
Research and development expenses (2)	(30,743)	(36,395)	(99,942)	(110,722)
Commercial expenses (2)	(11,112)	(12,440)	(35,776)	(38,606)
General and administrative expenses (2)	(12,524)	(10,810)	(34,634)	(34,468)
Other segment (expenses) income (3)	(20,710)	(9,971)	(31,125)	27,958
Net loss of our single operating segment	$(33,127)	$(32,072)	$(93,841)	$(45,642)

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

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross product revenue	$44,163	$43,031	$122,992	$119,457
Provisions for product revenue	(12,131)	(13,515)	(40,225)	(35,903)
Total product revenue, net	$32,032	$29,516	$82,767	$83,554

As of September 30, 2025 and December 31, 2024, net product revenue of $26.5 million and $27.8 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of September 30, 2025 and December 31, 2024.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of September 30, 2025	As of December 31, 2024
Raw materials	$630	$720
Work in process	2,903	3,542
Finished goods	433	477
Total inventory	$3,966	$4,739

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Menarini	$11,142	$8,753	$26,960	$27,232
Antengene	670	273	1,811	1,272
Other	200	241	450	2,637
Total license and other revenue	$12,012	$9,267	$29,221	$31,141

During the three months ended September 30, 2025, we recognized $8.2 million of milestone revenue, $1.5 million of revenue for the reimbursement of development-related expenses and $1.0 million of royalty revenue from Menarini. We also recognized $0.5 million of royalty revenue from Antengene and $0.2 million of other revenue.

During the three months ended September 30, 2024, we recognized $6.0 million of milestone revenue, $2.0 million of revenue for the reimbursement of development-related expenses, $0.5 million of royalty revenue from Menarini, and $0.2 million of other revenue.

During the nine months ended September 30, 2025, we recognized $15.0 million of revenue for the reimbursement of development-related expenses, $8.2 million of milestone revenue, and $2.9 million of royalty revenue from Menarini. We also recognized $1.6 million of royalty revenue from Antengene and $0.5 million of other revenue.

During the nine months ended September 30, 2024, we recognized $15.0 million of revenue for the reimbursement of development-related expenses, $10.0 million of milestone revenue, $1.6 million of royalty revenue, and $0.6 million of other revenue from Menarini. We also recognized $1.2 million of royalty revenue from Antengene and $2.0 million of other milestone-related revenue.

License and other revenue of $5.3 million and $2.9 million were included in accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

5. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of September 30, 2025 and December 31, 2024.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$21,822	$21,822	$—	$—
U.S. government and agency securities	5,313	—	5,313	—
Investments:
Corporate debt securities	8,205	—	8,205	—
	$35,340	$21,822	$13,518	$—

	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$46,990	$46,990	$—	$—
Commercial paper	5,072	—	5,072	—
Investments:
Corporate debt securities	39,091	—	39,091	—
Commercial paper	3,166	—	3,166	—
U.S. government and agency securities	3,979	—	3,979	—
	$98,298	$46,990	$51,308	$—

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

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	2029 Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2024	$13,688	$12,582
Change in fair value	(5,979)	(4,617)
Balance as of September 30, 2025	$7,709	$7,965

6. Investments

The following tables summarize our investments, which are classified as available-for-sale and recorded at fair value (in thousands):

	As of September 30, 2025
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$8,193	$12	$—	$8,205

	As of December 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$39,027	$66	$(2)	$39,091
Commercial paper	3,165	1	—	3,166
U.S. government and agency securities	3,978	1	—	3,979
Total	$46,170	$68	$(2)	$46,236

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within one year from September 30, 2025.

We did not hold any investments that were in an unrealized loss position as of September 30, 2025. We held five investments that were in an unrealized loss position as of December 31, 2024. The unrealized losses were caused by changes to interest rates and do not represent credit losses. The following table summarizes our investments in an unrealized loss position as of December 31, 2024 for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time in a continuous unrealized loss position (in thousands):

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

As discussed further in Note 10, “Long-Term Obligations”, we have the option to settle the conversion obligation for our 2025 Notes and 2029 Notes in cash, shares or any combination of the two. The 2029 Notes did not impact dilutive loss per common share during the three and nine months ended September 30, 2025 and 2024 because they were anti-dilutive in these periods. The 2025 Notes did not impact dilutive loss per common share during the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 because they were anti-dilutive in these periods. See the table below for the impact of the 2025 Notes on dilutive loss per common share during the nine months ended September 30, 2024.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase up to 3.7 million shares of our common stock were outstanding as of September 30, 2025. These warrants are not included in the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses. These warrants did not impact dilutive loss per common share during the three and nine months ended September 30, 2025 and 2024 because they were anti-dilutive in these periods.

The following is a reconciliation of the numerator and denominator used to calculate basic and diluted net loss per common share for the nine months ended September 30, 2024 (in thousands except per share amounts):

For the Nine Months Ended September 30, 2024
Net loss	$(45,642)
Add back interest expense on the 2025 Notes	2,518
Add back gain on extinguishment of debt	(44,702)
Numerator for diluted net loss per common share (A)	$(87,826)
Weighted-average number of common shares outstanding	8,036
Dilutive effect of 2025 Notes calculated using the if-converted method	406
Denominator for diluted net loss per common share (B)	8,442
Diluted net loss per common share (= A / B)	$(10.40)

In addition to the financial instruments discussed above, the following other potentially dilutive securities were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect under the treasury method (in thousands):

	As of September 30,
	2025	2024
Outstanding stock options	492	423
Unvested restricted stock units	688	861

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$31	$61	$113	$177
Research and development	967	1,062	3,064	3,775
Selling, general and administrative	1,805	3,059	6,970	10,610
Total	$2,803	$4,182	$10,147	$14,562

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

We did not sell any Shares under the 2023 Open Market Sale Agreement during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, $100.0 million of Shares were available for issuance and sale under the 2023 Open Market Sale Agreement.

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

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which were amortized to interest expense using the effective interest method over seven years. In May 2024, we exchanged $148.0 million aggregate principal amount of our 2025 Notes for (i) $111.0 million aggregate principal amount of our 2029 Notes and (ii) the May 2024 Warrants to purchase up to 3.1 million shares of our common stock. The 2029 Notes and the May 2024 Warrants are described in more detail below. $24.5 million in aggregate principal amount of the 2025 Notes remained outstanding following completion of the May 2024 exchange transactions and such amount was outstanding as of September 30, 2025.

The 2025 Notes are senior unsecured obligations and bear interest at a rate of 3.00% per year payable semiannually in arrears on April 15 and October 15 of each year. Upon conversion, the 2025 Notes will be converted into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2025 Notes are subject to redemption at our option, in whole or in part, if the conditions described below are satisfied. Holders may require us to repurchase their 2025 Notes following a fundamental change (as defined within the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest. The 2025 Notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Following July 15, 2025 and at any time prior to the close of business on October 13, 2025, holders may convert the 2025 Notes at an initial conversion rate of 4.2049 shares of common stock per $1,000 principal amount of the 2025 Notes (equivalent to an initial conversion price of approximately $237.82 per share of common stock) in multiples of $1,000 principal amount. None of the 2025 Notes were converted as of September 30, 2025.

We may redeem for cash all or part of the 2025 Notes at our option if the last reported sale price of our common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within five trading days prior to the date on which we send any notice of redemption. The redemption price will be 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances. We did not redeem any of the 2025 Notes as of September 30, 2025.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Principal	$24,500	$24,500
Less: unamortized debt issuance costs	(4)	(74)
2025 Notes	$24,496	$24,426

We determined the expected life of the 2025 Notes was equal to its seven-year term and the effective interest rate was 3.53%. As of September 30, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2025 Notes. The fair value of the 2025 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 2 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the 2025 Notes as of September 30, 2025 and December 31, 2024 was approximately $22.7 million and $19.1 million, respectively.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$184	$184	$552	$2,170
Amortization of debt issuance costs	12	33	70	348
Total interest expense	$196	$217	$622	$2,518

Future minimum payments on the 2025 Notes as of September 30, 2025 were as follows (in thousands):

Future Minimum Payments
Minimum payments due in 2025	$24,868
Less: interest expense and unamortized debt issuance costs	(372)
2025 Notes	$24,496

Senior Secured Term Loan

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain holders of the 2025 Notes and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was subsequently assigned by HCRx to an affiliate of KKR & Co. Inc. (“KKR”) in connection with its acquisition of a majority ownership stake in HCRx in July 2025. The Credit Agreement provides for a senior secured term loan facility of $100.0 million (the “Term Loan”), which matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00%. Principal payments under the Term Loan will begin in June 2026, and consist of quarterly cash payments in the amount of 6.25% of the aggregate principal amount of the Term Loan, with the remaining principal due when the Term Loan matures in May 2028.

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

All obligations under the Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Credit Agreement contains customary covenants, including a requirement to maintain cash, cash equivalents and investments of at least $25.0 million at all times (the “Minimum Liquidity Covenant Amount”), and restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of September 30, 2025, we were in compliance with these covenants. If certain events of default occur, the Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority.

The outstanding balance of the Term Loan consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Principal	$100,000	$100,000
Less: unamortized debt issuance costs	(3,605)	(5,397)
Term Loan	$96,395	$94,603

We determined the expected life of the Term Loan was equal to its four-year term and the effective interest rate is 16.80%. The carrying value of the Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan, we incurred $6.8 million of debt issuance costs, which are being amortized to interest expense using the effective interest method over four years.

The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$3,461	$3,686	$10,281	$5,872
Amortization of debt issuance costs	579	592	1,792	867
Total interest expense	$4,040	$4,278	$12,073	$6,739

Future minimum payments on the Term Loan as of September 30, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$6,848
2026	32,223
2027	35,486
2028	60,547
Total minimum payments	135,104
Less: interest expense and unamortized debt issuance costs	(38,709)
Term Loan	$96,395

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

No holder will be entitled to receive shares of our common stock in connection with the 2029 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the 2029 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of September 30, 2025, no pre-funded warrants have been issued.

All obligations under the 2029 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Term Loan. The 2029 Notes contain covenants and events of default that are generally consistent with the Term Loan. As of September 30, 2025, we were in compliance with these covenants.

We accounted for the exchange of the 2025 Notes for the 2029 Notes and May 2024 Warrants as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes and recognized a $44.7 million gain on extinguishment of debt during the nine months ended September 30, 2024. As required by extinguishment accounting, the 2029 Notes received by the holders of the 2025 Notes were recorded at their initial fair value of $78.9 million as of May 8, 2024, which was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The $32.1 million difference between the initial fair value of $78.9 million and the principal amount of $111.0 million is being amortized to interest expense over the term of the 2029 Notes using the effective interest method over five years.

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

The following is a summary of the debt issuance costs and discounts being amortized to interest expense over the term of the 2029 Notes using the effective interest method, resulting in an effective interest rate of 26.93% (in thousands):

Amount
Initial fair value adjustment	$32,111
Debt issuance costs	4,981
Bifurcation of 2029 Notes Derivatives	28,877
Debt issuance costs and discounts related to the 2029 Notes	$65,969

The outstanding balance of the 2029 Notes consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Principal	$116,000	$116,000
Less: unamortized debt issuance costs and discounts	(55,107)	(61,343)
Plus: fair value of 2029 Notes Derivatives	7,709	13,688
2029 Notes	$68,602	$68,345

We determined the expected life of the 2029 Notes was equal to its five-year term. As of September 30, 2025, the “if-converted value” did not exceed the remaining principal amount of the 2029 Notes. The fair value of the 2029 Notes is influenced by market interest rates, our stock price and stock price volatility, and has been classified as Level 3 within the fair value hierarchy as it uses unobservable inputs. The estimated fair value of the 2029 Notes as of both September 30, 2025 and December 31, 2024 was approximately $81.7 million.

The following table sets forth total interest expense recognized related to the 2029 Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,740	$1,740	$5,220	$2,668
Amortization of debt issuance costs and discounts	2,217	1,782	6,239	2,797
Total interest expense	$3,957	$3,522	$11,459	$5,465

Future minimum payments on the 2029 Notes as of September 30, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2025	$3,480
2026	6,960
2027	6,960
2028	6,960
2029	118,552
Total minimum payments	142,912
Less: interest expense and unamortized debt issuance costs and discounts	(82,019)
Plus: fair value of 2029 Notes Derivatives	7,709
2029 Notes	$68,602

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HCRx which was subsequently amended in June 2021, August 2023, May 2024, and August 2025, and which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (as amended, the “Amended Revenue Interest Agreement”) under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, KKR (as successor in interest to HCRx) receives payments from us at a percentage (the “Royalty Rate”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total aggregate payments to HCRx and KKR under the Amended Revenue Interest Agreement are capped at $263.3 million (the “Payment Cap”).

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

As of September 30, 2025, we have made $147.1 million in payments to HCRx. The effective interest rate as of September 30, 2025 was approximately 16%. We have incurred debt issuance costs totaling $1.7 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of both September 30, 2025 and December 31, 2024 was $73.5 million, which includes the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2025 and December 31, 2024 and was based on our estimates of future payments to HCRx and KKR over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

Equity Classified Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 635,703 shares of common stock at an exercise price of $95.37 per share. The warrants are exercisable through December 7, 2027. As of September 30, 2025, all of these warrants were outstanding.

On August 1, 2023, in connection with the Second Amendment to the Revenue Interest Agreement dated as of August 1, 2023, we issued warrants to HCRx to purchase up to 16,667 shares of common stock at an exercise price of $33.75 per share. In May 2024, the exercise price was reduced to $16.50 per share in connection with the HCRx Amendment. The warrants are exercisable through August 1, 2030. As of September 30, 2025, all of these warrants were outstanding.

Liability Classified Common Share Warrants

In connection with the exchange of the 2025 Notes for the 2029 Notes described in further detail in Note 10, “Long-Term Obligations”, we issued the May 2024 Warrants to certain 2025 Note holders to purchase up to 3.1 million shares of our common stock at an exercise price of $16.50 per share, subject to customary antidilution adjustments. The May 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $33.00, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the May 2024 Warrants. As of September 30, 2025, the May 2024 Warrants to purchase 3.1 million shares of our common stock were outstanding. Under the terms of the May 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of September 30, 2025, no pre-funded warrants have been issued.

The May 2024 Warrants were classified as a long-term liability in our condensed consolidated balance sheets because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements.”

12. Subsequent Event

On October 7, 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). The Financing Transactions included the following key components: (i) $27.5 million in new term loan borrowings and new convertible debt; (ii) $25.4 million of near-term deferrals of interest and royalty payments; (iii) a temporary reduction of $15.0 million in our minimum liquidity covenant; (iv) an exchange of $15.0 million aggregate principal amount of our 2029 Notes for shares of common stock; (v) an exchange of $24.3 million aggregate principal amount of our 2025 Notes for shares of our common stock and warrants to purchase shares of our common stock; and (vi) a private placement of shares of our common stock and warrants to purchase shares of our common stock for gross proceeds of approximately $8.8 million.

Following consummation of the Financing Transactions, we had $112.5 million outstanding under our Amended Term Loan, as defined below, with a maturity date in May 2028, $15.0 million aggregate principal amount of 2028 Notes, as defined below, $103.5 million aggregate principal amount of New 2029 Notes, as defined below, and $116.2 million of maximum remaining payments payable under our Amended Revenue Interest Agreement.

2025 Notes

In October 2025, we exchanged $24.3 million aggregate principal amount of 2025 Notes for (i) 2,435,146 shares of common stock; (ii) pre-funded warrants to purchase an aggregate of 1,404,087 shares of common stock; and (iii) warrants to purchase an aggregate of 2,502,151 shares of common stock with an exercise price of $6.64 per share and an expiration date of October 10, 2030. See “Common Shares and Common Share Warrants” below for further discussion of these warrants. Following this transaction, approximately $0.3 million of the 2025 Notes were outstanding, which were settled in cash on the October 15, 2025 maturity date.

Senior Secured Term Loan

In October 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent (the “Amended Credit Agreement”), which provides for a senior secured term loan facility of $112.5 million (the “Amended Term Loan”), resulting in the following modifications to the Term Loan:

(1)
We borrowed an additional $12.5 million under the Amended Term Loan and received net cash proceeds of $12.3 million.
(2)
From October 10, 2025 to October 10, 2026, the Minimum Liquidity Covenant Amount (as defined in the Amended
Credit Agreement) will be the lesser of: (x) the sum of $10.0 million plus 50% of the net cash proceeds of any issuance of indebtedness for borrowed money or capital stock of the Company that occurs after October 10, 2025, and (y) $25.0 million. After October 10, 2026, the Minimum Liquidity Covenant Amount will be $25.0 million.
(3)
The interest rate on the Amended Term Loan will be the applicable secured overnight financing rate plus 10.25%, subject to a floor of 3.00%, for all interest incurred after June 30, 2025.
(4)
Interest on all borrowings under the Amended Term Loan incurred from July 1, 2025 to March 31, 2026 will be paid in-kind. Interest incurred after March 31, 2026 will be paid in cash on the applicable payment date.
(5)
An obligation to appoint a candidate selected by the lenders under the Amended Term Loan to serve as a non-voting observer to our board of directors.

2029 Notes

On October 7, 2025, we entered into privately negotiated agreements with the holders of the 2029 Notes to exchange $101.0 million aggregate principal amount of the 2029 Notes for $103.5 million aggregate principal amount of newly issued 9.00% convertible senior notes due 2029 (the “New 2029 Notes”). The significant differences between the terms of the 2029 Notes and the New 2029 Notes are as follows:

(1)
Interest on the New 2029 Notes incurred through March 31, 2026 will be payable in-kind. Interest incurred after March 31, 2026 will be payable in cash on the applicable payment date.
(2)
The New 2029 Notes will be convertible by the holders into shares of our common stock at an initial conversion rate of 44.444 shares per $1,000 principal amount (equivalent to an initial conversion price of $22.50 per share). Holders of the
New 2029 Notes may convert their New 2029 Notes at their option at any time prior to the close of business on May 11, 2029.
(3)
The Minimum Liquidity Covenant Amount in the indenture governing the New 2029 Notes provides the same Minimum Liquidity Covenant Amount as under the Term Loan described above.

In addition, in October 2025, we exchanged $15.0 million aggregate principal amount of the 2029 Notes for: (i) 2,024,344 shares of common stock and (ii) pre-funded warrants to purchase an aggregate of 552,164 shares of common stock.

2028 Notes

On October 7, 2025, we issued $15.0 million aggregate principal amount of new 9.00% senior secured convertible notes maturing on October 15, 2028 (the “2028 Notes”) to certain holders of the 2029 Notes in exchange for cash proceeds of $15.0 million. The 2028 Notes will be senior secured second-lien obligations and bear interest at a rate of 9.00% per year payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, beginning on December 31, 2025. Interest incurred through March 31, 2026 will be paid in kind. Interest incurred after March 31, 2026 will be paid in cash on the applicable payment date. The 2028 Notes will be convertible by the holders into shares of our common stock at an initial conversion rate of 150.6024 shares per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $6.64 per share of common stock). Holders of the 2028 Notes may convert their 2028 Notes at their option at any time prior to the close of business on October 13, 2028. All other terms of the 2028 Notes are consistent with the corresponding terms of the New 2029 Notes.

Deferred Royalty Obligation

On October 7, 2025, we entered into the Sixth Amendment to the Revenue Interest Financing Agreement pursuant to which:

(1)
KKR waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026.
(2)
The Royalty Rate will increase to 8.00% beginning on April 1, 2026.
(3)
The Payment Cap will remain at $263.3 million.

Common Shares and Common Share Warrants

In October 2025, we issued an aggregate of (i) 1,487,917 shares of common stock at a price of $5.88 per share and (ii) accompanying warrants (the “Placement Warrants”) to purchase 1,317,771 shares of common stock to certain institutional investors in a private placement for aggregate gross proceeds of approximately $8.8 million. The Placement Warrants have an exercise price of $6.64 per share, subject to customary anti-dilution adjustments, and will be exercisable until the date that is the first to occur of (i) thirty (30) days following the public announcement by the Company of the top-line results from the Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer or (ii) October 10, 2028.

In October 2025, we issued a total of 5,736,065 shares of common stock to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations” and to a financial advisor, of which: (i) 2,435,146 shares were issued to partially settle the 2025 Notes as described above; (ii) 2,024,344 shares were issued to partially settle the 2029 Notes as described above; and (iii) 1,276,575 shares were issued to pay various fees incurred in connection with the debt modifications that occurred in October 2025 as described above.

In October 2025, we issued warrants (the “Financing Warrants”) to purchase of 4,600,587 shares of common stock at an exercise price of $6.64 per share, subject to customary antidilution adjustments, to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations” and to our financial advisor, of which: (i) 2,502,151 Financing Warrants were issued to partially settle the 2025 Notes as described above and (ii) 2,098,436 Financing Warrants were issued to pay various fees incurred in connection with the debt modifications that occurred in October 2025 as described above. The Financing Warrants are exercisable through October 10, 2030.

On October 10, 2025, the exercise price of the May 2024 Warrants was reduced from $16.50 per share to $6.64 per share. As of October 30, 2025, we had 8,986,775 warrants outstanding with an exercise price of $6.64 per share, 635,703 warrants outstanding with an exercise price of $95.37 per share and 1,789,241 pre-funded warrants outstanding.

We may not effect the exercise of any warrant, and a holder will not be entitled to exercise any portion of any warrant, which, upon giving effect to such exercise, would cause the holder (together with its affiliates) to own more than 4.99% or 9.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire.

In October 2025, we issued warrants (the “Pre-Funded Warrants”) to purchase of 2,913,136 shares of common stock at an exercise price of $0.0001 per share to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations”, of which: (i) 1,404,087 Pre-Funded Warrants were issued to partially settle the 2025 Notes as described above; (ii) 552,164 Pre-Funded Warrants were issued to partially settle the 2029 Notes as described above; and (iii) 956,885 Pre-Funded Warrants were issued to pay various fees incurred in connection with the debt modifications that occurred in October 2025 as described above. We may not effect the exercise of any Pre-Funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. After October 10, 2025, holders of Pre-Funded Warrants exercised Pre-Funded Warrants to purchase an aggregate of 1,123,895 shares of common stock in cashless exercises, pursuant to which we issued an aggregate of 1,123,874 shares of common stock.

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

We completed enrollment in our ongoing Phase 3 SENTRY trial evaluating selinexor in combination with once or twice-daily ruxolitinib versus placebo plus ruxolitinib in JAKi-naive myelofibrosis patients in September 2025. We expect to report top-line data from the SENTRY trial in March 2026. We continue to enroll JAKi-naïve myelofibrosis patients with platelet counts above 50,000 in the selinexor 60 mg cohort of the Phase 2 SENTRY-2 trial. A recently amended protocol includes patients with platelet counts above 100,000. We expect to report top-line data from all patients in the 60 mg cohort with at least 24 weeks of follow-up in 2026.

We are continuing to enroll patients in the Phase 3 XPORT-EC-042 trial evaluating selinexor as a maintenance-only therapy following systemic therapy versus placebo in patients with TP53 wild-type advanced or recurrent endometrial cancer. We expect to report top-line data from this event-driven trial in mid-2026.

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

As of September 30, 2025, we had an accumulated deficit of $1.7 billion. We had net losses of $93.8 million and $45.6 million for the nine months ended September 30, 2025 and 2024, respectively. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives, and considering our debt service obligations and the financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

October 2025 Financing Transactions

On October 7, 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). The Financing Transactions included the following key components: (i) $27.5 million in new term loan borrowings and new convertible debt; (ii) $25.4 million of near-term deferrals of interest and royalty payments; (iii) a temporary reduction of $15.0 million in our minimum liquidity covenant; (iv) an exchange of $15.0 million aggregate principal amount of our convertible notes due 2029 for shares of common stock; (v) an exchange of $24.3 million aggregate principal amount of our convertible notes due October 15, 2025 for shares of our common stock and warrants to purchase shares of our common stock; and (vi) a private placement of shares of our common stock and warrants to purchase shares of our common stock for gross proceeds of approximately $8.8 million.

Following consummation of the Financing Transactions, we had $112.5 million outstanding under our senior secured term loan with a maturity date in May 2028 (the “Amended Term Loan”), $15.0 million aggregate principal amount of 9.00% senior secured convertible notes due October 2028, $103.5 million aggregate principal amount of 9.00% senior secured convertible notes due May 2029, and $116.2 million of maximum remaining payments payable under our revenue interest financing agreement.

Following consummation of the Financing Transactions, holders of pre-funded warrants to purchase common stock exercised pre-funded warrants to purchase an aggregate of 1,123,895 shares of common stock in cashless exercises, pursuant to which we issued an aggregate of 1,123,874 shares of common stock.

Please refer to Note 12 “Subsequent Event”, to the condensed consolidated financial statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Financing Transactions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue, net	$32,032	$29,516	$2,516	9%	$82,767	$83,554	$(787)	(1)%
License and other revenue	12,012	9,267	2,745	30%	29,221	31,141	(1,920)	(6)%
Total revenue	44,044	38,783	5,261	14%	111,988	114,695	(2,707)	(2)%
Operating expenses:
Cost of sales	2,113	1,300	813	63%	4,465	4,676	(211)	(5)%
Research and development	30,544	36,134	(5,590)	(15)%	97,950	109,930	(11,980)	(11)%
Selling, general and administrative	26,607	27,632	(1,025)	(4)%	82,436	88,251	(5,815)	(7)%
Loss from operations	(15,220)	(26,283)	11,063	(42)%	(72,863)	(88,162)	15,299	(17)%
Other (expense) income, net	(17,873)	(5,761)	(12,112)	>100%	(20,868)	42,686	(63,554)	(>100)%
Loss before income taxes	(33,093)	(32,044)	(1,049)	3%	(93,731)	(45,476)	(48,255)	>100%
Income tax provision	(34)	(28)	(6)	21%	(110)	(166)	56	(34)%
Net loss	$(33,127)	$(32,072)	$(1,055)	3%	$(93,841)	$(45,642)	$(48,199)	>100%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product revenue, net	$32,032	$29,516	$2,516	9%	$82,767	$83,554	$(787)	(1)%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended September 30, 2025 increased by $2.5 million as compared to the three months ended September 30, 2024. The increase was primarily driven by gross-to-net favorability, reflecting lower 340B discounts, partially offset by higher Medicare discount program charges and increased deductions associated with group purchasing organization arrangements.

Net product revenue for the nine months ended September 30, 2025 decreased by $0.8 million as compared to the nine months ended September 30, 2024, due to an increase in the gross-to-net provision largely due to the increase in the product return reserve and Medicare rebates, partially offset by gross-to-net favorability driven by lower 340B discounts in the nine months ended September 30, 2025. The product return reserve increased as a result of atypical returns in the first quarter of 2025, primarily driven by expired units returned from clinics and hospitals that had purchased these units following the 2020 approval of XPOVIO®.

We expect net product revenue in the fourth quarter of 2025 to be consistent with the third quarter of 2025 due to both consistent gross-to-net adjustments and demand.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Menarini Group ("Menarini")	$11,142	$8,753	$2,389	27%	$26,960	$27,232	$(272)	(1)%
Antengene Therapeutics Limited ("Antengene")	670	273	397	>100%	1,811	1,272	539	42%
Other	200	241	(41)	(17)%	450	2,637	(2,187)	(83)%
Total license and other revenue	$12,012	$9,267	$2,745	30%	$29,221	$31,141	$(1,920)	(6)%

License and other revenue for the three months ended September 30, 2025 increased by $2.7 million as compared to the three months ended September 30, 2024, primarily due to increased milestone-related revenue.

License and other revenue for the nine months ended September 30, 2025 decreased by $1.9 million as compared to the nine months ended September 30, 2024, primarily due to decreased milestone-related revenue.

We expect license and other revenue to decrease in the fourth quarter of 2025 as compared to the third quarter of 2025, reflecting lower expected milestone revenue and the fact that the maximum reimbursement revenue from Menarini was fully recognized in the third quarter.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of sales	$2,113	$1,300	$813	63%	$4,465	$4,676	$(211)	(5)%
Research and development	30,544	36,134	(5,590)	(15)%	97,950	109,930	(11,980)	(11)%
Selling, general and administrative	26,607	27,632	(1,025)	(4)%	82,436	88,251	(5,815)	(7)%
Total operating expenses	$59,264	$65,066	$(5,802)	(9)%	$184,851	$202,857	$(18,006)	(9)%

Cost of Sales

Cost of sales for the three months ended September 30, 2025 increased by $0.8 million as compared to the three months ended September 30, 2024, primarily due to an increase in charges to write-off inventory in excess of demand. Cost of sales for the nine months ended September 30, 2025 and 2024 were relatively consistent. We expect cost of sales to remain relatively consistent in the fourth quarter of 2025 as compared to the third quarter of 2025.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$8,990	$6,757	$2,233	33%	$28,576	$22,225	$6,351	29%
Selinexor in endometrial cancer	4,513	3,344	1,169	35%	12,844	11,511	1,333	12%
Selinexor in multiple myeloma	1,460	6,357	(4,897)	(77)%	6,625	15,354	(8,729)	(57)%
Other programs	511	1,135	(624)	(55)%	1,567	2,403	(836)	(35)%
Non-program specific clinical trial and related costs	1,729	1,819	(90)	(5)%	4,670	5,701	(1,031)	(18)%
Total clinical trial and related costs	17,203	19,412	(2,209)	(11)%	54,282	57,194	(2,912)	(5)%
Unallocated costs:
Personnel	8,490	11,039	(2,549)	(23)%	28,615	34,492	(5,877)	(17)%
Consulting, professional and other	3,884	4,621	(737)	(16)%	11,989	14,469	(2,480)	(17)%
Stock-based compensation	967	1,062	(95)	(9)%	3,064	3,775	(711)	(19)%
Total unallocated costs	13,341	16,722	(3,381)	(20)%	43,668	52,736	(9,068)	(17)%
Total research and development expenses	$30,544	$36,134	$(5,590)	(15)%	$97,950	$109,930	$(11,980)	(11)%

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

Research and development expenses for the three months ended September 30, 2025 decreased by $5.6 million as compared to the three months ended September 30, 2024. The decrease was primarily driven by a $4.9 million reduction in clinical trial and related costs for selinexor in multiple myeloma, reflecting the reduced scope of our Phase 3 multiple myeloma trial, and a $2.6 million reduction in personnel and stock-based compensation costs resulting from lower headcount and contractor utilization following previously implemented cost reduction initiatives. The decreases were partially offset by a $2.2 million increase in clinical trial and related costs for selinexor in myelofibrosis, which was driven by $2.6 million in costs associated with the purchase of comparator drug for use in the trial, partially offset by lower costs related to enrollment activities.

Research and development expenses for the nine months ended September 30, 2025 decreased by $12.0 million as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to an $8.7 million reduction in clinical trial and related costs for selinexor in multiple myeloma, reflecting the reduced scope of our Phase 3 trial, and a $6.6 million reduction in personnel and stock-based compensation costs resulting from lower headcount and contractor utilization following the previously implemented cost reduction initiatives. These decreases were partially offset by a $6.4 million increase in clinical trial and related costs for selinexor in myelofibrosis, primarily due to increased trial activity and higher patient enrollment, as well as an increase of $2.3 million in costs associated with the purchase of comparator drug for use in the trial.

We expect research and development expenses to remain relatively consistent in the fourth quarter of 2025 compared to the third quarter of 2025, as we continue to invest in our ongoing Phase 3 clinical trials in myelofibrosis and endometrial cancer.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Personnel costs	$12,697	$14,121	$(1,424)	(10)%	$41,163	$44,619	$(3,456)	(8)%
Consulting, professional and other costs	12,105	10,452	1,653	16%	34,303	33,022	1,281	4%
Stock-based compensation	1,805	3,059	(1,254)	(41)%	6,970	10,610	(3,640)	(34)%
Total selling, general and administrative expenses	$26,607	$27,632	$(1,025)	(4)%	$82,436	$88,251	$(5,815)	(7)%

Selling, general and administrative expenses for the three and nine months ended September 30, 2025 decreased by $1.0 million and $5.8 million, respectively, compared to the corresponding periods in 2024. The decreases were primarily due to lower headcount and contractor utilization resulting from previously implemented cost reduction initiatives that were largely offset by an increase in professional fees incurred in connection with the Financing Transactions and other strategic initiatives of $2.7 million and $4.3 million, for the three and nine months ended September 30, 2025, respectively.

We expect our selling, general and administrative expenses to remain relatively consistent in the fourth quarter of 2025 as compared to the third quarter of 2025, reflecting the continued impact of our cost reduction initiatives, partially offset by fees incurred in connection with the Financing Transactions.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(11,008)	$(11,385)	$377	(3)%	$(33,230)	$(26,218)	$(7,012)	27%
Interest income	553	1,832	(1,279)	(70)%	2,166	5,918	(3,752)	(63)%
Gain on extinguishment of debt	—	—	—	—	—	44,702	(44,702)	(100)%
Other (expense) income	(7,418)	3,792	(11,210)	(>100)%	10,196	18,284	(8,088)	(44)%
Total other (expense) income, net	$(17,873)	$(5,761)	$(12,112)	>100%	$(20,868)	$42,686	$(63,554)	(>100)%

Total other (expense) income, net for the three and nine months ended September 30, 2025 increased as compared to the three and nine months ended September 30, 2024 by $12.1 million and $63.6 million, respectively, compared to the corresponding periods in 2024. The increases were primarily due to the remeasurement of embedded derivatives and liability-classified common stock warrants, both of which are non-cash items. In addition, the nine months ended September 30, 2024 included a $44.7 million non-cash gain on extinguishment of debt. The increases were further impacted by higher interest expense associated with the senior secured term loan facility and 2029 Notes, both issued in May 2024, and decreased interest income resulting from reduced investment balances during the 2025 periods compared to 2024.

We expect total other (expense) income, net to remain relatively consistent in the fourth quarter of 2025 compared to the third quarter of 2025, excluding the impact of the Financing Transactions. However, future period results may continue to be affected by non-cash gains or losses from the remeasurement of embedded derivatives and liability-classified common stock warrants, which will vary depending on movements in our stock price and other market factors.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of September 30, 2025, our principal source of liquidity was $45.9 million of cash, cash equivalents and investments. Our cash balance as of September 30, 2025 reflects the benefit of $7.4 million of interest and royalties that were paid in kind in connection with the Financing Transactions announced on October 8, 2025. We have had recurring losses since inception and incurred a loss of $93.8 million for the nine months ended September 30, 2025.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and the financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We currently expect that our existing cash, cash equivalents and investments as well as cash flows from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(63,541)	$(101,676)	$38,135	(38)%
Net cash provided by investing activities	38,378	80,676	(42,298)	(52)%
Net cash provided by financing activities	356	40,966	(40,610)	(99)%
Effect of exchange rates on cash, cash equivalents and restricted cash	15	9	6	67%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,792)	$19,975	$(44,767)	(>100)%

Operating activities. The $38.1 million decrease in net cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by changes in working capital resulting primarily from decreased spend year-over-year as a result of the realization of previously implemented cost reduction initiatives.

Investing activities. The $42.3 million decrease in net cash provided by investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven by a $99.8 million decrease in proceeds from the maturities of investments, partially offset by a $57.3 million decrease in purchases of investments.

Financing activities. The $40.6 million decrease in net cash provided by financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven primarily by activity during the nine months ended September 30, 2024 and consisted of $83.3 million of proceeds from the term loan, partially offset by a $40.5 million payment of our deferred royalty obligation and a $2.6 million payment of debt issuance costs.

Sources of Liquidity

On October 7, 2025, we entered into a securities purchase agreement with certain institutional investors to which we issued and sold, in a private placement, an aggregate of (i) 1,487,917 shares of common stock at a price per share of $5.88 and (ii) accompanying warrants to purchase 1,317,771 shares of common stock at an exercise price of $6.64 per share. We received aggregate gross proceeds of approximately $8.8 million.

On October 7, 2025, we entered into a note purchase agreement pursuant to which issued and sold, in a private placement, $15.0 million aggregate principal amount of new 9.00% senior secured convertible notes due 2028 (the “2028 Notes”) to certain holders of our existing 6.00% senior secured convertible notes due 2029. The 2028 Notes are senior secured second-lien obligations and bear interest at a rate of 9.00% per year payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, beginning on December 31, 2025. Interest will be paid in kind on December 31, 2025 and March 31, 2026 with cash interest payments beginning on June 30, 2026. The 2028 Notes will mature on October 15, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms.

On September 14, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HCRx, which was subsequently amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned in July 2025 by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. On October 7, 2025, we entered into the Sixth Amendment to the Revenue Interest Financing Agreement pursuant to which (i) HCRx waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026 and (ii) we agreed to increase the Applicable Tiered Percentage (as defined in the Amended Revenue Interest Agreement ) to 8.00% beginning on April 1, 2026. The total amount payable under the Revenue Interest Financing Agreement will remain capped at $263.3 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On May 8, 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025, which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). On October 7, 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent (the “Amended Credit Agreement”), pursuant to which, among other things, the lenders provided $12.5 million principal amount of additional loans (the “Amended Term Loan”). The amendments to the Credit Agreement include, among other things (i) reducing the financial covenant requiring us to maintain liquidity of at least $10.0 million, subject to increase in the event we issue indebtedness for borrowed money or issue capital stock, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million and (ii) increasing the interest rate on borrowings under the Amended Term Loan to the secured overnight financing rate plus 10.25% for interest payments occurring after June 30, 2025. Interest on borrowings under the Amended Term Loan incurred from July 1, 2025 to October 10, 2025 were paid in kind at closing. Interest on borrowings will be paid in kind on December 31, 2025 and March 31, 2026 and cash interest payments will begin on June 30, 2026. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q.

On February 17, 2023, we entered into an Open Market Sale Agreement (the “2023 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the 2023 Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the 2023 Open Market Sales Agreement during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, $100.0 million of Shares was available for issuance and sale under the 2023 Open Market Sale Agreement.

During the nine months ended September 30, 2025, we received $8.2 million in milestone payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, under the license agreement we entered into with Menarini in December 2021 (the “Menarini Agreement”), Menarini is required to reimburse us for 25% of all documented expenses we incur for the global development of selinexor from 2022 through 2025, provided that such reimbursements shall not exceed $15.0 million per calendar year. We received $13.5 million of reimbursements under the Menarini Agreement during the nine months ended September 30, 2025.

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

Contractual Obligations

We currently have contractual obligations under our (i) Amended Credit Agreement; (ii) 2028 Notes; (iii) 2029 Notes; and (iv) Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations” and Note 12, “Subsequent Event”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. See below under “Funding Requirements” for the amounts due under each of these contractual obligations.

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

Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and the financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern.

We currently expect that our existing cash, cash equivalents and investments as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. We will require additional capital to complete the ongoing clinical development of selinexor, including the Phase 3 SENTRY trial beyond top-line results and the Phase 3 XPORT-EC-042 trial. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We expect to evaluate opportunities to raise additional funds from time to time, including though the issuance and sale of shares of our common stock under our 2023 Open Market Sale Agreement with Jefferies and in connection with the reporting of data from our ongoing Phase 3 clinical trials. There is no assurance that such additional financing or strategic alternatives will be available on terms acceptable to us, or at all. Our ability to successfully raise additional funds or execute on a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Term Loan, the 2029 Notes, the 2025 Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming.

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

In addition to the expenses required to fund our operations described above, our current funding requirements, following the Financing Transactions that occurred in October 2025, also include the following:

•
Lease costs of our headquarters in Newton, Massachusetts of $9.7 million through September 30, 2030;
•
Future obligations related to the Amended Credit Agreement of $152.4 million through May 2028 in addition to the financial covenant to maintain minimum liquidity;
•
Future obligations related to the 2028 Notes of $19.7 million through October 15, 2028;
•
Future obligations related to the 2029 Notes of $136.1 million through May 13, 2029; and
•
Future royalty obligations to KKR under the Amended Revenue Interest Agreement of $116.2 million by October 1, 2035.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $45.9 million as of September 30, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of September 30, 2025, we had approximately $45.9 million in cash, cash equivalents, and investments. In October 2025, we completed a series of financing transactions that resulted in the receipt of approximately $36.0 million of gross proceeds.

We expect our existing cash resources, as well as cash flow from net product revenue and license and other revenue, to fund our existing operations into the second quarter of 2026. We will require additional capital to complete the ongoing clinical development of selinexor, including the Phase 3 SENTRY trial beyond top-line results and the Phase 3 XPORT-EC-042 trial. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We anticipate that we will continue to incur significant operating losses as we continue our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and/or enter into strategic alternatives, as described in the risk factor entitled “We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” below. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including requirements under our Amended Credit Agreement, as defined below, and the indentures governing our 9.00% convertible senior notes due 2028 (the “2028 Notes”) and 9.00% convertible senior notes due 2029 (the “New 2029 Notes”, and together with the 2028 Notes, the “Convertible Notes”) to maintain cash, cash equivalents and investments of at least $10.0 million, subject to increase in the event we issue indebtedness for borrowed money or issue capital stock, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. In addition, we expect to evaluate opportunities to raise additional funds from time to time, including though the issuance and sale of shares of our common stock under our 2023 Open Market Sale Agreement with Jefferies and in connection with the reporting of data from our ongoing Phase 3 clinical trials. However, there is no assurance that such additional financing or strategic alternatives will be available on terms acceptable to us, or at all.

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

Since inception, we have incurred significant operating losses. Our net loss was $93.8 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $1.7 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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
•
our ability to establish and maintain collaboration, partnership, licensing, marketing, distribution or other arrangements on favorable terms and the level and timing of success of these arrangements, and our ability to use proceeds of those arrangements in our business as opposed to being required to pay those proceeds to the lenders of our $112.5 million senior secured term loan facility, as amended in October 2025 (the “Amended Term Loan”) and/or holders of the Convertible Notes;
•
the extent to which we acquire or in-license other products, product candidates and technologies, and our ability to enter into such acquisitions and in-licenses pursuant to the restrictions under the Amended Term Loan and the Convertible Notes;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•
our ability to continue as a going concern.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, in addition to the restrictions on our operations under the Amended Term Loan and the Convertible Notes, the restrictions contained in the Amended Revenue Interest Agreement (defined below) and the repayment requirements in respect of obligations from proceeds of the transactions under each of the foregoing agreements, any future debt financing, if available and permitted, may involve further restrictive covenants that could limit our flexibility in conducting future business activities and using transaction proceeds in our business and, in the event of insolvency, the Amended Term Loan, the Convertible Notes, the Amended Revenue Interest Agreement obligations, and any further indebtedness, if available and permitted, would be paid before holders of equity securities received any distribution of corporate assets. Our ability to satisfy and meet our current and any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

We are continuing to evaluate strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of the Company’s existing debt; potential financing transactions; among other potential alternatives. The potential impact and success of our exploration of any strategic alternatives, if available at all, are uncertain and may not be successful.

On October 8, 2025, we announced that we are continuing to evaluate potential financing transactions along with strategic alternatives to maximize near and long-term stockholder value, which may include, but is not limited to, a merger or sale of the Company, in or out of court restructurings, repurchases, redemptions, exchanges or other refinancings of our existing debt, and financing transactions, among other potential alternatives. Our ability to successfully raise additional funds or execute on a financing transaction or a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming. Even if we are able to consummate a financing transaction or a strategic alternative, it may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

Our Amended Revenue Interest Agreement with KKR contains various covenants and other provisions, which, if violated, could, subject to the Amended and Restated Intercreditor Agreement, result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned by HCRx to KKR & Co. Inc. (“KKR”) in July 2025 in connection with its acquisition of a majority ownership stake in HCRx (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, KKR may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx and KKR after the date of the May 2024 amendment. Our obligations to KKR are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the Convertible Notes and which is subordinated to the first-priority security interest securing the Amended Term Loan. Subject to an intercreditor agreement with KKR, the Amended Term Loan lenders and the holders of the New 2029 Notes (the “Amended and Restated Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by KKR which we are unable to pay, KKR will have the right to foreclose on the collateral that was pledged to KKR. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

Our Credit Agreement and the indentures governing the Convertible Notes contain various covenants and other provisions, which will limit the manner in which we may operate, and, if violated, could, subject to the Amended and Restated Intercreditor Agreement, result in the acceleration of payments due under such agreements or the foreclosure on the pledged collateral, including all of our present and future assets.

The October 2025 First Amendment and Waiver to Credit and Guaranty Agreement, with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent (as amended, the “Amended Credit Agreement”) which amended the May 2024 credit and guaranty agreement and the indentures governing the Convertible Notes contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Amended Credit Agreement and the indentures governing the Convertible Notes each have a financial covenant requiring us to maintain liquidity of at least $10.0 million, subject to increase in the event we issue indebtedness for borrowed money or issue capital stock, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million. As a result, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities. The Amended Credit Agreement and the indentures governing the Convertible Notes also contain certain events of default, after which the Amended Term Loan or the Convertible Notes may be due and payable immediately, including, without limitation, withdrawal of approval for selinexor with respect to its current approved indication for use with bortezomib and dexamethasone, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, change in control and lien priority. Our obligations under the Amended Credit Agreement and the indentures governing the Convertible Notes are secured by substantially all of our assets. Subject to the Amended and Restated Intercreditor Agreement, in the event that an uncured default by us under the Amended Credit Agreement or the indentures governing the Convertible Notes results in an acceleration of obligations thereunder, the Amended Term Loan lenders and the holders of the Convertible Notes will have the right to foreclose on the collateral that was pledged to each such party. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes or the Amended Revenue Interest Agreement.

On October 7, 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). Following consummation of the Financing Transactions, we have (i) $112.5 million of aggregate principal amount under the Amended Term Loan; (ii) $15.0 million aggregate principal amount of the 2028 Notes; (iii) $103.5 million aggregate principal amount of the New 2029 Notes; and (iv) $116.2 million of maximum remaining payments payable under our revenue interest financings agreement. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted under the agreements governing our existing indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital.

Our ability to pay the principal of or interest or other obligations on our present and any future indebtedness, including our remaining obligations to KKR and under the Amended Credit Agreement, the Convertible Notes, or to make cash payments in connection with any conversion of the Convertible Notes, depends on our future performance and ability to raise additional funds, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Amended Term Loan, the Amended Revenue Interest Agreement, the Convertible Notes or any other future indebtedness and make necessary capital expenditures.

We may not have the ability to raise the funds necessary to settle any conversions of or other obligations in respect of the Convertible Notes required to be settled in cash, to repay the Convertible Notes at maturity, to repurchase the Convertible Notes for cash upon a fundamental change, to pay the redemption price for any Convertible Notes we redeem or to refinance the Convertible Notes, and any future debt we incur may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

If we do not have enough available cash at the time we are required to repurchase the Convertible Notes, pay cash amounts due upon conversion or redemption of, at maturity or otherwise required to be paid in respect of the Convertible Notes or refinance the Convertible Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or other future indebtedness will depend on the capital markets, our financial condition at such time and our obligations under any other existing indebtedness in effect at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations, including the Convertible Notes. In addition, our ability to repurchase the Convertible Notes, to pay cash upon conversion or redemption or at maturity of the Convertible Notes or to refinance the Convertible Notes may be limited by law, regulatory authority or agreements governing any future indebtedness that we may incur. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the applicable indenture governing such notes or to pay cash upon conversion or at maturity of or in respect of other obligations under the Convertible Notes as required by the applicable indenture governing such notes would constitute a default under such indenture.

Note holders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.

The 2028 Notes will be convertible by holders of the 2028 Notes into shares of common stock at an initial conversion rate of 150.6024 shares per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $6.64 per share of common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events as provided in the 2028 Notes Indenture. Holders of the 2028 Notes may convert their 2028 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the 2028 Notes.

The 2029 Notes will be convertible by holders of the 2029 Notes into shares of common stock at an initial conversion rate of 44.444 shares per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price of $22.50 per share of common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events as provided in the 2029 Notes Indenture. Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the 2029 Notes.

A default under the indentures governing the Convertible Notes or the fundamental change itself could also lead to a default under the Amended Credit Agreement, the Amended Revenue Interest Agreement or agreements governing our future indebtedness, if any. Moreover, the occurrence of a fundamental change under the indentures governing the Convertible Notes could constitute an event of default under any such agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion or at maturity of the Convertible Notes.

The accounting method for convertible debt securities such as the Convertible Notes could have a material effect on our reported financial results.

Conversions of the Convertible Notes may only be settled in shares (subject to, and in accordance with, the settlement provisions of the indentures governing the Convertible Notes), plus cash in lieu of any fractional shares. Under the if-converted method, the maximum potential dilutive impact of the conversion of the Convertible Notes is assumed when calculating diluted earnings per share during periods of net income. This could result in a material impact to diluted earnings per share. Diluted earnings per share is not impacted by the Convertible Notes during periods of net loss.

Raising additional capital and other equity issuances by us may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of common stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Amended Credit Agreement and the indentures governing the Convertible Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of KKR, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document.

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

We may also issue additional equity securities in other types of transactions that result in additional significant dilution to you, for example, in connection with other strategic or financing transactions, in exchange transactions similar to the exchange transactions we completed in October 2025 and May 2024 or in other future exchange transactions with our lenders and convertible noteholders, to satisfy obligations to our lenders and our convertible noteholders or other creditors, as equity compensation, or for other reasons.

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

The discovery, development and commercialization of new drugs is highly competitive, particularly in the cancer field. We and our collaborators face competition with respect to XPOVIO and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions worldwide, many of which have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2025 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In October 2025, BLENREP (belantamab mafodotin), a BCMA-targeted bispecific antibody, in combination with bortezomib and dexamethasone was approved. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future, which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025 for more information on competition.

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

The FDA or other regulatory authorities may determine that (i) our product candidates do not have an overall positive benefit-risk profile; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm and/or endpoint in a trial is no longer the appropriate comparator or endpoint due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication. For example, in December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). We have submitted to the FDA and other relevant global regulatory authorities an amendment to the EC-042 Trial protocol incorporating modifications, which we believe are responsive to certain of the FDA’s concerns. However, the FDA may not agree that some or all of our proposed modifications to the EC-042 Trial adequately address their concerns, which may ultimately impact approvability. In addition, the FDA’s Oncology Center of Excellence has a number of projects to advance the development and regulation of medical products for patients with cancer, such as Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose. These projects exemplify the emphasis the FDA is placing on various elements in the drug development process and therefore may require sponsors to spend additional time and resources either pre- or post-approval, and our ability to complete existing trials or initiate new trials may be delayed.

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

Additionally, the U.S. federal government has been shut down since October 1, 2025. During the shutdown, the FDA has operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees are continuing, companies may experience slower communications and selective deferrals. If this shutdown continues, it may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse impact on our business. For example, during the shutdown, the FDA does not currently have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA is enacted, which means that the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the shutdown. Further, in our operations as a U.S. public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Post-approval discovery of previously unknown problems with our products, including AEs of unanticipated severity or frequency, reduced effectiveness of our products, or relating to our manufacturing processes, data integrity issues with regulatory filings, or failure to comply with regulatory requirements, may yield various results, including:

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
•
the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the EC Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients (“API”), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU; and
•
the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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

As a result of numerous changes in tariffs and trade restrictions that have been announced and/or implemented by the Trump administration since taking office, and other countries in response to Trump administration actions, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or rendered infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business. We cannot yet predict the effect of recently imposed U.S. tariffs, or of possible future U.S. tariffs, including, but not limited to, tariffs on pharmaceuticals, pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as APIs and key starting materials, and derivative products of those items, on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or as a result of geopolitical unrest or unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics (collectively “WuXi”), over alleged ties to the Chinese military. Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information between us and our contract development and manufacturing organizations (“CDMOs”) and third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: “BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, as of September 30, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and the import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with a Chinese-based supplier of raw materials used to manufacture our API. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on a single source supplier for our API and our drug product manufacturing requirements. The API for XPOVIO is manufactured in France, and the XPOVIO drug product and finished goods are manufactured in the U.S. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization of our products or product candidates. If our suppliers or contract manufacturers are so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our products and product candidates, we could incur added costs and delays in identifying and qualifying any such replacement. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could negatively impact our XPOVIO revenues or delay commercialization of any product candidates that are subsequently approved.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of October 30, 2025, 192 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 34 patents were in force that relate to our PAK4/NAMPT inhibitors, including four composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of October 30, 2025, 13 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of October 30, 2025, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. NEXPOVIO is registered or pending in 45 jurisdictions outside the U.S. and pending in Cyrillic characters in Russia. We also have registrations or applications for seven additional possible drug names in one or more foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Following the consummation of the Financing Transactions, we have outstanding warrants to purchase, without regard to any beneficial ownership limitations, and excluding pre-funded warrants to purchase common stock up to 9,622,478 shares of common stock at a weighted average exercise price of $12.50 share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In connection with any capital raising transactions that we may consummate, we may determine to issue additional warrants, which could result in further dilution to our stockholders.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $3.54 to $14.85 in the 52-week period ended October 30, 2025. On October 30, 2025, the closing sale price of our common stock on the Nasdaq Global Select Market was $5.96 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, the conflicts in Ukraine and the Middle East, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

During the third quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

4.1

Indenture (including form of Note) with respect to the Company’s 9.00% Convertible Senior Notes due 2028, dated October 10, 2025,between the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

4.2

Indenture (including form of Note) with respect to the Company’s 9.00% Convertible Senior Notes due 2029, dated October 10, 2025,between the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

4.6

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.1

First Amendment and Waiver to Credit and Guaranty Agreement, dated October 7, 2025, by and among the Company, as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders party thereto and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.2

Note Purchase Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.3

Form of Exchange Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.4

Form of Exchange Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.5

Form of Exchange Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.6

Sixth Amendment to the Revenue Interest Financing Agreement, dated October 7, 2025, by and among the Company and the investors party thereto, HealthCare Royalty Management, LLC as the investor representative, and HCR Karyopharm SPV, LLC, as the collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.7

Securities Purchase Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.8

Form of Registration Rights Agreement, dated October 10, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.9

Registration Rights Agreement, dated October 7, 2025, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on October 14, 2025).

10.10

Third Amendment to Revenue Interest Financing Agreement, dated as of August 14, 2025 by and among Karyopharm Therapeutics Inc., Healthcare Royalty Partners III, L.P., Healthcare Royalty Partners IV, L.P., HCRX Investments Holdco, LLC, HCR Canary Fund, L.P., HCR Molag Fund, L.P., Healthcare Royalty Management, LLC and HCR Karyopharm SPV, LLC.

10.11

Fourth Amendment to Revenue Interest Financing Agreement, dated as of August 27, 2025 by and among Karyopharm Therapeutics Inc., Healthcare Royalty Partners III, L.P., Healthcare Royalty Partners IV, L.P., HCRX Investments Holdco, LLC, HCR Canary Fund, L.P., HCR Molag Fund, L.P., Healthcare Royalty Management, LLC and HCR Karyopharm SPV, LLC.

10.12	Amendment No. 4 to License Agreement, dated August 7, 2025, by and between the Registrant and Berlin-Chemie AG.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: November 3, 2025	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: November 3, 2025	By:	/s/ Lori Macomber
Lori Macomber
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)