Form 10-K
period 2025-12-31
Karyopharm Therapeutics Inc.
filed 2026-02-13
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2025 was approximately $37.0 million. Shares of common stock held by each executive officer and director and by each holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock as of February 5, 2026: 18,343,968.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
We may not be able to continue as a going concern. We believe that our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will only enable us to fund our current operating plans into the second quarter of 2026.
•
We may never achieve or maintain profitability and will need additional funding or to enter into strategic alternatives to achieve our business objectives.
•
We may not be able to satisfy our indebtedness or comply with various covenants and other provisions under our credit agreement and the indentures under outstanding convertible notes, on a timely basis or at all.
•
Our business, financial condition and stock price may be impacted by unstable market and economic conditions.
•
If we or our collaborators are unable to successfully commercialize current and future indications of XPOVIO or other products or product candidates on a timely basis, our business, financial condition and future profitability will be materially harmed.
•
We face substantial competition for XPOVIO in multiple myeloma and will face competition for selinexor in any additional indications for which it may be approved.
•
We or our collaborators may be unable to successfully enroll patients in our ongoing and planned clinical trials in a reasonable timeframe, or at all. If our clinical trials fail to demonstrate safety and effectiveness to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or our collaborators may incur additional costs, experience delays or be unable to complete the development of such product candidates.
•
Serious adverse or unacceptable side effects related to XPOVIO, our product candidates or future products may delay or prevent their regulatory approval, cause us or our collaborators to suspend or discontinue clinical trials, or limit the commercial value of our approved indications or result in significant negative financial consequences following any marketing approval.
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

•
Changes in U.S. and international trade policy could have a material adverse impact on our business, financial condition and results of operations.
•
We are subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
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
•
We use artificial intelligence in our business processes, which could adversely impact our business and operations, including by posing security and other risks to our confidential or proprietary information, including personal information, and, as a result, we may be exposed to reputational harm and liability.
•
Our stockholders may be significantly diluted in connection with additional capital raises or equity issuances, or exercises of a substantial number of outstanding warrants to purchase our common stock.
•
The price of our common stock has been and may continue to be volatile and if we fail to maintain compliance with Nasdaq our common stock could be delisted.
•
Securities or other litigation could result in substantial costs and may divert management’s time and attention from our business.

PART I

Item 1. Business

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule XPO1 inhibitor compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration (“FDA”) in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) trial (the “BOSTON Trial”; NCT03110562);
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors (“PIs”), at least two immunomodulatory agents (“IMiDs”), and an anti-CD38 monoclonal antibody (“mAb”). We refer to myeloma that is refractory to these five agents as penta-refractory. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) trial (the “STORM Trial”; NCT02336815); and
•
For the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. This indication was approved under accelerated approval based on response rate and was based on the results from the SADAL (Selinexor Against Diffuse Aggressive Lymphoma) trial (the “SADAL Trial”; NCT04442022). Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma. Depending on the data in our Phase 3 myelofibrosis and/or endometrial cancer programs and the availability of capital resources, we plan to explore opportunities to develop our leading next-generation XPO1 inhibitor, eltanexor, in additional myeloproliferative neoplasms and TP53 wild-type tumors.

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward®, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom (“UK”)) outside of the U.S. is managed by our partners in their respective territories, as described under “Collaborations” below. XPOVIO/NEXPOVIO has received regulatory approvals in various indications in 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

In September 2025, we completed enrollment in our ongoing Phase 3 clinical trial to evaluate the efficacy and safety of once-weekly selinexor in combination with ruxolitinib versus placebo plus ruxolitinib in JAK2 inhibitor (“JAKi”)-naive myelofibrosis patients (the “SENTRY Trial”; NCT04562389). We expect to report top-line data from the SENTRY Trial in March 2026. We continue to enroll JAKi-naïve myelofibrosis patients in the Phase 2 clinical trial to evaluate the safety and efficacy of selinexor as a monotherapy in patients with JAKi-naïve myelofibrosis with moderate thrombocytopenia (the “SENTRY-2 Trial”; NCT05980806). The protocol, as amended in 2025, includes patients with platelet counts above 50,000 per microliter. We expect to report top-line data from all patients in the 60 mg cohort with at least 24 weeks of follow-up in the second half of 2026.

We are continuing to enroll patients in a global, Phase 3, randomized, double-blind trial evaluating selinexor as a maintenance-only therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”; NCT05611931). We expect to report top-line data from this event-driven trial in mid-2026.

In October 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing

Transactions”). The Financing Transactions included the following key components: (i) $27.5 million in new term loan borrowings and new convertible debt; (ii) $25.4 million of near-term deferrals of interest and royalty payments; (iii) a temporary reduction of $15.0 million in our minimum liquidity covenant; (iv) an exchange of $15.0 million aggregate principal amount of our convertible notes due 2029 for shares of common stock; (v) an exchange of $24.3 million aggregate principal amount of our convertible notes due October 15, 2025 for shares of our common stock and warrants to purchase shares of our common stock; and (vi) a private placement of shares of our common stock and warrants to purchase shares of our common stock for gross proceeds of approximately $8.8 million. In connection with the Financing Transactions, we issued an aggregate of 7,223,982 shares of common stock, pre-funded warrants to purchase an aggregate of 2,913,136 shares of common stock, and warrants to purchase an aggregate of 5,918,358 shares of common stock with an exercise price of $6.64 per share. In addition, we reduced the exercise price of outstanding warrants to purchase 3,068,417 shares from $16.50 to $6.64 per share.

Following consummation of the Financing Transactions, we had $116.5 million outstanding under our senior secured term loan with a maturity date in May 2028 (the “Amended Term Loan”), $15.0 million aggregate principal amount of 9.00% senior secured convertible notes due October 2028, $103.5 million aggregate principal amount of 9.00% senior secured convertible notes due May 2029, and $116.2 million of maximum remaining payments payable under our revenue interest financing agreement.

As of December 31, 2025, we had an accumulated deficit of $1.8 billion. We had net losses of $196.0 million, $76.4 million, and $143.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. We recognized total revenue of $146.1 million in 2025, including $114.9 million of XPOVIO net product revenue and $31.2 million of license revenue. License revenue included $15.0 million of revenue for the reimbursement of development related expenses from the Menarini Group (“Menarini”). As of December 31, 2025, we had $63.7 million in cash, cash equivalents and investments. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Our Strategy

At Karyopharm we are passionate about our mission to positively impact patient lives and defeat cancer. With our first-in-class XPO1 inhibition technology, our foundation is in our science. Our vision is to be a leading innovator that develops and commercializes transformative medicines for patients and society. There are four key pillars that we believe will drive our underlying value and provide significant market opportunities for us.

•
Maximize the Commercial Value of XPOVIO in Multiple Myeloma. We are building upon our existing U.S. multiple myeloma foundation as we continue to expand the breadth and depth of XPOVIO’s use across lines of therapy in the relapsed/refractory setting, focusing on growing sales in our approved U.S. multiple myeloma indications by establishing XPOVIO as a novel effective modality. With our partners, we plan to maximize the global opportunity to bring XPOVIO to patients worldwide.
•
Focus on our Prioritized Clinical Pipeline. Our science enables us to potentially make a big difference in the lives of patients. We are focused on advancing our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma. Our clinical pipeline has been consciously and strategically focused to target cancers with high unmet need based on the potential to provide meaningful clinical benefit to patients and compelling supportive data. We will also continue to expand our understanding of the role nuclear transport plays in the underlying biology of cancer through focused signal seeking activities, which primarily include preclinical activities, to identify future opportunities in other oncology indications for our XPO1 inhibition technology that may provide support for future clinical investigation.
•
Provide Strong Leadership. We believe we have the right people in place and a strong leadership team with the ability to help position us to achieve scientific, clinical and commercial goals and to execute on our key corporate objectives. We strive to be a top-talent destination for those who desire to make a difference in patients’ lives.
•
Preserve Capital and Enhance our Balance Sheet to Execute our Core Objectives. We are focused on effectively managing our capital resources to enable the advancement of our leading clinical development opportunities.

Our Programs to Treat Cancer

Overview

Cancer cells develop when there is dysregulation of genes and/or proteins that regulate critical cellular behaviors involved in cell growth, survival and mobility. Normal cells have intrinsic methods of detecting changes in these cell functions that can lead to malignant transformation (i.e. cancer). Activation of tumor suppressor proteins upon detection of an abnormal growth and survival process is one way that normal cells can avoid malignant transformation. Cancer cells need to functionally inactivate tumor suppressor proteins in order to survive.

Cells contain different compartments that organize their components. The nucleus contains DNA, and is separated from the area outside of the nucleus, called the cytoplasm, by the nuclear membrane. To travel between the cytoplasm and nucleus, large molecules (“macromolecules”) need to be actively transported by a specialized set of transporter proteins, through a complex embedded in the nuclear membrane called the nuclear pore. The nuclear pore works like a gate through which macromolecules, including many proteins and ribonucleic acids, enter and exit the nucleus. When molecules enter the nucleus from the cytoplasm, the process is called import, and when molecules exit from the nucleus to the cytoplasm, the process is called export. The import and export of most proteins and other macromolecules between the nucleus and cytoplasm require specific carrier proteins to transport their cargo molecules through the nuclear pore complex. Since many tumor suppressor proteins physically need to interact with DNA, they can only function properly when they are located inside of a cell’s nucleus. Larger proteins, including many tumor suppressor proteins, must be actively transported between the cytoplasm and nucleus into the nucleus to perform their functions in keeping a cell healthy. Similarly, these proteins can also be exported back into the cytoplasm.

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

XPO1 also exports from the nucleus to the cytoplasm the anti-inflammatory protein IκB, which inhibits a protein called NF-κB p65. This allows NF-κB to activate its pro-inflammatory signaling cascade, leading to upregulation of systemic inflammatory cytokines such as IL-6, IL-8, and TNF-α, chemokines like RANTES, and MCP-1, adhesion molecules like ICAM-1, and VCAM-1, and cell intrinsic survival signals like BCL2. Thus, overactive XPO1 can promote an inflammatory microenvironment.

Mechanism of Action of Our XPO1 Inhibitors

Selinexor and eltanexor are novel therapies that are oral XPO1 inhibitor compounds specifically designed to force nuclear accumulation of multiple tumor suppressor proteins that function in the nucleus. Selinexor and eltanexor also force nuclear accumulation of IκB, which binds to NF-κB p65 and suppresses overall NF-κB signaling to reduce inflammation. These anti-inflammatory effects can combine with tumor immune surveillance to promote the endogenous immune system’s anti-cancer effects, and can also contribute to effectiveness against cancers hallmarked by inflammation including myelofibrosis.

Selinexor and eltanexor reduce the levels of oncoproteins by entrapping oncogene mRNAs in the nucleus, which prevents the translation of these mRNAs into proteins. Additionally, blocking XPO1 leads to increased glucocorticoid receptor transcriptional activity in the nucleus, thus amplifying corticosteroid effects in sensitive tumor cells. The forced nuclear retention of these proteins can counteract a multitude of cancer-promoting pathways that allow cancer cells with gene dysregulation to continue to grow, divide and invade tissues in an unrestrained fashion. Because normal cells have little or no DNA damage to cause gene dysregulation, accumulation of tumor suppressor proteins in their nucleus generally does not lead to apoptosis. The figure below depicts the process by which our compounds inhibit the XPO1-mediated nuclear export of tumor suppressor proteins, oncoprotein mRNAs and the glucocorticoid receptor.

Cell Membrane
Nuclear Envelope
Nuclear Pore Complex
Cytoplasm
Selinexor
and Eltanexor
Nucleus
Tumor Suppressor Proteins
p53
pRb
p21
IkB
BRCA1
FOXO3a
Oncoprotein mRNA
eIF4E
c-Myc
Bcl-6
Bcl-2
Cyclin D1
Pim1
MDM2
Glucocorticoid Receptor
XPO1

We believe that the unique mechanism of action, oral administration and low levels of major organ toxicities observed to date in patients treated with our XPO1 inhibitor compounds, along with encouraging efficacy data, support the potential for their broad use across many cancer types, including both hematological and solid tumor malignancies. Unlike many other targeted therapeutic approaches that only work for a specific set of cancers or in a specific subgroup of patients, we believe that by restoring tumor suppressor proteins to the nucleus where they can access a cell’s DNA, our XPO1 inhibitor compounds may provide therapeutic benefits across a broad range of cancer types and can potentially benefit a wider range of patients. Additionally, and as supported by their unique mechanism of action, and preclinical, clinical and post-approval data, we believe that our XPO1 inhibitor compounds have shown additive or synergistic benefit with approved and experimental therapies in treating cancer patients and, therefore, have the potential to serve as a backbone therapy across multiple hematological and solid tumor malignancies as part of a variety of combination therapies.

Our Pipeline and Key Clinical Trials

Oral selinexor is being evaluated in multiple late-stage clinical trials in patients with hematological and solid tumor malignancies.

Our key selinexor clinical trials are summarized in the chart below. In addition to these studies, there are multiple ongoing investigator-sponsored clinical trials being conducted in a variety of hematological and solid tumor malignancies as well as clinical trials pursuant to post-marketing requirements.

OUR SELINEXOR PROGRAM

We are currently evaluating selinexor in certain hematological and solid tumor malignancies, including myelofibrosis, endometrial cancer and multiple myeloma.

Myelofibrosis

Overview

Myelofibrosis is a rare blood cancer which results in excessive scar tissue (fibrosis) in the bone marrow and impairs its ability to produce normal blood cells, leading to severe anemia, low platelet counts, and abnormal white blood cell production. In addition, blood cell production commonly moves to the spleen (causing spleen enlargement) or to other areas of the body. It is estimated that there are approximately 6,000 new cases of myelofibrosis each year in the U.S. and approximately 20,000 patients in the U.S. living with myelofibrosis. Although myelofibrosis can occur at any age, it is more common in older patients, with a median age at diagnosis of approximately 65 years. During the course of the disease, myelofibrosis patients can experience abdominal discomfort from increasing spleen and liver size, itching, night sweats, abnormal bleeding, fever, bone or joint pain and involuntary weight loss. The underlying causes of myelofibrosis are not clear; however, myelofibrosis is associated with specific well-described DNA changes (mutations) in certain genes.

There is currently no drug therapy that can cure myelofibrosis. Allogeneic hematopoietic stem cell transplantation (“HSCT”) is currently the only treatment for myelofibrosis that can provide a clinical cure; patients who are not good candidates for HSCT are typically treated with a JAKi, such as ruxolitinib, fedratinib, pacritinib or momelotinib, to reduce spleen volume and improve symptoms, or in the case of momelotinib, to also improve anemia. Not all patients respond adequately to a JAKi. Some patients cannot tolerate treatment or develop rapid progression on this treatment, and nearly all patients will eventually have disease progression even after a response to a JAKi. We believe there is a high unmet need for alternative treatments for myelofibrosis, such as selinexor, with a different mechanism of action than approved JAKi, as a monotherapy and in combination with JAKi to overcome resistance to JAKi and to provide improvement in primary disease management.

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

The SENTRY Trial

In mid-2023, we initiated the pivotal Phase 3 part of our Phase 1/3 SENTRY Trial. The Phase 3 part of the SENTRY Trial (the “Phase 3 SENTRY Trial”) is a randomized, double-blind, placebo-controlled trial, for which we completed enrollment with 353 JAKi-naive patients in September 2025. Patients were randomized 2:1 to 60 mg of selinexor once weekly plus ruxolitinib or ruxolitinib plus placebo. The ruxolitinib dose was determined based on the patients’ baseline platelet count per the drug’s prescribing information. Following alignment with the FDA in late 2024, one of the co-primary endpoints in the Phase 3 SENTRY Trial was changed from total symptom score reduction of ≥50% (“TSS50”) at week 24 to the absolute mean change in total symptom score (“Abs-TSS”) over 24 weeks relative to baseline. The other co-primary endpoint of spleen volume reduction (“SVR”) rate ≥ 35% (“SVR35”) at week 24 was unchanged. These two co-primary endpoints will be tested sequentially beginning with SVR35 and followed by Abs-TSS. Abs-TSS analyzes the average improvement in patient symptom scores over 24 weeks to the patient’s baseline symptom score and is viewed by certain key opinion leaders and patient advocacy organizations as a more sensitive assessment of symptom improvement in head-to-head combination clinical trials, such as the Phase 3 SENTRY Trial, relative to TSS50. We expect to report top-line data in March 2026.

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

Data from the Phase 1 SENTRY Trial were presented in December 2023 at the 65th American Society of Hematology 2023 Annual Meeting and Exposition. The data presented were based on results as of August 1, 2023 from 24 patients who had been assigned to either a 40 mg or 60 mg once weekly dose of selinexor, in combination with ruxolitinib 15/20 mg twice daily. Of the patients receiving the 60 mg once weekly dose of selinexor (the “60 mg dose”) (n = 14), 92% of efficacy evaluable patients (11 out of 12) demonstrated SVR35 at week 24 and 78% of the evaluable patients for symptom response (7 out of 9) achieved TSS50. At week 24, 79% of intent to treat (“ITT”) patients (11 out of 14) receiving the 60 mg dose achieved SVR35 and 58% of the ITT patients (7 out of 12) achieved TSS50. All patients receiving a 60 mg dose of selinexor in the Phase 1 SENTRY Trial (14 out of 24) and who achieved SVR35 and TSS50 at week 24 continued to remain in radiographic response as of the August 1, 2023 data cut-off date, representing a median study follow up time of 32 weeks and 51 weeks for SVR35 and TSS50, respectively. The safety data as of the August 1, 2023 data-cutoff was consistent with prior data from the same study. The most common treatment-emergent adverse events (“TEAEs”) for patients who received the 60 mg dose of selinexor were nausea (79%), anemia (64%), thrombocytopenia (64%) and fatigue (57%), the majority of which were grades 1-2. The most common reported grade 3-4 TEAEs for patients who received the 60 mg dose of selinexor were anemia (43%) and thrombocytopenia (29%). Two patients discontinued treatment due to treatment-related adverse events, one due to thrombocytopenia and one due to peripheral neuropathy. Overall, in the Phase 1 SENTRY Trial, selinexor plus ruxolitinib exhibited a manageable safety profile and promising clinical activity associated with changes in biomarkers suggestive of disease modification, a feature not observed with ruxolitinib monotherapy.

The SENTRY-2 Trial

In mid-2024, we initiated our Phase 2 SENTRY-2 Trial. The SENTRY-2 Trial is currently enrolling approximately 29 patients who will receive 60 mg of selinexor as a monotherapy (the “60 mg cohort”) and will be followed by an additional 29 patients who will receive 40 mg of selinexor as a monotherapy (the “40 mg cohort”). The primary endpoint in the SENTRY-2 Trial is SVR35 at week 24 with a secondary endpoint of Abs-TSS at 24 weeks relative to baseline. For patients whose SVR does not meet key benchmarks at weeks 12 and 24 compared to baseline, an option to add treatment with a JAKi including ruxolitinib, momelotinib and pacritinib, in addition to selinexor, may be initiated. In the second half of 2025, we amended the SENTRY-2 Trial protocol to expand the number of patients that are eligible to participate by including patients with platelet counts above 100×109/L in addition to patients with platelet counts between 50×109/L and 100×109/L. We expect to report top-line data from all patients in the 60 mg cohort with at least 24 weeks of follow-up in the second half of 2026.

XPORT-MF-035 Trial

In December 2021, we initiated a randomized, open-label Phase 2 study evaluating the safety and efficacy of single-agent selinexor versus physician’s choice in patients with myelofibrosis previously treated for at least six months with a JAK1/2 inhibitor (the “MF-035 Trial”; NCT04562870). The primary endpoint of the trial was the percentage of patients with SVR35 from baseline as assessed by an Independent Review Committee and key secondary endpoints included TSS50, SVR≥25% from baseline, and anemia response. In 2023, we decided to stop enrollment at 24 patients in this trial to focus resources on the Phase 3 SENTRY Trial.

Patients in the MF-035 Trial were randomized 1:1 to receive either once-weekly administration of oral selinexor or physician’s standard treatment choice (per clinical practice). Selinexor was administered at 80 mg weekly for the first two cycles and then decreased to 60 mg weekly from cycle 3 onwards. An optional crossover was available for physician’s choice treated patients if they met predefined spleen progression criteria. In total, 12 patients were randomized to the selinexor arm and 12 patients to the physician’s choice arm; 6 patients crossed over from physician’s choice to selinexor.

In June 2025, we presented data from the MF-035 Trial at the 2025 European Hematology Association Annual Meeting. The data, as of an October 31, 2024 data cut-off date, suggest the potential for single-agent clinical activity with selinexor, including spleen volume reduction, symptom improvement, hemoglobin stabilization, and plasma pro-inflammatory cytokine reduction. Inclusive of crossover patients, SVR25 or greater at any time was achieved in 8/12 (67%) efficacy evaluable selinexor treated patients versus 3/8 (38%) efficacy evaluable patients treated with physician’s choice. SVR35 at any time was observed in 4/12 (33%) efficacy evaluable patients treated with selinexor versus 1/8 (13%) efficacy evaluable patients treated with physician’s choice. Patients treated with selinexor had higher mean hemoglobin levels throughout the study duration and lower rates of red blood cell transfusions than those treated with physician’s choice. In addition, data on key cytokines that are relevant to myelofibrosis demonstrated greater reductions at week 4 compared to baseline in patients treated with selinexor than patients treated with physician’s choice. As of the October 31, 2024 data cut-off date, the most common (≥25% overall) TEAEs in the randomized arms were decreased weight (selinexor: 50%; PC: 50%), anemia (25%; 58%), asthenia (42%; 25%), nausea (33%; 25%), thrombocytopenia (33%; 25%) and upper respiratory tract infection (25%; 33%). No treatment discontinuations due to TEAEs were observed in the selinexor arm.

The ESSENTIAL Trial

Our evaluation of selinexor to treat myelofibrosis is also supported by data from the completed Phase 2 ESSENTIAL trial, an investigator-sponsored open-label, prospective trial evaluating single-agent selinexor at a dose of 80 mg, 60 mg or 40 mg once weekly in adult patients with primary or secondary myelofibrosis with resistance or intolerance to JAKi therapy (the “ESSENTIAL Trial”; NCT03627403). The primary endpoint of the ESSENTIAL Trial is to assess the efficacy of selinexor on SVR. As of August 2024, the data cut-off date, selinexor was administered to 17 patients. Median duration of prior JAKi therapy was 13 months (range 0.5 to 96 months). Of the 11 patients who were on treatment for at least 24 weeks, three (27%) patients achieved SVR35 and five (45%) patients achieved SVR of ≥25%. Selinexor treatment led to a reduction in plasma levels of proinflammatory cytokines, especially cytokines regulated by NF-κB activity, consistent with selinexor’s proposed mechanism of action. One patient who was initially transfusion dependent became transfusion independent while on study and maintained independence for more than one year. Reduction in marrow reticulin fibrosis from myelofibrosis grade 3 to myelofibrosis grade 1 was observed in a patient who had an assessment at week 72 demonstrating disease modification potential with longer treatment. Median overall survival (“OS”) was 35 months (range 2.8 to 54.8 months). This compares favorably with a historical survival of 13 to 14 months in this population. The most common grade ≥3 TEAEs were anemia (24%) and fatigue (24%). These were manageable with treatment interruption and dose reduction, except in one patient who discontinued treatment.

Endometrial Cancer

Overview

Endometrial cancer occurs when cells in the endometrium, which is the inner lining of uterus, begin to grow out of control and invade surrounding tissues. In the U.S., endometrial cancer is the most common gynecological cancer with both incidence and mortality rates continuing to rise. The American Cancer Society (the “ACS”) estimates that there will be approximately 61,000 new cases of endometrial cancer diagnosed in 2026 in the U.S. Approximately 16,000 women are expected to be diagnosed with advanced or recurrent endometrial cancer each year in the U.S. with approximately 50% of those patients having TP53 wild-type endometrial cancer. Endometrial cancer affects mainly post-menopausal women, and the average age of women diagnosed with endometrial cancer is 60 years. Endometrial cancer is often detected at an early stage because it frequently produces abnormal vaginal bleeding. Standard of care treatments for patients with endometrial cancer are based on the stage of the disease at diagnosis and the grade of the tumor, and have evolved greatly over the last two years and include options such as surgery, radiation therapy, chemotherapy, checkpoint inhibitors, hormone therapy, and targeted therapy as well as other therapies with different mechanisms of action. Given that the majority of women diagnosed with endometrial cancer are diagnosed with early stage disease, surgery, with or without radiation, is the mainstay of treatment. For patients diagnosed with recurrent or metastatic disease, systemic therapies are the primary modality of treatment and include some combination of chemotherapy and checkpoint inhibition for the majority of patients.

Maintenance therapies are designed to delay progression or relapse after initial treatment. There are currently no specific targeted FDA approved therapies post-chemotherapy specifically indicated for patients with TP53 wild-type endometrial cancer. Recently, there has been an increased focus on using molecular classification of endometrial cancers to select the most appropriate therapies for patients. TP53 wild-type status could represent a potentially unique but fundamental biomarker in endometrial cancer. TP53 wild-type endometrial cancer co-occurs with both proficient mismatch repair (“pMMR”) and deficient mismatch repair (“dMMR”) subsets. In 2023 and 2024, dostarlimab-gxly, a new treatment option in combination with chemotherapy, and durvalumab, respectively, were approved by the FDA for patients with dMMR advanced or recurrent endometrial cancer, which represents approximately 20% of the total advanced or recurrent endometrial cancer patient population, and advanced the treatment options for this subgroup. In 2024, both pembrolizumab and dostarlimab-gxly in combination with chemotherapy, followed by single agent, were approved by the FDA for all patients with advanced or recurrent endometrial cancer irrespective of the MMR status. However, the benefit of such therapies in the pMMR population is not as great compared to the dMMR population, and thus we believe selinexor maintenance therapy can further improve outcomes for patients with pMMR and TP53 wild-type endometrial cancer.

Clinical correlative and non-clinical mechanism of action studies have shown that inhibition of XPO1 by selinexor leads to the nuclear accumulation and activation of p53, a well-established tumor suppressor protein encoded by the TP53 gene, resulting in tumor cell senescence and stimulation of the apoptotic pathway leading to cell death.

The XPORT-EC-042 Trial

In the fourth quarter of 2022, following alignment with the FDA, we initiated our XPORT-EC-042 Trial. Based upon the mechanism of selinexor and the preliminary subgroup data from the SIENDO Trial, discussed below, we believe benefit with selinexor can be observed in patients with TP53 wild-type endometrial cancers. The XPORT-EC-042 Trial was initially designed to enroll approximately 220 patients whose tumors are TP53 wild-type. Patients are randomized in a 1:1 manner to receive either a 60 mg, once-weekly, administration of oral selinexor or placebo. Treatment continues until, among other things, disease progression, unacceptable toxicity, or three years without evidence of disease. The primary endpoint of the XPORT-EC-042 Trial is progression-free survival (“PFS”) as assessed by an investigator and OS is the key secondary endpoint. Further, in connection with the XPORT-EC-042 Trial, we entered into a global collaboration with Foundation Medicine, Inc. to develop FoundationOne®CDx, a tissue-based next generation sequencing test to identify and enroll patients whose tumors are TP53 wild-type.

In December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). The FDA indicated that the XPORT-EC-042 Trial, which includes a placebo control arm, was not adequately designed to support a marketing application for the proposed indication because it did not account for the U.S. standard of care, which now includes checkpoint inhibitors in combination with chemotherapy followed by checkpoint inhibitor continuation as maintenance for all patients with advanced or recurrent endometrial cancer, including those with either dMMR tumors or pMMR tumors. Notably, the FDA acknowledged that the magnitude of benefit achieved from checkpoint inhibitors is less for patients with pMMR tumors compared to patients with dMMR tumors. The FDA recommended that we modify the XPORT-EC-042 Trial to only enroll patients with TP53 wild-type and pMMR tumors, and redesign the trial to account for the current U.S. treatment landscape. In early 2025, we modified the design of the XPORT-EC-042 Trial, as described below, which modifications, we believe are responsive to certain of the FDA’s concerns while limiting the length of potential delays and further increased costs that would have been incurred if changes beyond such modifications would have been made.

Specifically, we modified the design of the XPORT-EC-042 Trial to include the following two patient populations for which the primary endpoint of PFS, tested sequentially, will be evaluated: (i) a modified intent to treat population (“mITT”) that will include patients whose tumors are TP53 wild-type and pMMR and also patients whose tumors are TP53 wild-type and dMMR, but who are medically ineligible to receive a checkpoint inhibitor; and (ii) the trial’s original intent to treat population (“ITT”), which includes all patients enrolled in the trial whose tumors are TP53 wild-type, regardless of MMR status. The key secondary endpoint of OS will be evaluated in the ITT population. The mITT population has been defined to take into account certain of the FDA’s feedback regarding the evolving treatment options, including checkpoint inhibitors, which show greater efficacy in patients with dMMR tumors compared to pMMR tumors. We also increased the trial sample size from 220 patients to approximately 276 patients, to ensure that the mITT population includes approximately 220 patients who are either (i) TP53 wild-type pMMR or (ii) TP53 wild-type dMMR and medically ineligible to receive a checkpoint inhibitor. We believe this increase in sample size maintains sufficient power for the primary endpoint of PFS in the mITT population. We are continuing to enroll patients in the XPORT-EC-042 Trial and, depending on the strength of the data, we intend to pursue regulatory approval. However, the FDA may not agree that some, or all, of our proposed modifications to the XPORT-EC-042 Trial adequately address their concerns. We expect to report top-line data in mid-2026.

The SIENDO Trial

Our evaluation of selinexor as a maintenance therapy to treat patients with TP53 wild-type advanced or recurrent endometrial cancer is supported by data from an exploratory subgroup analysis from our SIENDO trial, a multi-center, randomized, double-blinded Phase 3 trial, which evaluated the efficacy and safety of oral selinexor versus placebo as a front-line maintenance therapy in patients with advanced or recurrent endometrial cancer following at least one prior platinum-based combination chemotherapy treatment (the “SIENDO Trial”; NCT03555422). Participants in the SIENDO Trial with advanced or recurrent disease who had a partial response (“PR”) or complete response (“CR”) after at least 12 weeks of standard of care taxane-platinum combination chemotherapy were randomized in a 2:1 manner to receive either maintenance therapy of 80 mg of selinexor or placebo taken once per week, until disease progression. The primary endpoint in the SIENDO Trial was PFS from time of randomization until death or disease progression as assessed by an investigator.

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

In June 2024, we published updated long-term safety and efficacy data from the pre-specified exploratory subgroup analysis from our SIENDO Trial in patients with advanced or recurrent TP53 wild-type endometrial cancer (Makker V et al., Gynecol Oncol, 2024). In the exploratory subgroup analysis, 113 patients with TP53 wild-type advanced or recurrent endometrial cancer were randomized to receive selinexor (n=77) or placebo (n=36) as maintenance therapy after first-line platinum-based chemotherapy. As of the April 1, 2024 data cut-off date, and a median duration of follow-up of 36.8 months, selinexor-treated patients had a median PFS of 28.4 months compared to 5.2 months for patients receiving placebo (HR 0.44; 95% CI 0.27–0.73). In the selinexor-treated patients with TP53 wild-type and pMMR and TP53 wild-type and dMMR endometrial cancer, median PFS was 39.5 months and 13.1 months, respectively, compared to 4.9 months and 3.7 months, respectively, for placebo. The updated analyses also highlighted findings from a quality-adjusted time without symptoms or toxicity analysis (“Q-TWiST”) used to assess quality and toxicity-adjusted PFS. The findings showed the restricted mean Q-TWiST for selinexor to be 26 months compared to 15 months for placebo, resulting in a difference of nearly 11 months. No new safety signals were identified as of the April 1, 2024 data cut-off date. The most common TEAEs in selinexor treated TP53 wild-type patients were nausea (90%), vomiting (60%), and diarrhea (45%), the majority of which were grades 1-2. The most common reported grade 3-4 TEAEs included neutropenia (20%), nausea (13%), and thrombocytopenia (10%). TEAEs leading to discontinuations in the selinexor group were reported in 17% of patients.

Multiple Myeloma

Overview

Multiple myeloma is a hematological malignancy characterized by the accumulation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, also known as M protein, in the serum or urine, bone destruction, kidney disease and immunodeficiency. Multiple myeloma is the second most common blood cancer in the world and there is currently no cure. The ACS estimates that approximately 36,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2026. Myeloma occurs most commonly in people over age 65 and the risk of developing multiple myeloma increases with age.

The treatment of multiple myeloma has improved over the last 20 years due to the use of high-dose chemotherapy and autologous stem cell transplantation, which is often restricted to healthier, often younger patients. Treatment decisions are based on physician and patient choice rather than clear treatment guidelines, with the current standard of care being to switch drug classes once a regimen stops working. In addition to our XPO1 inhibitor, a number of non-chemotherapy drugs and biologics such as PIs, IMiDs, mAbs, bispecific antibodies, and chimeric antigen receptor T-cell (“CAR-T”) therapy, have also emerged as treatment options within the last two decades. The introduction of these non-chemotherapeutic novel agents has led to a significant increase in the survival of patients with multiple myeloma. However, despite the wide variety of newly approved or experimental therapies that are being used to treat patients with relapsed or refractory multiple myeloma either alone or in combination, nearly all patients will eventually succumb to their disease. With nearly 11,000 deaths from multiple myeloma in the U.S. alone estimated for 2026 according to the ACS, we believe that there remains a need for therapies for patients whose disease has relapsed after, or is refractory to, available therapy or for whom current therapy is not suitable.

XPOVIO is currently approved in combination with bortezomib and dexamethasone to treat multiple myeloma in adult patients who have received at least one prior therapy based on data from the BOSTON Trial and in combination with dexamethasone to treat adult patients with penta-refractory multiple myeloma based on data from the STORM Trial.

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

In June 2023, we presented data from an unplanned subgroup analysis of BOSTON patients without prior PI exposure (XVd: n = 47; Vd: n= 48) at the 2023 European Hematology Association Hybrid Congress, which analysis demonstrated an approximate tripling of median PFS for XVd compared to Vd at 29.5 vs 9.7 months; HR for PFS favored XVd at 0.29 (95% CI 0.14 - 0.63, nominal p=<0.001). These data were published in the European Journal of Hematology in August 2024.

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

The XPORT-MM-031/EMN29 Trial

In the fourth quarter of 2024, we completed enrollment with 117 patients in the EMN29 trial, a randomized global Phase 3 trial sponsored by the European Myeloma Network evaluating selinexor in combination with pomalidomide and dexamethasone (“SPd”) versus elotuzumab, pomalidomide, and dexamethasone in patients with relapsed or refractory multiple myeloma (the “EMN29 Trial”; NCT05028348). The EMN29 Trial was designed to evaluate a 40 mg once weekly dose of selinexor compared to standard dosing of elotuzumab in combination with pomalidomide and dexamethasone in relapsed or refractory multiple myeloma as the immediate next line of therapy after treatment with anti-CD38 antibodies. Patients enrolled in the EMN29 Trial received one to four prior lines of therapy, including a PI and lenalidomide, and had an anti-CD38 mAb in their most recent prior line of therapy. The primary endpoint of the EMN29 Trial is PFS, with ORR, OS and DOR, among others, as secondary endpoints.

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

During the second half of 2024, we amended certain aspects of the design for the EMN29 Trial, including a reduction in the number of patients that were targeted for enrollment from 222 patients to approximately 120 patients and revisions to the trial’s statistical plan and powering assumptions. These changes were made as a result of slower than expected patient enrollment due to the intense competitive environment and based on updated clinical data on the SPd regimen from the STOMP and MM-028 Trials, which showed a median PFS of 18.4 months for SPd 40 mg, as published in the Frontiers of Oncology Journal in May 2024. We believe that, depending on the strength of the data, the EMN29 Trial may still serve as the basis for a registration; however, there is increased risk to approvability given that the reduction in the number of enrolled patients. We expect to report top-line data in the second half of 2026.

The STOMP Trial: Arm 12 (selinexor in combination with mezigdomide and dexamethasone)

In October 2023, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to evaluate mezigdomide, BMS’ proprietary investigational cereblon E3 ligase modulator (CELMoD™) agent, in combination with selinexor in patients with relapsed or refractory multiple myeloma progressing after T-cell immunotherapies. This additional arm of the STOMP Phase 1b/2 trial is evaluating mezigdomide at doses of 0.6 mg or 1 mg in combination with selinexor doses of either 40 mg or 60 mg once weekly plus 40 mg dexamethasone once weekly in patients who have prior exposure to IMiDs, PIs, and anti-CD38 mAb treatment. All patients must have received at least two prior lines of therapy, and either have progressed after or are not eligible to receive CAR-T or bispecific antibody treatment. The primary endpoints of this trial are to assess the ORR and the clinical benefit rate (“CBR”). Key secondary endpoints include PFS, OS and DOR. In addition, the trial is designed to evaluate dynamic changes in T-cell populations and activity as patients undergo treatment. Under the terms of the agreement with BMS, we are sponsoring the trial as a new arm of the STOMP Trial and BMS will supply the trial’s clinical drug mezigdomide. As of October 2025, a total of 13 patients had been enrolled to the Phase 1b portion of the trial; 12 patients have had a response assessment. The ORR in the efficacy evaluable population was 50% (6/12) with 6 patients having a VGPR or better (50%) response and the CBR (≥ MR) was 50% (6/12). The median duration of treatment was 117 days (range:15–392). The most common TEAEs in the total population were neutropenia (85%), thrombocytopenia (62%), constipation (54%) and leukopenia (54%). The most common serious TEAE (Grade 3/4) was neutropenia (54%). Preliminary correlative testing indicated T-cell activation and inflammatory cytokine decrease with the combination. We are currently evaluating next steps for development of this combination in multiple myeloma.

Diffuse Large B-Cell Lymphoma

Overview

DLBCL is the most common type of Non-Hodgkin’s lymphoma, a cancer that starts in cells called lymphocytes, which are part of the body’s immune system. Lymphocytes are found in the lymph nodes and other lymphoid tissues, such as the spleen and bone marrow, as well as in the blood. According to the Lymphoma Research Foundation, over 18,000 people are diagnosed with DLBCL annually in the U.S. Although DLBCL can occur at any age, most patients are over the age of 60 at diagnosis. Approximately two-thirds of all newly diagnosed patients are cured using front-line chemotherapy (typically “R-CHOP”). Poor outcomes for patients who failed a R-CHOP regimen prompted efforts to discover new treatment approaches for DLBCL, both up-front and at the time of relapse. Despite the availability of CAR-T and other T-cell redirecting therapies, many patients with relapsed or refractory DLBCL are not medically stable enough or do not have lasting responses to these types of treatments. In June 2020, the FDA approved XPOVIO under accelerated approval as a single-agent oral treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. We do not actively promote XPOVIO in DLBCL and generate immaterial revenue from this indication.

The SADAL Trial

Accelerated approval of XPOVIO in DLBCL was based on the results of the SADAL Trial, an open-label Phase 2b clinical trial evaluating single-agent oral selinexor (60 mg, twice weekly) in patients that had relapsed or refractory DLBCL after at least two prior multi-agent therapies and who were ineligible for transplantation, including high dose chemotherapy with stem cell rescue. In this population, selinexor demonstrated an ORR of 29%, including a CR rate of 13%. Responses were seen in all subgroups evaluated regardless of age, gender, prior therapy, DLBCL subtype or prior stem cell transplant therapy. Patient responses were durable with a median DOR of 9.3 months (23.0 months for patients who achieved a CR). Importantly, responses were associated with longer survival, underscoring the potential of oral XPO1 inhibition as an oral, non-chemotherapeutic option for patients with relapsed or refractory DLBCL. Part 2 of the SADAL Trial (the “KCP-330-009 Trial”; NCT02227251) is ongoing to evaluate alternate dosing (40 mg, twice weekly; 60 mg twice weekly for cycles 1 and 2; and 60 mg weekly for subsequent cycles).

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

The XPORT-DLBCL-030 Trial

The XPORT-DLBCL-030 trial, which is intended to serve as the confirmatory trial to the accelerated approval of XPOVIO in DLBCL granted by the FDA in June 2020, is a Phase 2/3 multi-center, randomized trial evaluating the combination of selinexor and rituximab, gemcitabine and dexamethasone (“R-GDP”) in patients with relapsed or refractory DLBCL (the “XPORT-DLBCL-030 Trial”; NCT04442022). The Phase 2 portion of the trial is evaluating efficacy, safety and tolerability of R-GDP plus either selinexor 40 mg or 60 mg. The Phase 3 portion of the trial is currently designed to evaluate the selected dose (as identified in the Phase 2 trial) of selinexor or matching placebo given with the standard combination immunochemotherapy R-GDP to patients with at least one prior therapy and who are not intended for stem cell transplant and CAR-T cell therapy. The primary endpoint of the Phase 3 portion of the XPORT-DLBCL-030 Trial is PFS. The XPORT-DLBCL-030 Trial is currently in the Phase 2 portion of the evaluation and is recruiting. Enrollment in the XPORT-DLBCL-030 Trial has been challenging due to changes in the standard of care for the treatment of DLBCL following the accelerated approval of XPOVIO. In January 2026, we received a missed milestone communication from the FDA. Completion of the Safety Monitoring Committee’s review of the interim analysis for the Phase 2 part of the study, and input from key opinion leaders and external stakeholders will inform next steps. Continued delays in completion of this trial may result in withdrawal of the FDA’s accelerated approval of XPOVIO in DLBCL. We will continue to evaluate our options for the XPORT-DLBCL-030 Trial and the U.S. accelerated approval of XPOVIO in DLBCL.

OUR ELTANEXOR PROGRAM

Our leading next-generation XPO1 inhibitor, eltanexor, is a novel, oral compound that, like selinexor, selectively blocks the nuclear export protein XPO1. Eltanexor has been studied in an open label Phase 1/2 trial investigating eltanexor as a single agent or in combination with approved and investigational agents in patients with several types of hematologic and solid tumor cancers.

Depending on the data in our Phase 3 myelofibrosis and/or endometrial cancer programs and the availability of capital resources, we plan to evaluate the study of eltanexor in other myeloproliferative neoplasms and TP53 wild-type solid tumors.

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

In addition, in February 2024 we reacquired KPT-350. KPT-350 is a clinical stage XPO1 inhibitor compound under evaluation for neurological indications, including amyotrophic lateral sclerosis. We intend to evaluate KPT-350 for development internally or through a third-party collaborator or licensor.

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

Menarini

In December 2021, we entered into a license agreement with Menarini, an Italian pharmaceutical company (the “Original Menarini Agreement”). Pursuant to the Original Menarini Agreement, we granted Menarini a non-exclusive license to develop, and an exclusive license to commercialize, products containing selinexor (the “Product”) for all human oncology indications in the European Economic Area, UK, Switzerland, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan, Ukraine, Turkey, Mexico, all Central America countries and all South America countries (collectively, the “Menarini Territory”). In March 2023, the Original Menarini Agreement was amended (the “Amended Menarini Agreement”) to expand the Menarini Territory to include all countries in the continent of Africa and Saudi Arabia, United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq and Yemen (together with the Menarini Territory, the “Expanded Menarini Territory”). In addition, we granted to Menarini a non-exclusive license to package and label the Product in or outside of the Expanded Menarini Territory for all human oncology indications solely to enable Menarini to commercialize the Product within the Expanded Menarini Territory.

We received an upfront cash payment of $75.0 million in December 2021 and $3.5 million in April 2023 upon execution of the Original Menarini Agreement and the Amended Menarini Agreement, respectively. In addition, we have received and are entitled to receive additional milestone payments from Menarini if certain development and sales performance milestones are achieved. We are also eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on net sales of the Product in the Expanded Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. From 2022 to 2025, Menarini reimbursed us for 25% of all expenses we incurred for the development of the Product up to $15.0 million per calendar year. We received $15.0 million of reimbursements for development related expenses under the Menarini Agreement during the year ended December 31, 2025.

Antengene

In May 2020, we entered into an amendment of our May 2018 license agreement with Antengene Therapeutics Limited (“Antengene”) (the “Original Antengene Agreement”, and, as amended, the “Amended Antengene Agreement”). Antengene is a corporation organized and existing under the laws of Hong Kong, and a subsidiary of Antengene Corporation Co. Ltd., a corporation organized and existing under the laws of the People’s Republic of China. Under the terms of the Amended Antengene Agreement, Antengene has the exclusive rights to develop and commercialize, at its own cost, selinexor, eltanexor, KPT-9274, each for the diagnosis, treatment and/or prevention of all human oncology indications, and verdinexor for the diagnosis, treatment and/or prevention of certain human non-oncology indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). Antengene has entered into certain exclusive country specific arrangements for the commercialization of selinexor. For example, in August 2023, Antengene entered into an exclusive arrangement with a Hong Kong pharmaceutical company for the commercialization of selinexor in mainland China. Antengene may choose to enter into such additional arrangements in the future.

Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million in 2018. In June 2020, we received an additional $11.7 million upfront payment upon execution of the Amended Antengene Agreement. In addition, we have received and are entitled to receive additional milestone payments from Antengene if certain other regulatory and commercialization goals are achieved. We are also eligible to receive additional tiered double-digit royalties based on net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on net sales of verdinexor and KPT-9274 in the Antengene Territory.

FORUS

In December 2020, we entered into an exclusive distribution agreement for the commercialization of XPOVIO in Canada with FORUS Therapeutics Inc. (“FORUS”), a Canadian biopharmaceutical company. Under the terms of the agreement, we received an upfront payment of $5.0 million in December 2020 and we have received and are eligible to receive additional payments if certain prespecified regulatory and commercial milestones are achieved by FORUS. We are also eligible to receive double-digit royalties on net sales of XPOVIO in Canada. FORUS received the exclusive rights to commercialize XPOVIO in Canada and is responsible for all regulatory filings and obligations required for registering XPOVIO. We have retained the exclusive production rights and will supply finished product to FORUS for commercial use in Canada.

Promedico

In February 2020, we entered into an exclusive distribution agreement with Promedico Ltd. (“Promedico”) for the commercialization of XPOVIO in Israel, the West Bank, Gaza Strip and the territories under control of the Palestinian Authority (the “Promedico Territory”). We have received certain prespecified payments and are eligible to receive additional payments if certain regulatory and commercial milestones are achieved by Promedico. We are also eligible to receive double-digit royalties on net sales in the Promedico Territory. Promedico received the exclusive rights to commercialize XPOVIO in the Promedico Territory and is responsible for all regulatory filings and obligations required for registering XPOVIO. We have retained exclusive production rights and will supply finished product for commercial use in the Promedico Territory.

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

We file patent applications directed to the composition of matter and methods of use and manufacture for our products and product candidates. As of February 5, 2026, we were the sole owner of 53 patents in the U.S. and we had 13 pending patent applications in the U.S., 189 granted patents and 79 pending patent applications in foreign jurisdictions. The Patent Cooperation Treaty (“PCT”) is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

The intellectual property portfolios for our key products and product candidates as of February 5, 2026 are summarized below.

•
Selinexor (KPT-330): Our selinexor patent portfolio covers: the composition of matter of selinexor; various polymorphic forms of selinexor, including the polymorph used in selinexor’s commercial drug substance; various methods of use of selinexor; as well as methods of making selinexor. There are two U.S. patents covering selinexor’s composition of matter. One of the patents will expire in July 2032 and the other will expire in July 2033 following receipt of Patent Term Extension awarded by the U.S. Patent and Trademark Office (“USPTO”). The U.S. patents covering the polymorph used in selinexor’s commercial drug substance will expire in August 2035. Any other patents that may issue in the U.S. as part of our selinexor patent portfolio will expire no earlier than July 2032. Any patents that may issue in foreign jurisdictions will likewise expire no earlier than 2032.
•
Supplementary Protection Certificates: We have filed applications for Supplementary Protection Certificates (“SPCs”) based on European Patent No. 2,736,887 directed to the composition of matter and use of selinexor. Some applications have granted and others are pending.
•
Eltanexor (KPT-8602): Our eltanexor patent portfolio covers both the composition of matter and methods of making and using eltanexor, and consists of five issued U.S. patents, two pending non-provisional U.S. patent applications, 29 issued foreign patents and 16 pending foreign patent applications. Any patents that may issue in the U.S. as part of our eltanexor patent portfolio will expire no earlier than 2034, not including any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2034.
•
PAK4/NAMPT Inhibitors: Our PAK4/NAMPT inhibitors patent portfolio covers both the composition of matter and methods of use of the PAK4/NAMPT inhibitors described therein, such as KPT-9274, and consists of five patent families with eight issued U.S. patents, 26 issued foreign patents, one pending U.S. non-provisional patent application, and two pending foreign patent applications in total. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire in 2034, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents that may issue based on the pending foreign patent applications will likewise expire in 2034. Foreign patent applications covering the composition of matter and methods of use of KPT-9274 have been filed in 22 countries/regions.
•
Biomarkers for XPO1 Inhibitors: Our patent portfolio also covers biomarkers related to treatment with XPO1 inhibitors, such as selinexor, and consists of two pending non-provisional U.S. patent applications and six pending foreign patent applications. Any patents that may issue in the U.S. based on the pending U.S. non-provisional application will expire no earlier than 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire no earlier than 2040.

In addition to the patent portfolios covering our key products and product candidates, as of February 5, 2026, our patent portfolio also includes 16 patents in the U.S. and 53 granted foreign patents and pending patent applications in the U.S. and foreign jurisdictions relating to other XPO1 inhibitors and their use in targeted therapeutics and combination therapies for XPO1 inhibitors.

In the U.S., we have trademark registrations for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in greyscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. NEXPOVIO is registered or pending in 45 jurisdictions outside the U.S. and pending in Cyrillic characters in Russia and Kazakhstan. We also have registrations or applications for seven additional possible drug names in one or more foreign jurisdictions.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “Government Regulation - Patent Term Restoration and Extension” below for additional information on such extensions. We have filed applications for patent term extension in the U.S., Korea, Taiwan and Australia based on the granted patent in each jurisdiction directed to the composition of matter of selinexor. In the U.S., Korea and Taiwan we have been awarded 342 days, 150 days and 5 years, respectively, of patent term extensions. In Australia, the term of the patent has been extended from July 26, 2032 to March 8, 2037. There is no assurance that we will benefit from any patent term extension. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Myelofibrosis

The current standard of care for patients with myelofibrosis who are not candidates for allogeneic HSCT, which is currently the only treatment for myelofibrosis that can provide a clinical cure, is to treat the patients with a JAKi, the only currently approved drug therapy for treatment for myelofibrosis to reduce spleen volume and improve symptoms. There are only four JAKi’s currently approved, including ruxolitinib, fedratinib, pacritinib and momelotinib.

In addition, there are a number of product candidates in late-stage development, some of which could receive approval earlier than selinexor. Ongoing clinical trials, such as those involving imetelstat, bomedemstat, navtemadlin, siremadlin, and pelabresib are studying the treatment of myelofibrosis either with JAKi therapy, non-JAKi therapy or a combination of JAKi and drug treatment.

Endometrial Cancer

The treatment landscape for endometrial cancer has undergone considerable change since 2023. Surgery continues to be the first treatment for almost all women with endometrial cancer. For cases of advanced or high-grade endometrial cancer, or upon disease progression, several combination therapies have become available. These therapies include the use of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab) in combination with chemotherapy followed by checkpoint inhibitor maintenance therapy as well as checkpoint inhibitors (pembrolizumab) in combination with a tyrosine kinase inhibitor (lenvatinib). There are currently no specific targeted FDA approved therapies post-chemotherapy specifically indicated for patients with TP53 wild-type endometrial cancer.

Multiple Myeloma

Many therapies are approved for use in patients with multiple myeloma in the U.S., Europe and other parts of the world. Although XPOVIO is the only XPO1 inhibitor that has received marketing approval, we compete with multiple other treatment types in our approved indications. The primary competitors of XPOVIO in multiple myeloma include those that currently treat patients ranging from newly diagnosed patients to those with relapsed or refractory multiple myeloma and are indicated for use either as single agent and/or as combination therapies. The current standard of care for the treatment of relapsed or refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), PIs (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), B-cell maturation antigens, including CAR-Ts (e.g., idecabtagene vicleucel, ciltacabtagene autoleucel) and bispecific antibodies. New classes/types of therapies are being introduced to the market each year. For example, TECVAYLI® (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY® (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2026 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In October 2025, BLENREP (belantamab mafodotin), a BCMA-targeted bispecific antibody, in combination with bortezomib and dexamethasone was approved. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future (e.g. teclistamab and elranatamab).

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

Other agents are listed in the National Comprehensive Cancer Network Clinical Practice Guidelines and/or the European Society for Medical Oncology guidelines for use after one to two prior therapies, although they have not been formally approved by the FDA for treatment of DLBCL, including: lenalidomide, ibrutinib, and generic multiagent chemotherapy, including gemcitabine, oxaliplatin, and bendamustine.

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

Manufacturing

We do not own or operate, nor have any plans to establish, any manufacturing facilities for our products or product candidates. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture our products and product candidates for our commercial and clinical use. All global supplies of XPOVIO/NEXPOVIO drug product and the majority of global supplies of XPOVIO/NEXPOVIO finished goods are manufacturing in the U.S.

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
•
preparation and submission to the FDA of a new drug application (“NDA”) requesting marketing approval for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•
review and evaluation of the data on the product candidate by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the chemistry, manufacturing and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
payment of user fees pursuant to the Prescription Drug User Fee Act (“PDUFA”);
•
approval of an NDA or supplements to an NDA for the new drug product authorizing marketing for particular indications or line extensions in the U.S.; and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

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

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is considered to be adequate and well-controlled in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an initial IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious AEs occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The fee required for the submission and review of an NDA under PDUFA, is substantial (for example, for federal fiscal year 2025 this application fee is $4,310,002) and the sponsor of an approved application is also subject to an annual program fee, currently set at $403,889 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review. The standard review time for an initial NDA or BLA is 12 months and it is ten months for a supplemental application.

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

Decisions on NDAs

The FDA reviews a sponsor’s NDA to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Healthcare Compliance

In the U.S., biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. Healthcare providers and third-party payors play a primary role in the recommendation, prescription, coverage, and reimbursement of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•
federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•
the federal Anti-Kickback Statute, a broad criminal statute which prohibits, among other things, knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs;
•
the federal Physician Payments Sunshine Act, which requires applicable pharmaceutical and medical device manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to collect and report information on certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services ( “CMS”) for annual publication in a searchable form on a public website, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, report certain pricing metrics to state agencies, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Coverage and Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including federal healthcare programs in the U.S. such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage and establish adequate reimbursement levels for the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans, or federal healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations, and financial condition. Factors that payors consider in determining reimbursement include whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

Net prices for drugs may be reduced by mandatory discounts or rebates required by federal healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government in order to receive coverage for their products under federal healthcare programs such as Medicare and Medicaid. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by federal healthcare programs.

The containment of healthcare costs has become a priority of federal, state, and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug and biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the U.S.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent statutory amendments, will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed by President Trump in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the PPACA brought by several states who argued that, without the individual mandate, the entire PPACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. Ten high-cost drugs paid for by Medicare Part D will be subject to negotiated prices starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law. The law also capped Medicare beneficiary out-of-pocket drug costs at $4,000 per year in 2024 and $2,000 a year from 2025 onward.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs went into effect on January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations, and on November 25, 2025, CMS released negotiated prices for these fifteen additional drugs that will go into effect beginning on January 1, 2027.

While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain.

The current presidential administration has indicated that reducing prescription drug prices will be a focus, with CMS issuing a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the Trump administration and that CMS is committed to considering opportunities to bring greater pricing transparency. Moreover, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most-favored-nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most-favored-nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most-favored-nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Most recently, on December 21, 2025, CMS released proposed rules that, if finalized, would introduce two new mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals, including, but not limited to, information in connection with new product launches that exceed certain levels as identified in the relevant statutes. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

EU General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. In the UK, the GDPR is retained in domestic law as the UK GDPR and sits alongside an amended version of the UK Data Protection Act 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the respective group of companies, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Human Capital

We believe that the success of our business is fundamentally correlated to the execution of our business strategy and the achievement of our long-term objectives as well as our greatest asset, our employees. To that end, we have invested significant resources toward the attraction, retention and development of our people and fostering an inclusive and engaging workplace. To support these goals, our human capital management programs and initiatives underscore our core values (Innovation, Courage, Alignment and Accountability, Resiliency and Energy) and are designed to support employee well-being, professional development, competitive compensation and an inclusive culture.

To attract, retain and reward our employees, we provide competitive total rewards intended to support the financial, physical and emotional well-being of employees and their families. We currently offer equity awards to all new employees and additional equity and cash-based incentive opportunities in connection with our annual performance review process. Our equity and cash incentive plans are designed to align employee performance with the achievement of our corporate objectives and the creation of stockholder value. In addition, many of our employees are stockholders of our company through participation in an employee stock purchase plan, which provides employees with the opportunity to acquire common stock on a tax-advantaged basis. We also provide up to a 4% match of components of employee compensation to our Section 401(k) retirement savings plan.

We strive to provide our employees with a safe and healthy work environment and believe that the overall health, safety and wellness of our employees is important to our ability to execute our business plans. As such, we provide our employees and their families with access to a variety of comprehensive benefits programs, including benefits that provide protection and security to employees and their eligible dependents. In alignment with our KaryoFlex philosophy, we offer flexible time off to our employees, which is designed to support work-life balance. Our full-time employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a Health Reimbursement Account for participating employees that partially covers employee deductibles. To help employees cover medical expenses on a pre-tax basis, we also offer Flexible Spending Accounts. In addition, we offer a High Deductible Health Plan coupled with a Health Savings Account in which we provide initial funding and employees may also contribute to this tax-advantaged savings account to pay for qualified expenses. Employees may also participate in a Limited Purpose Flexible Spending Account for dental and vision expenses. All employees have access to complimentary virtual fitness programs, mental and emotional health support services, caregiving resources for childcare, tutoring, eldercare, pet care, and other needs as well as a monthly wellness stipend to support a broad range of well-being activities.

We encourage and support the growth and development of our employees and, where practical, seek to fill positions internally through lateral and promotional opportunities. Continual learning and career development is supported through ongoing performance and development discussions, a formal mentorship program, tuition assistance, and employee and leadership training programs focused on both technical and professional skills. We also offer customized training engagements and seminars aligned with employees’ current and anticipated roles, providing development opportunities across the organization and supporting retention of key talent.

Further, we strongly believe in fostering a culture of inclusiveness and employee well-being and are committed to maintaining a workplace that values diverse backgrounds, perspectives, and experiences. We strive to bring together employees with a wide variety of backgrounds, skills and culture and encourage all employees to maintain a work environment in which differences are respected. We have established relationships with external affinity organizations, including professional groups supporting LGBTQ+ individuals, women and Latino professionals in the biotechnology industry, to broaden our talent networks and enhance employee engagement.

We have created a women’s Employee Resource Group (“ERG”) that provides opportunities for connection, mentorship, and professional development for women and allies across the organization. We have also established key working relationships with local universities and operate an annual internship program that supports early-career talent development.

As of February 5, 2026, we had 228 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Some of our 2025 initiatives included continuing support for the scientific, medical, patient, and local communities in which we operate, including patient education, public health, quality of healthcare, and disease awareness. We also enable our employees to participate in various charity events, including walks, races, and other events that impact change in the communities of the patients we serve. We offer an employee volunteer time off program to support volunteer activities that enhance the communities in which we live and work while providing our employees the paid time to help those around them. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals, and vision.

Information about our Executive Officers

The following table lists the names, ages and positions of our executive officers as of February 5, 2026:

Name	Age	Position
Richard Paulson, M.B.A	58	President and Chief Executive Officer
Sohanya Cheng, M.B.A.	43	Executive Vice President, Chief Commercial Officer
Lori Macomber, C.P.A.	55	Executive Vice President, Chief Financial Officer and Treasurer
Michael Mano, J.D.	49	Executive Vice President, Chief Legal Officer and Secretary
Stuart Poulton	53	Executive Vice President, Chief Development Officer
Reshma Rangwala, M.D., Ph.D	48	Executive Vice President, Chief Medical Officer

Richard Paulson, M.B.A. Mr. Paulson has served as our President and Chief Executive Officer since May 2021 and as a member of our Board since February 2020. Prior to joining Karyopharm, Mr. Paulson was the Executive Vice President and Chief Executive Officer of Ipsen North America, a biopharmaceutical company, from 2018 to May 2021. Mr. Paulson was Vice President and General Manager, U.S. Oncology Business Unit at Amgen Inc. (“Amgen”), a public biotechnology company, from 2015 to 2018 and prior to that was Vice President, Marketing for Amgen’s U.S. Oncology Business, General Manager, Amgen Germany and General Manager of Amgen Central & Eastern Europe. Prior to Amgen, Mr. Paulson held a number of global leadership positions at Pfizer Inc. (“Pfizer”), including serving as General Manager of Pfizer South Africa and Pfizer Czech Republic. Mr. Paulson also previously held a variety of sales, marketing, and market access roles with increasing seniority at GlaxoWellcome plc in Canada. Mr. Paulson served as a member of the board of directors of bluebird bio, Inc., a public biotechnology company, from April 2023 to July 2025. Mr. Paulson has an M.B.A. from the University of Toronto, Canada and an undergraduate degree in commerce from the University of Saskatchewan, Canada.

Sohanya Cheng, M.B.A. Ms. Cheng joined Karyopharm as Senior Vice President, Sales and Commercial Operations in June 2021 and has served as our Executive Vice President, Chief Commercial Officer since December 2021. Prior to joining Karyopharm, Ms. Cheng served as Vice President, Head of Marketing, at Arrowhead Pharmaceuticals, Inc., a public pharmaceutical company, from August 2020 to December 2020. Prior to this role, Ms. Cheng spent eleven years at Amgen, a public biotechnology company, where she held a variety of sales and marketing leadership roles supporting the commercialization of key oncology brands, including as Executive Director, Head of National Sales Force & Oncology Contracting Strategy from 2019 to August 2020, Executive Director, Head of Marketing & Sales for their multiple myeloma business from 2018 to 2019; and Chief of Staff to General Manager and Strategy & Operations Director for their oncology business from 2017 to 2018. Ms. Cheng has served as a member of the board of directors of Carisma Therapeutics Inc., a public biopharmaceutical company, from October 2024 to December 2025. Ms. Cheng holds an M.B.A. from the MIT Sloan School of Management and a BSc and MA in Biochemistry from the University of Cambridge, United Kingdom.

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

Michael Mano, J.D. Mr. Mano joined Karyopharm as Senior Vice President, General Counsel and Secretary in December 2020 with over 15 years of legal experience and has served as our Executive Vice President, Chief Legal Officer and Secretary since January 2026. Prior to joining Karyopharm, Mr. Mano served as Counsel, Business Development for Biogen, a public biotechnology company, from 2018 to 2020, where he supported Biogen’s global business development platform. Prior to that he was Senior Counsel at Proskauer Rose LLP, an international law firm, from 2013 to 2018 where he represented clients in a broad range of corporate matters. Prior to Proskauer Rose LLP, Mr. Mano was in private legal practice where he represented clients in the life sciences industry in a broad range of corporate matters. Mr. Mano received a B.A. in Political Science and Sociology from Saint Michael’s College and a Juris Doctor from Washington University School of Law.

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

Reshma Rangwala, M.D., Ph.D. Dr. Rangwala joined Karyopharm in April 2022 as Executive Vice President, Chief Medical Officer, with more than a decade of experience in oncology and drug development. Dr. Rangwala served as Chief Medical Officer of Aravive, Inc., a public oncology company, from 2020 to April 2022. Prior to that, Dr. Rangwala served as Vice President, Medical, at Genmab Inc., an international biotechnology company, from 2017 to 2020. Prior to that, Dr. Rangwala served as Executive Clinical Director at Merck & Co., a biopharmaceutical company, from 2012 to 2017. Dr. Rangwala received her B.S. in Biology from Duke University and her M.D./Ph.D. from the University of Cincinnati College of Medicine. She completed her internal medicine residency at Barnes Jewish Hospital in St. Louis, Missouri and her medical oncology fellowship at the Hospital of the University of Pennsylvania.

Information about our Directors

The following table lists the names, ages and positions of our current directors:

Name	Age	Position
Richard Paulson, M.B.A.	58	President and Chief Executive Officer of Karyopharm
Barry E. Greene	62	Former Chief Executive Officer of Sage Therapeutics, Inc., a biopharmaceutical company
Garen G. Bohlin	78	Former Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company
Christy J. Oliger	56	Former Senior Vice President of the Oncology Business Unit at Genentech, Inc., a biotechnology company
Deepa R. Pakianathan, Ph.D.	61	Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments
Chen Schor	53	President, Chief Executive Officer and Director of Adicet Bio, Inc., a biotechnology company
Zhen Su, M.D., M.B.A.	49	Chief Executive Officer and Director of Marengo Therapeutics, Inc., a biotechnology company

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

Our Code of Ethics and Business Conduct, Corporate Governance Guidelines and the charters of the Audit, Compensation, Nominating, Corporate Governance & Compliance and Commercialization and Portfolio Committees of our Board of Directors are all available on our website at https://www.karyopharm.com at the “Investors” section under “Corporate Governance.” Stockholders may request a free copy of any of these documents by writing to Investor Relations, Karyopharm Therapeutics Inc., 85 Wells Avenue, 2nd floor, Newton, Massachusetts 02459, U.S.A.

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

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of December 31, 2025, we had approximately $63.7 million in cash, cash equivalents, and investments.

We believe that our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. We will require additional capital to complete the ongoing clinical development of selinexor, including the Phase 3 SENTRY trial beyond top-line results, the Phase 3 XPORT-EC-042 trial and the Phase 3 XPORT-MM-031/EMN29 trial. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We anticipate that we will continue to incur significant operating losses as we continue our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and/or enter into strategic alternatives, as described in the risk factor entitled “We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” below. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including requirements under our Amended Credit Agreement, as defined below, and the indentures governing our 9.00% convertible senior notes due 2028 (the “2028 Notes”) and 9.00% convertible senior notes due 2029 (the “New 2029 Notes”, and together with the 2028 Notes, the “Convertible Notes”) to maintain cash, cash equivalents and investments of at least $10.0 million, subject to increase in the event we issue indebtedness for borrowed money or issue capital stock, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. In addition, we expect to evaluate opportunities to raise additional funds from time to time, including through the issuance and sale of shares of our common stock under our Open Market Sale Agreement with Jefferies LLC and in connection with the reporting of data from our ongoing Phase 3 clinical trials. However, there is no assurance that such additional financing or strategic alternatives will be available on terms acceptable to us, or at all.

Additionally, we have issued or reserved a significant portion of our currently authorized shares of common stock, which limits the number of authorized and unreserved shares available to raise capital for our business plans and strategic initiatives. The amount of unreserved shares of common stock may be insufficient, and could impede our ability to, raise sufficient capital through future equity or equity-linked offerings to meet our cash needs to fund our planned operations and to continue operations. Increasing the authorized number of shares of common stock requires the approval of our stockholders. We have scheduled a Special Meeting of Stockholders to be held on February 18, 2026 to seek stockholder approval for an increase in our authorized shares of capital stock and common stock. There is no guarantee that a sufficient number of stockholders will vote to approve the increase and, if the increase is not approved by the requisite vote of our stockholders, it will limit our ability to raise capital through future equity or equity-linked offerings.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We may determine to take additional actions to reduce our spending in the near term. As we announced in July 2025, we reduced our workforce by approximately 20% as part of our ongoing careful management of operating expenses. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our loss from operations was $90.7 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $1.8 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

While we began to generate revenue from the sales of XPOVIO in July 2019 and have received revenue from our license arrangements, such as the partnership we have with Antengene Therapeutics Limited (“Antengene”) for our programs across most of the Asia-Pacific region, and with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”) for our programs in Europe, Latin America, certain Middle East and Africa regions and other key countries, there can be no assurance as to the amount or timing of future product or license and other revenues, and we may not achieve profitability in the near-term, if at all. Our ability to become and remain profitable depends significantly on our success in many areas, including:

•
effectively commercializing XPOVIO or any future products either on our own or with a collaborator, including by maintaining a full commercial organization required to market, sell and distribute our products, and achieving an adequate level of market acceptance;
•
the impact of current or future competing products on product sales of XPOVIO or any of our future products;
•
obtaining sufficient pricing, coverage and reimbursement, including government pricing and reimbursement policies or a change in the mix of our business affecting discounts and/or rebates related to 340B Programs, Medicare and Medicaid, for XPOVIO and any of our other approved products from private and government payers and the impact of any pricing changes, any of which can impact our gross-to-net provisions related to product sales;
•
initiating and successfully completing clinical trials required to file for, obtain and maintain marketing approval for our product candidates, including reporting a positive benefit-risk profile from our ongoing Phase 3 clinical trials in myelofibrosis and endometrial cancer, with top-line data from both trials anticipated in 2026;
•
obtaining and maintaining regulatory approvals, either by us or our collaborators, and the timing of such approvals;
•
placement of selinexor in the treatment recommendations adopted by the National Comprehensive Cancer Network and similar guidelines;
•
manufacturing at commercial scale;
•
establishing and managing any collaborations for the development, marketing and/or commercialization of our products and product candidates, including the level of success of our collaborators’ efforts and the timing and amount of any milestone or royalty payments we may receive;
•
obtaining, maintaining and protecting our intellectual property rights;

•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third-party coverage; for example, multiple myeloma foundation closures during 2023 resulted in significantly increased use of our Patient Assistance Program, which adversely impacted our 2023 revenues; and
•
navigating the negative impacts to healthcare systems, the ability of our clinical trial sites to conduct current or future trials and the regulatory review process.

We anticipate that our operating expenses will continue to be significant and could increase as we continue to:

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
•
invest in our research and development programs, identify additional product candidates and initiate and conduct clinical trials, including clinical trials required by the FDA or other regulatory agencies in addition to those that have been or are currently expected to be conducted;
•
maintain, expand and protect our intellectual property portfolio;
•
manufacture XPOVIO and our product candidates; and
•
evaluate strategic opportunities, such as the acquisition or in-license of other products, product candidates, technologies or companies.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of our revenue and expenses or when, or if, we will be able to achieve profitability. We cannot be certain that our revenue from sales of XPOVIO alone, in the currently approved indications, will be sufficient for us to become profitable in the near-term, if at all. We may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development and commercialization efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts.

Discovering, developing and commercializing products involve time-consuming, expensive and uncertain processes that take years to complete. We have used substantial funds to develop XPOVIO and expect our operating expenses to continue to increase as we continue to commercialize XPOVIO or any future approved product, conduct further research and development of our product candidates, seek marketing approval and prepare for commercialization of selinexor in additional indications or for our other product candidates, if approved, to the extent that such functions are not the responsibility of a collaborator. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring or retaining personnel and expanding our geographical reach. Although currently XPOVIO is commercially available in three indications, we do not anticipate that our revenue from product sales of XPOVIO or any funds we may receive from our collaborators will be sufficient for us to become profitable in the near-term, if at all. Accordingly, we will need to continue to rely on additional financing, or strategic alternatives, to achieve our business objectives.

We believe that our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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
•
the extent to which we acquire or in-license other products, product candidates, technologies or other companies, and our ability to enter into such acquisitions and in-licenses pursuant to the restrictions under the Amended Term Loan and the Convertible Notes;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•
our ability to continue as a going concern.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity or equity-linked securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, in addition to the restrictions on our operations under the Amended Term Loan and the Convertible Notes, the restrictions contained in the Amended Revenue Interest Agreement (defined below) and the repayment requirements in respect of obligations from proceeds of the transactions under each of the foregoing agreements, any future debt financing, if available and permitted, may involve further restrictive covenants that could limit our flexibility in conducting future business activities and using transaction proceeds in our business and, in the event of insolvency, the Amended Term Loan, the Convertible Notes, the Amended Revenue Interest Agreement obligations, and any further indebtedness, if available and permitted, would be paid before holders of equity securities received any distribution of corporate assets. Our ability to satisfy and meet our current and any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations, and any such efforts could divert management’s attention away from their day-to-day activities. However, adequate additional financing has not been, and may continue to not be, available to us on acceptable terms, or at all. Raising additional capital may be particularly challenging in the current economic environment, as adverse or uncertain financial market conditions, including inflationary pressures, sustained high interest rates, volatility in the capital markets and slower economic growth or recession, could negatively impact investor demand for biotechnology equity or debt offerings. We cannot predict the extent or duration of such conditions or their impact on our ability to access the capital markets on acceptable terms.

In addition, changes in government policies, priorities and administration could create increased uncertainty and volatility that adversely affect our business, our ability to raise capital, and our ability to enter into strategic alternatives. For example, evolving healthcare, pricing and reimbursement policies, including potential drug pricing reforms such as “most-favored-nation” or similar pricing frameworks, as well as shifts in regulatory or enforcement priorities at federal agencies, including the FDA and other governmental bodies, could negatively affect investor sentiment, the perceived commercial viability of our product and our access to financing. Further, instability or disruption in the global or domestic banking system could impair our access to cash deposits or limit the availability of financing from financial institutions. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could have a material adverse effect on our business, operating results and prospects.

We are continuing to evaluate strategic alternatives, which may include a potential merger or sale of the Company; in or out of court restructurings; repurchases, redemptions, exchanges or other refinancings of the Company’s existing debt; and financing transactions; among other potential alternatives. The potential impact and success of our exploration of any strategic alternatives, if available at all, are uncertain and may not be successful.

In October 2025, we announced that we are continuing to evaluate potential financing transactions along with strategic alternatives to maximize near and long-term stockholder value, which may include, but are not limited to, a merger or sale of the Company, in or out of court restructurings, repurchases, redemptions, exchanges or other refinancings of our existing debt, and financing transactions, among other potential alternatives. Our ability to successfully raise additional funds or execute on a financing transaction or a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming. Even if we are able to consummate a financing transaction or a strategic alternative, it may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

In September 2019, we entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned by HCRx to an affiliate of KKR & Co. Inc. (“KKR”) in July 2025 in connection with its acquisition of a majority ownership stake in HCRx (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, KKR may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx and KKR after the date of the May 2024 amendment. Our obligations to KKR are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the Convertible Notes and which is subordinated to the first-priority security interest securing the Amended Term Loan. Subject to an intercreditor agreement with KKR, the Amended Term Loan lenders and the holders of the New 2029 Notes (the “Amended and Restated Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by KKR which we are unable to pay, KKR will have the right to foreclose on the collateral that was pledged to KKR. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

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

In October 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). Following consummation of the Financing Transactions, we had (i) $112.5 million of aggregate principal amount under the Amended Term Loan; (ii) $15.0 million aggregate principal amount of the 2028 Notes; (iii) $103.5 million aggregate principal amount of the New 2029 Notes; and (iv) $116.2 million of maximum remaining payments payable under our revenue interest financings agreement. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted under the agreements governing our existing indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes and/or the exercise of outstanding warrants; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital.

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

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements or asset sales. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities may be limited by the extent of our then remaining authorized and available shares of common stock. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Amended Credit Agreement and the indentures governing the Convertible Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and cannot enter into any new debt without the consent of KKR, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document. Further, any future renegotiation of these agreements will require extensive, multi-party discussions that will require significant time and resources and could result in additional debt, higher rates of interest, the issuance of additional warrants or equity securities, and dilution to our current stockholders.

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

We may also issue additional equity securities in other types of transactions that result in additional significant dilution to our stockholders, for example, in connection with other strategic or financing transactions, in exchange transactions similar to the exchange transactions we completed in October 2025 and May 2024 or in other future exchange transactions with our lenders and convertible noteholders, to satisfy obligations to our lenders and our convertible noteholders or other creditors, as equity compensation, or for other reasons.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price. Global credit and financial markets have experienced periods of extreme disruption in recent years, which have contributed to diminished liquidity and credit availability, declines in consumer and investor confidence and slower economic growth. As a result, financial institutions and markets face a range of risks that could adversely affect our operations and access to capital, including the potential for future banking failures, changes in regulatory frameworks, governing banks and deposit insurance, tightened credit conditions that reduce liquidity availability, volatility in interest rates and evolving cyber threats and disruptions to financial systems and payment networks. If the financial institutions with which we do business were to enter receivership, become insolvent or suffer a significant cyber incident or operational disruption, there is no guarantee that we would have access to our existing cash, cash equivalents and investments, or that we would be able to finance or fund our business on acceptable terms or at all, and any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

In addition to financial market risks, broader geopolitical and economic volatility could adversely affect our business. Uncertainty associated with governmental policies, shifts in regulatory priorities, and geopolitical tensions, such as conflicts involving multiple regions and nations including Ukraine, Russia, China, the Middle East and other areas of international concern, could negatively influence investor perceptions and economic conditions. While the direct effects of tariffs and trade restrictions to date have been limited, such measures, along with other macroeconomic pressures such as inflation and slower economic growth or recession, may contribute to instability in global markets. There is also a risk that one or more of our service providers, manufacturers or other third parties with which we conduct business may face financial difficulties, geopolitical disruption or operational challenges, which could hinder our ability to meet developmental and commercial objectives on schedule and on budget. If these risks materialize in a manner that disrupts normal economic activity or financial markets, our business, results of operations and financial condition could be materially and adversely affected.

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
•
reporting a positive benefit-risk profile from our ongoing Phase 3 clinical trials in myelofibrosis and endometrial cancer, with top-line data from both trials anticipated in 2026;
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
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third-party coverage; for example, multiple myeloma foundation closures during 2023 resulted in significantly increased use of our Patient Assistance Program, which adversely impacted our 2023 revenues;
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
•
establishing and maintaining commercial manufacturing capabilities or entering into, maintaining and managing supply and manufacturing agreements with qualified third-party manufacturers;
•
the willingness of the target patient population to try new therapies or new treatment paradigms such as bridging therapies and of physicians to prescribe these therapies, based, in part, on their perception of our clinical trial data and/or the actual or perceived safety, tolerability and effectiveness profile;
•
the ability for patients to continue on therapies once prescribed, which may be driven by factors such as progression of disease, line of therapy, tolerability and the availability of other competitor therapies;
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

We face substantial competition for XPOVIO in multiple myeloma and will face competition for XPOVIO in any additional indications for which it may be approved.

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

There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI™ (teclistamab-cqyv), the first bispecific T-Cell engager, was approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO™ (elranatamab-bcmm) and TALVEY™ (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2026 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In October 2025, BLENREP (belantamab mafodotin), a BCMA-targeted bispecific antibody, in combination with bortezomib and dexamethasone was approved. In addition, new competitors and label expansions into earlier lines of existing therapies could also be approved in the future, which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition for more information on competition.

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

Clinical development is a lengthy and expensive process, with uncertain timelines and outcomes. We or our collaborators may be unable to successfully enroll patients in our ongoing and planned clinical trials in a reasonable timeframe, or at all. In addition, if clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or our collaborators may incur additional costs, fail to secure regulatory approvals, or be unable to commercialize such product candidates.

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

Numerous unforeseen events during, or as a result of, clinical trials could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the feedback we received from the FDA in February 2022 on our SIENDO trial and the feedback from the FDA that we announced in December 2024 regarding the appropriateness of our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”) given the evolving treatment landscape for patients with advanced or recurrent endometrial cancer;
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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials or recently approved agents, which could decrease the overall supply of patients, or decreasing interest from selected clinical trial sites, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in August 2024, we announced expected delays in our top-line data readout for our XPORT-EC-042 Trial due primarily to higher than expected screen failure rates, which has required us to screen a larger number of patients than originally planned;
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

Similarly, the regulatory landscape related to clinical trials in the EU evolved in 2022. The Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned.

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

We may publicly disclose preliminary or interim data from our clinical trials. These data may be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For any trial for which we report preliminary, interim or top-line data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or perform all analyses or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the interpretation of preliminary or interim data results that we report may differ from future interpretations of the same studies once additional data have been received and fully evaluated or based on differing views from regulatory agencies. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

If the preliminary or interim data that we report differ from future or more comprehensive data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects, or financial condition may be harmed.

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

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. As a result, we or our collaborators might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we, or our collaborators, are able to generate from product sales in that country. In the U.S., approval and reimbursement decisions are not linked directly, but there is increasing scrutiny from Congress, regulatory authorities, payers, patients and pathway organizations of the pricing of pharmaceutical products. Adverse pricing limitations may also hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

Our long-term success and ability to sustain and grow revenue depends on our and our collaborators’ ability to continue to successfully develop our product candidates and obtain regulatory approval to market our or their products both in and outside of the U.S. In order to market and sell our products in the EU and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country, impose substantial requirements on the development of product candidates to become eligible for marketing approval and have substantial discretion in the process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional preclinical studies, clinical trials, companion diagnostics or other studies and testing. The time required to obtain approval outside of the U.S. may differ substantially from that required to obtain FDA approval. For example, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. For additional risks related to conducting business outside of the U.S., please see the risk factor above entitled “The business that we or our collaborators conduct outside of the U.S. may be adversely affected by international risks and uncertainties.”

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

The FDA or other regulatory authorities may determine that (i) our product candidates do not have an overall positive benefit-risk profile; (ii) the dose used in a clinical trial has not been optimized and require us to conduct additional dose optimization studies; or (iii) the comparator arm and/or endpoint in a trial is no longer the appropriate comparator or endpoint due to the evolution of the competitive landscape or subsequent data of the comparator product, even if the FDA or other regulatory authority had previously approved the trial design, and we may be required to amend the trial or we may not receive approval of the indication. For example, in December 2024, we announced that we were engaged in discussions with the FDA regarding the evolving treatment landscape in advanced or recurrent endometrial cancer, particularly the approval of checkpoint inhibitors (e.g., pembrolizumab, dostarlimab-gxly and durvalumab). We have submitted to the FDA and other relevant global regulatory authorities an amendment to the EC-042 Trial protocol incorporating modifications, which we believe are responsive to certain of the FDA’s concerns. However, the FDA may not agree that some or all of our proposed modifications to the XPORT-EC-042 Trial adequately address their concerns, which may ultimately impact approvability. In addition, the FDA’s Oncology Center of Excellence has a number of projects to advance the development and regulation of medical products for patients with cancer, such as Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose. These projects exemplify the emphasis the FDA is placing on various elements in the drug development process and therefore may require sponsors to spend additional time and resources either pre- or post-approval, and our ability to complete existing trials or initiate new trials may be delayed.

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
•
regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, as in the case of our initiation of the EC-042 Trial for patients with TP53 wild-type advanced or recurrent endometrial cancer following discussions with the FDA in early 2022 on our SIENDO trial;
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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. XPOVIO and any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other U.S. and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. For example, as a condition of the XPOVIO accelerated approvals by the FDA for our DLBCL indication, we are required to complete certain post-marketing commitments. There is no assurance that we will be able to timely complete such obligations. Failure to comply with such requirements may have an adverse impact on the accelerated approval status of selinexor in DLBCL. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could include requirements for a restricted distribution system.

The FDA also imposes requirements for costly post-marketing studies or clinical trials to maintain approval of any products that received accelerated approval. For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to comply with a number of post-approval requirements, including timely completion of a confirmatory clinical trial. Enrollment in the XPORT-DLBCL-030 Trial, which is intended to serve as the confirmatory trial to the accelerated approval of XPOVIO in DLBCL, has been challenging due to changes in the standard of care for the treatment of DLBCL following the accelerated approval of XPOVIO. In January 2026, we received a missed milestone communication from the FDA regarding our timeline for completion of our confirmatory study. Continued delays in completion of this trial may result in withdrawal of the FDA’s accelerated approval of XPOVIO in DLBCL. Although we do not actively promote XPOVIO in DLBCL and generate insignificant revenue from this indication, withdrawal of the accelerated approval may require certain of our ex-U.S. partners to take action to maintain their current approvals in DLBCL to the extent such approvals reference the U.S. label. Completion of the Safety Monitoring Committee’s review of the interim analysis for the Phase 2 part of the study, and input from key opinion leaders and external stakeholders will inform next steps. We will continue to evaluate our options for the XPORT-DLBCL-030 Trial and the U.S. accelerated approval of XPOVIO in DLBCL.

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

The PMA process, including the gathering of clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements, such as the Quality Management System Regulation as part of 21 CFR 820, which governs development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and AE reporting. Similar risks to those described above are also applicable to any companion diagnostic that we, or our collaborators, utilize in our clinical trials in connection with approval of a product candidate outside of the U.S. For example, in the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (the “IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (the “IVDR”). The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. As part of the process to obtain a CE-mark for the FMI FoundationOne®CDx for the purpose of determining TP53 wild-type status for use of selinexor in the maintenance treatment of TP53 wild-type endometrial cancer patients, a performance study is required which leverages our XPORT-EC-042 Trial (e.g., using the unapproved FoundationOne®CDx IVD to screen for TP53 wild-type patients in the XPORT-EC-042 Trial and using the data generated to validate the CDx itself). As the regulations are relatively new, the industry is gaining experience in the compilation of these submissions while the national Competent Authorities and the respective Ethics Committees are also gaining expertise in assessing these applications. As a result, the assessment deadlines of these performance study submissions and amendments are often not met. These new regulations have and could continue to negatively impact the pace of enrollment in our clinical trials. For example, in 2023, site activation for our Phase 3 clinical trial in endometrial cancer was delayed in the EU due to the new IVDR regulations. Consequently, the ability to use the FoundationOne®CDx in vitro diagnostic medical devices to screen patients for TP53 status in the XPORT-EC-042 Trial has been delayed in various countries in the EU.

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

In 2017, Congress passed the FDA Reauthorization Act of 2017 (the “FDARA”). The FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under omnibus legislation signed by President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received Orphan Drug Designation before the enactment of the FDARA in 2017, but have not yet been approved or licensed by the FDA.

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “PPACA”). The PPACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022. Additionally, the Inflation Reduction Act of 2022 (the “IRA”) also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

We expect that these laws and other healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding and otherwise affect the reimbursement we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. These healthcare reforms may result in more rigorous coverage criteria and new payment methodologies that govern XPOVIO or any other approved product and/or the level of reimbursement physicians receive for administering XPOVIO or any other approved product we, or our collaborators, might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other federal healthcare programs may result in a similar reduction in reimbursement from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from XPOVIO or from product candidates for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In August 2022, the IRA was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. Ten high-cost drugs paid for by Medicare Part D will be subject to negotiated prices starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective on January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations, and on November 25, 2025, CMS released negotiated prices for such products that will go into effect beginning January 1, 2027. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and its results, and potential impacts on our business, are uncertain.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada.

Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

More recently, on April 15, 2025, President Trump issued an executive order that directs HHS to take steps to reduce the prices of pharmaceutical products. The new executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Subsequently, on May 12, 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate “most-favored-nation” price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Since the Additional Order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most-favored-nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Most recently, on December 21, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the U.S. state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Our arrangements with healthcare providers, third-party payors, and customers and others who have the ability to influence the recommendation and prescription of our products will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute any products for which we obtain marketing approval. These include, but are not limited to, the following:

•
the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•
the federal false claims and civil monetary penalties laws, including the federal civil FCA, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment by federal healthcare program payers that are false or fraudulent or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from federal healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payment obligations, which increases the chances of a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of our products and thus have an adverse impact on our financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates, resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in us having to carry a liability on our consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, our financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, we may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. If CMS were to terminate our rebate agreement, federal payments may not be available under federal healthcare programs, including Medicaid or Medicare Part B, for our covered outpatient drugs.

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

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In December 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of Abbreviated New Drug Applications (“ANDAs”) and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on the FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

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

In December 2025, Congress enacted a law that, subject to certain grandfather provisions, will prohibit U.S. federal agencies from procuring or obtaining “biotechnology equipment or services” from certain Chinese companies designated as “biotechnology companies of concern.” It will also prohibit U.S. federal agencies from entering into, extending or renewing contracts with any entity that either uses biotechnology equipment or services provided by a designated biotechnology company of concern in performance of the contract or enters into any contract with a third party that requires either party to use biotechnology equipment or services produced or provided by a biotechnology company of concern. It also prohibits an executive agency from obligating or expending a loan or grant to procure biotechnology equipment or services produced or provided by a designated biotechnology company of concern. Regulatory or legislative action taken by the U.S. government to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations.

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

In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, HHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of artifical intelligence to review product applications. Additionally, any federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of February 5, 2026, 195 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 34 patents were in force that relate to our PAK4/NAMPT inhibitors, including four composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of February 5, 2026, 13 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of February 5, 2026, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. NEXPOVIO is registered or pending in 45 jurisdictions outside the U.S. and pending in Cyrillic characters in Russia and Kazakhstan. We also have registrations or applications for seven additional possible drug names in one or more foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We use artificial intelligence in our business processes, which could adversely impact our business and operations, including by posing security and other risks to our confidential or proprietary information, including personal information, and, as a result, we may be exposed to reputational harm and liability.

We use and integrate artificial intelligence (“AI”) into our business processes, such as generative AI tools, primarily to support internal productivity activities, including drafting documents, job postings, and other non-clinical, non-operational materials. We do not use our AI systems to make autonomous decisions related to clinical development, patient care, biometrics, pricing, credit, employment decisions, or other regulated or sensitive activities, and outputs generated using AI are subject to human review and approval prior to any external use or publication. Notwithstanding these controls, the use of AI presents evolving risks, including potential inaccuracies, unintended disclosure of confidential information, including personal information, intellectual property concerns, including compromises to proprietary intellectual property and intellectual property infringement, and cybersecurity risks. Failure to effectively manage these risks could adversely affect our operations, reputation, or compliance posture and therefore, our business.

Moreover, our use of AI is governed by internal policies that are informed by emerging regulatory frameworks, and is designed to restrict use of prohibited or high-risk AI use cases. We expect to see increased regulation related to AI use and ethics, which may also significantly increase the burden and cost of compliance in this area. For example, the EU’s Artificial Intelligence Act (“EU AI Act”), the world’s first comprehensive AI law, entered into force in 2024 and, with some exceptions, will become effective in 2026. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. In the future, our development or use of AI systems that are governed by the EU AI Act and/or uncertainty arising from rapidly developing laws and regulations governing AI may necessitate higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In August 2023, we announced that we had reduced our workforce by approximately 20%, in August 2024, we reduced our workforce by approximately 7% and on July 11, 2025, we announced that we had further reduced our workforce by approximately 20% as part of the Company’s ongoing careful management of operating expenses. Reductions in force may decrease employee morale and productivity and lead to increased turnover, and they may have a negative effect on our ability to attract and retain qualified personnel. In addition, concerns about our ability to continue as a going concern or raise sufficient capital to fund our ongoing trials could result in the departure of personnel that are critical to our operations. Departures may be disruptive to our operations and ability to retain employees and increase our dependency on other employees who are not contractually obligated to remain employed with us, and those employees may leave at any time. Our competitors may use these transitions or potential disruptions to gain competitive advantage over us.

Our business and operations may be materially adversely affected in the event of information technology system failures or security breaches, and the costs and consequences of implementing data protection measures could be significant.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage or other impacts from cyber-attacks, computer viruses, unauthorized access, unverified AI-generated material, sabotage, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents initiated by malicious third parties. Cyber incidents continue to increase in their frequency, sophistication and intensity, and have become increasingly difficult to detect, respond to and recover from. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal data of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. In addition, we face other kinds of risks related to our commercial and personal data, including lost or stolen devices or other systems (including paper records) that collect and store our personal and commercial information. Furthermore, our manufacturing vendors could also be subject to a cyber-attack that could negatively impact the manufacturing process of our products and/or product candidates, which could, in turn, harm our patients, result in a product recall, or provide uncertain medical or trial results.

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

As of December 31, 2025, we had outstanding warrants to purchase, without regard to any beneficial ownership limitations, and excluding pre-funded warrants to purchase common stock, up to 9,622,478 shares of common stock at a weighted average exercise price of $12.50 per share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In connection with any capital raising transactions that we may consummate, we may determine to issue additional warrants, which could result in further dilution to our stockholders.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $3.54 to $9.85 in the 52-week period ended February 5, 2026. On February 5, 2026, the closing sale price of our common stock on the Nasdaq Global Select Market was $6.09 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, uncertainty associated with governmental policies, shifts in regulatory priorities, and geopolitical tensions, such as conflicts involving multiple regions and nations including Ukraine, Russia, China, the Middle East and other areas of international concern, reduced investor confidence in the capital markets, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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
•
general economic, industry and market conditions, such as those caused by tariffs and other trade restrictions, the conflicts involving multiple regions and nations, including Ukraine, Russia, China, the Middle East and other areas of international concern, inflation and fluctuations in interest rates;
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

Our Vice President of Information Technology leads an IT Security Team and has overall responsibility for the security program. The IT Security Team is responsible for leading company-wide cybersecurity strategy, policy, standards and processes. The IT Security Team works across the enterprise to assess and prepare our employees and third parties to manage cybersecurity risks and detect, investigate and respond to cybersecurity incidents. Our Vice President of Information Technology has over 25 years of information technology experience, including 24 years of leadership responsibility, and has substantial operational experience with cybersecurity policy, protection, incident response, and governance. We also utilize a third-party cybersecurity advisor to act as our CISO, supporting the Vice President of Information Technology. This fractional executive has extensive experience as a CISO and cybersecurity executive with over 25 years of expertise in designing, building, and operating transformational information security programs, is a Certified Information Systems Security Professional, and holds a Master of Science in Strategic Intelligence.

Further, our IRP establishes a corporate incident response team, which is responsible for providing oversight, direction, and governance of incident response policies and processes and is composed of certain company stakeholders, including our Chief Financial Officer, Chief Legal Officer, Vice President of Information Technology and our third-party CISO.

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

Item 2. Properties

Our headquarters are located in Newton, Massachusetts, where we currently lease a total of 52,224 square feet of office space through September 30, 2030.

We also lease approximately 3,681 square feet of office space in Munich, Germany.

Item 3. Legal Proceedings

The information required by this Item is provided under “Litigation” in Note 13, “Commitments and Contingencies”, of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.0001 par value per share, began trading on the Nasdaq Global Select Market on November 6, 2013, where its prices are quoted under the symbol “KPTI.”

Holders

As of February 5, 2026, there were 16 holders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Part I - Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule XPO1 inhibitor compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration in July 2019, and is currently approved and marketed in the U.S. for the following indications:

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

Our primary focus is on marketing XPOVIO in its currently approved indications as well as developing and seeking regulatory approval of selinexor as an oral agent targeting multiple high unmet need cancer indications, including our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma. Depending on the data in our Phase 3 myelofibrosis and/or endometrial cancer programs and the availability of capital resources, we plan to explore opportunities to develop our leading next-generation XPO1 inhibitor, eltanexor, in additional myeloproliferative neoplasms and TP53 wild-type tumors.

The commercialization of XPOVIO in the U.S. is currently supported by sales representatives, nurse liaisons, and a market access team, as well as KaryForward®, an extensive patient and healthcare provider support program. Our commercial efforts are also supplemented by patient support initiatives coordinated by our dedicated network of participating specialty pharmacy providers.

The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approvals in various indications in 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

In September 2025, we completed enrollment in our ongoing Phase 3 clinical trial to evaluate the efficacy and safety of once-weekly selinexor in combination with ruxolitinib versus placebo plus ruxolitinib in JAK2 inhibitor (“JAKi”)-naive myelofibrosis patients (the “SENTRY Trial”). We expect to report top-line data from the SENTRY Trial in March 2026. We continue to enroll JAKi-naïve myelofibrosis patients in the Phase 2 clinical trial to evaluate the safety and efficacy of selinexor as a monotherapy in patients with JAKi-naïve myelofibrosis with moderate thrombocytopenia (the “SENTRY-2 Trial”). The protocol, as amended in 2025, includes patients with platelet counts above 50,000 per microliter. We expect to report top-line data from all patients in the 60 mg cohort with at least 24 weeks of follow-up in the second half of 2026.

We are continuing to enroll patients in a global, Phase 3, randomized, double-blind trial evaluating selinexor as a maintenance-only therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”). We expect to report top-line data from this event-driven trial in mid-2026.

In October 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). The Financing Transactions included the following key components: (i) $27.5 million in new term loan borrowings and new convertible debt; (ii) $25.4 million of near-term deferrals of interest and royalty payments; (iii) a temporary reduction of $15.0 million in our minimum liquidity covenant; (iv) an exchange of $15.0 million aggregate principal amount of our convertible notes due 2029 for shares of common stock; (v) an exchange of $24.3 million aggregate principal amount of our convertible notes due October 15, 2025 for shares of our common stock and warrants to purchase shares of our common stock; and (vi) a private placement of shares of our common stock and warrants to purchase shares of our common stock for gross proceeds of approximately $8.8 million. In connection with the Financing Transactions, we issued an aggregate of 7,223,982 shares of common stock, pre-funded warrants to purchase an aggregate of 2,913,136 shares of common stock, and warrants to purchase an aggregate of 5,918,358 shares of common stock with an exercise price of $6.64 per share. In addition, we reduced the exercise price of outstanding warrants to purchase 3,068,417 shares from $16.50 to $6.64 per share.

Following consummation of the Financing Transactions, we had $116.5 million outstanding under our senior secured term loan with a maturity date in May 2028 (the “Amended Term Loan”), $15.0 million aggregate principal amount of 9.00% senior secured convertible notes due October 2028, $103.5 million aggregate principal amount of 9.00% senior secured convertible notes due May 2029, and $116.2 million of maximum remaining payments payable under our revenue interest financing agreement.

As of December 31, 2025, we had an accumulated deficit of $1.8 billion. We had net losses of $196.0 million, $76.4 million, and $143.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. We recognized total revenue of $146.1 million in 2025, including $114.9 million of XPOVIO net product revenue and $31.2 million of license revenue. License revenue included $15.0 million of revenue for the reimbursement of development related expenses from the Menarini Group (“Menarini”). As of December 31, 2025, we had $63.7 million in cash, cash equivalents and investments. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

Product Revenue Reserves

We recognize product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is upon delivery to the customer. Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are reported. These reserves are based on the amounts earned, or to be claimed on the related sales, and are generally classified as reductions of accounts receivable (if the amount is payable to the customer) or a current or long-term liability (if the amount is payable to a party other than a customer). Certain amounts are known at the time of sale based on contractual terms and are recorded pursuant to the most likely amount method, which is the single most likely amount in a range of possible considerations. Other amounts are estimated pursuant to the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Relevant factors used in the expected value method include: current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. These reserves reflect our best estimates of the variable consideration based on the terms of the respective underlying contracts.

The estimates for our product revenue allowances and accruals are most significantly affected by chargebacks, which are contractual commitments to provide products to qualified healthcare entities at prices lower than the list prices charged to our customers who purchase XPOVIO directly from us, and rebates that represent discount obligations under government programs, including Medicaid, Medicare, Tricare, the Department of Veterans Affairs, the Department of Defense, and others.

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

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf, and estimating the associated cost incurred for services performed when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees incurred with contract research organizations (“CROs”) in connection with research and development activities, as well as fees to be paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

We base our expenses related to CROs on our estimates of the services performed and efforts expended pursuant to quotes and contracts with CROs that conduct research and development activities on our behalf. The payment terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment. In accruing service fees, we estimate the time period over which the services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimates, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Financing Transactions

Our estimated value of the gain or loss on extinguishment of debt, the embedded derivatives in our convertible notes and the liability-classified common stock warrants on our consolidated balance sheets were valued using methodologies that incorporate certain unobservable inputs including (i) the volatility of our common stock price, (ii) our estimated credit spread and (iii) an estimate of when the warrants will be exercised based on an option pricing model. See the notes to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Results of Operations

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Product revenue, net	$114,857	$112,806	$2,051	2%
License and other revenue	31,210	32,431	(1,221)	(4)%
Total revenue	146,067	145,237	830	1%
Operating expenses:
Cost of sales	5,949	6,007	(58)	(1)%
Research and development	125,617	143,232	(17,615)	(12)%
Selling, general and administrative	105,208	115,441	(10,233)	(9)%
Loss from operations	(90,707)	(119,443)	28,736	(24)%
Other (expense) income, net	(105,289)	43,078	(148,367)	(>100)%
Loss before income taxes	(195,996)	(76,365)	(119,631)	>100%
Income tax provision	(43)	(57)	14	(25)%
Net loss	$(196,039)	$(76,422)	$(119,617)	>100%

Product Revenue, net (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Product revenue, net	$114,857	$112,806	$2,051	2%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue from U.S. commercial sales of XPOVIO for the year ended December 31, 2025 increased by $2.1 million compared to the year ended December 31, 2024, primarily due to higher net price year over year. Gross-to-net adjustments remained relatively consistent year over year and reflected lower 340B chargeback discounts in 2025, which were offset by higher Medicare Inflation Rebate charges and an increase to the product returns reserve.

License and Other Revenue (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Menarini	$28,308	$28,014	$294	1%
Antengene	2,330	1,680	650	39%
Other	572	2,737	(2,165)	(79)%
Total license and other revenue	$31,210	$32,431	$(1,221)	(4)%

License and other revenue for the year ended December 31, 2025 decreased by $1.2 million as compared to the year ended December 31, 2024 primarily due to a decrease in milestone-related revenue from our other license agreements. The license agreements with Menarini and Antengene Therapeutics Limited (“Antengene”) are each defined and described in Note 5, “License Agreements”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

We expect license and other revenue to decrease as a result of the expiration of Menarini’s reimbursement of development-related expenses, which had previously provided up to $15.0 million in other revenue annually.

Operating Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Cost of sales	$5,949	$6,007	$(58)	(1)%
Research and development	125,617	143,232	(17,615)	(12)%
Selling, general and administrative	105,208	115,441	(10,233)	(9)%
Total operating expenses	$236,774	$264,680	$(27,906)	(11)%

Cost of Sales

Cost of sales for the year ended December 31, 2025 was relatively consistent with the year ended December 31, 2024.

Research and Development Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$37,054	$32,093	$4,961	15%
Selinexor in multiple myeloma	8,657	17,320	(8,663)	(50)%
Selinexor in endometrial cancer	16,589	15,444	1,145	7%
Other programs	1,950	3,102	(1,152)	(37)%
Non-program specific clinical trial and related costs	6,176	7,522	(1,346)	(18)%
Total clinical trial and related costs	70,426	75,481	(5,055)	(7)%
Unallocated costs:
Personnel	35,325	44,252	(8,927)	(20)%
Consulting, professional and other	15,768	18,658	(2,890)	(15)%
Stock-based compensation	4,098	4,841	(743)	(15)%
Total unallocated costs	55,191	67,751	(12,560)	(19)%
Total research and development expenses	$125,617	$143,232	$(17,615)	(12)%

At any one time, we have a number of ongoing clinical development programs that we are conducting independently or in collaboration with third parties. We track our external clinical trial and related costs on a program-by-program basis. Our major programs include our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma. To the extent that external clinical trial and related costs are not attributable to a major program, they are included in “Other programs” and to the extent external clinical trial and related costs cannot be allocated to a specific program, they are included in “Non-program specific clinical trial and related costs.” We also have unallocated research and development costs, which we do not track on a program-by-program basis. These costs represent expenses incurred across multiple programs or to support our general research and development operations.

Research and development expenses for the year ended December 31, 2025 decreased by $17.6 million as compared to the year ended December 31, 2024, primarily due to lower personnel and stock-based compensation costs and reduced clinical trial spending. Personnel and stock-based compensation costs decreased by $9.7 million as a result of lower headcount and reduced contractor utilization following previously implemented cost reduction initiatives. In addition, clinical trial and related costs for selinexor in multiple myeloma decreased by $8.7 million, reflecting the reduced scope of our Phase 3 trial, including lower comparator drug expenses. These decreases were partially offset by a $5.0 million increase in clinical trial and related costs for selinexor in myelofibrosis, primarily driven by increased trial activity and higher patient enrollment.

We expect our research and development expenses to increase as we continue to support our ongoing Phase 3 trials as they progress from the enrollment phase to the maintenance phase. In the event of positive top-line data in any of our trials, we would expect to incur incremental costs primarily associated with regulatory filings.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Personnel costs	$51,535	$57,711	$(6,176)	(11)%
Consulting, professional and other costs	43,864	44,371	(507)	(1)%
Stock-based compensation	9,809	13,359	(3,550)	(27)%
Total selling, general and administrative expenses	$105,208	$115,441	$(10,233)	(9)%

Selling, general and administrative expenses for the year ended December 31, 2025 decreased by $10.2 million as compared to the year ended December 31, 2024, primarily due to reductions in personnel-related costs. Personnel costs decreased by $6.2 million and stock-based compensation decreased by $3.6 million, reflecting lower headcount resulting from our ongoing cost reduction initiatives. Consulting, professional and other costs remained relatively consistent year over year, as increases in professional fees, primarily legal fees, were more than offset by cost reduction measures in other areas, including marketing agencies and other commercial spend.

We expect selling, general and administrative expenses to remain relatively consistent. In the event of positive top-line data in any of our trials, we would expect to incur incremental costs related to launch preparation.

Other Income (Expense), net (in thousands, except for percentages)

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Interest expense	$(45,849)	$(37,422)	$(8,427)	23%
Interest income	2,773	7,400	(4,627)	(63)%
(Loss) gain on extinguishment of debt	(62,365)	44,702	(107,067)	(>100)%
Other income, net	152	28,398	(28,246)	(99)%
Total other (expense) income, net	$(105,289)	$43,078	$(148,367)	(>100)%

Total other (expense) income, net for the year ended December 31, 2025 increased by $148.4 million compared to the year ended December 31, 2024. The increase was driven primarily by a $107.1 million increase in the loss on extinguishment of debt, reflecting a $62.4 million loss recorded in 2025 related to the Financing Transactions, compared to a $44.7 million gain recorded in 2024 from a separate refinancing transaction. In addition, other income, net decreased by $28.2 million, primarily due to non-cash remeasurement of embedded derivatives and liability-classified common stock warrants. Interest expense increased by $8.4 million, primarily due to debt issuances in 2024 and 2025 and higher interest rates on our debt following the Financing Transactions. Lastly, interest income decreased by $4.6 million due to lower investment balances in 2025 compared to 2024.

We expect total other (expense) income, net to decrease, primarily due to the debt extinguishment recorded in 2025 in connection with the Financing Transactions. We also expect interest expense to increase as a result of higher debt balances and interest rates in 2026 following the Financing Transactions. The future impact of remeasurements of embedded derivatives and liability-classified common stock warrants will depend on a variety of factors, including movements in our stock price, and cannot be forecasted.

Results of Operations - Years Ended December 31, 2024 and 2023

Discussion and analysis of the results of operations for the year ended December 31, 2024 as compared to the results of operations for the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 19, 2025 (“2024 Form 10-K”).

Liquidity, Capital Resources and Going Concern

Cash flows

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of December 31, 2025, our principal source of liquidity was $63.7 million of cash, cash equivalents and investments. We have had recurring losses since inception and incurred an operating loss of $90.7 million for the year ended December 31, 2025.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic transactions and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. We expect that our existing liquidity, including cash, cash equivalents and investments as of December 31, 2025 as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. See “Liquidity, Capital Resources and Going Concern – Funding Requirements” below and Note 1 “Organization and Operations” to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our cash flows (in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(75,369)	$(127,486)	$52,117	(41)%
Net cash provided by investing activities	43,378	95,473	(52,095)	(55)%
Net cash provided by financing activities	30,048	41,646	(11,598)	(28)%
Effect of exchange rates on cash, cash equivalents and restricted cash	20	(11)	31	(>100)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,923)	$9,622	$(11,545)	(>100)%

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $52.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by lower cash disbursements resulting from reduced operating expenses and the deferral of cash interest and royalty payments associated with the Financing Transactions.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $52.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. Proceeds from the maturities of investments decreased by $111.1 million, partially offset by a $58.8 million decrease in purchases of investments, reflecting liquidity needs to fund our operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $11.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by lower net proceeds from debt and equity financing in 2025 compared to 2024.

A discussion of changes in our financial condition for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

Sources of Liquidity

In October 2025, we entered into a securities purchase agreement with certain institutional investors to which we issued and sold, in a private placement, an aggregate of (i) 1,487,917 shares of common stock at a price per share of $5.88 and (ii) accompanying warrants to purchase 1,317,771 shares of common stock at an exercise price of $6.64 per share. We received aggregate gross proceeds of approximately $8.8 million.

In October 2025, we entered into a note purchase agreement pursuant to which issued and sold, in a private placement, $15.0 million aggregate principal amount of new 9.00% senior secured convertible notes due 2028 (the “2028 Notes”) to certain holders of our existing 6.00% senior secured convertible notes due 2029. The 2028 Notes are senior secured second-lien obligations and bear interest at a rate of 9.00% per year payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, beginning on December 31, 2025. Interest will be paid in kind on December 31, 2025 and March 31, 2026 with cash interest payments beginning on June 30, 2026. The 2028 Notes will mature on October 15, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms.

In September, 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HCRx, which was subsequently amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned in July 2025 by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. In October 2025, we entered into the Sixth Amendment to the Revenue Interest Financing Agreement pursuant to which (i) HCRx waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026 and (ii) we agreed to increase the Applicable Tiered Percentage (as defined in the Amended Revenue Interest Agreement ) to 8.00% beginning on April 1, 2026. The total amount payable under the Revenue Interest Financing Agreement will remain capped at $263.3 million. For additional information, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

In May 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025, which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). In October 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent (the “Amended Credit Agreement”), pursuant to which, among other things, the lenders provided $12.5 million principal amount of additional loans (the “Amended Term Loan”). The amendments to the Credit Agreement include, among other things (i) reducing the financial covenant requiring us to maintain liquidity of at least $10.0 million, subject to increase in the event we issue indebtedness for borrowed money or issue capital stock, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million and (ii) increasing the interest rate on borrowings under the Amended Term Loan to the secured overnight financing rate plus 10.25% for interest payments occurring after June 30, 2025. Interest on borrowings under the Amended Term Loan incurred from July 1, 2025 to October 10, 2025 were paid in kind at closing. Interest on borrowings will be paid in kind on December 31, 2025 and March 31, 2026 and cash interest payments will begin on June 30, 2026. For additional information, see Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

In February 2023, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. We did not sell any Shares under the Open Market Sale Agreement during the year ended December 31, 2025. As of December 31, 2025, $100.0 million of Shares was available for issuance and sale under the Open Market Sale Agreement.

During the year ended December 31, 2025, we received $8.2 million in milestone under our license and distribution arrangements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved, as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements. In addition, Menarini reimbursed us $15.0 million per calendar year, or $60 million in total, for development related expenses we incurred for selinexor from 2022 through 2025.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of office and research space in Newton, Massachusetts, which was amended in November 2024 and under which we currently lease a total of 52,224 square feet of office space through September 30, 2030.

Contractual Obligations

We have contractual obligations under our (i) Amended Credit Agreement; (ii) 2028 Notes; (iii) 9.00% convertible senior notes due 2029; and (iv) Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Funding Requirements

We expect to continue to incur costs related to our clinical development programs as we continue to advance our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma, as well as commercialization expenses related to sales, marketing, manufacturing and distribution of our approved products, to the extent that these functions are not the responsibility of our collaborators.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. In addition, our product candidates for which we receive marketing approval may not achieve commercial success. Our ability to become and remain profitable depends on our ability to generate revenue. There can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability in the near-term, if at all, as described more fully in the risk factor entitled “We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability,” under the heading “Risk Factors” in this Annual Report on Form 10-K. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See Note 1, “Organization and Operations”, to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern.

We currently expect that our existing liquidity, including cash, cash equivalents and investments as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into the second quarter of 2026. We will require additional capital to complete the ongoing clinical development of selinexor, including the Phase 3 SENTRY Trial beyond top-line results and the Phase 3 XPORT-EC-042 Trial and the Phase 3 XPORT-MM-031/EMN29 trial. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We expect to evaluate opportunities to raise additional funds from time to time, including through the issuance and sale of shares of our common stock under our Open Market Sale Agreement and in connection with the reporting of data from our ongoing Phase 3 clinical trials. There is no assurance that such additional financing or strategic alternatives will be available on terms acceptable to us, or at all. Our ability to successfully raise additional funds or execute on a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes or the Amended Revenue Interest Agreement,” under the heading “Risk Factors” in this Annual Report on Form 10-K, may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming.

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

In addition to the expenses required to fund our operations described above, our funding requirements as of December 31, 2025 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $9.4 million through September 30, 2030;
•
Future obligations related to the Amended Credit Agreement of $153.2 million through May 8, 2028 in addition to the financial covenant to maintain minimum liquidity;
•
Future obligations related to the 2028 Notes of $19.2 million through October 15, 2028;

•
Future obligations related to the New 2029 Notes of $138.2 million through May 13, 2029;
•
Future royalty obligations to KKR under the Amended Revenue Interest Agreement of $116.2 million by September 26, 2035.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $63.7 million as of December 31, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Karyopharm Therapeutics Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Karyopharm Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 12, 2026 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

February 12, 2026

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

During the fourth quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2026 Proxy Statement. We expect to file our 2026 Proxy Statement with the SEC within 120 days of December 31, 2025.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, insider trading policies and procedures and compliance with Section 16(a) of the Exchange Act, if applicable, will be included in our 2026 Proxy Statement and is incorporated herein by reference. Information regarding our executive officers is set forth in “Business - Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a Code of Ethics and Business Conduct for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Ethics and Business Conduct on our website at www.karyopharm.com or request a copy without charge from:

Karyopharm Therapeutics Inc.

Attention: Investor Relations

85 Wells Avenue, 2nd Floor

Newton, MA 02459

We will post to our website any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2026 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Karyopharm Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karyopharm Therapeutics Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception, expects to incur significant operating losses for the foreseeable future and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Clinical Trial Costs

Description of the Matter

The Company’s accrued research and development costs totaled $28.2 million at December 31, 2025. As discussed in Note 2 to the consolidated financial statements, included in accrued research and development costs, are costs incurred with contract research organizations “CROs” in connection with research and development activities (“accrued clinical trial costs”). The Company’s accrued clinical trial costs are recognized based on reviewing quotes and contracts, identifying services that have been performed on the Company’s behalf and estimating the associated costs incurred for services performed when invoices have not yet been received. Payments for these activities are based on the terms of individual arrangements, which vary from contract to contract, and may differ from the pattern of costs incurred and are reflected on the consolidated balance sheet as accrued expenses when expenses incurred exceed payments to date.

Auditing the Company’s accrued clinical trial costs was especially challenging and required a greater extent of auditor effort to test the completeness and accuracy of the Company’s accrued clinical trial costs due to the volume of information utilized in the Company’s calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s process for recording accrued clinical trial costs. These procedures included controls over management’s review of inputs used, as well as the completeness and accuracy of the underlying data, in calculating the accrual.

To test accrued clinical trial costs, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to calculate accrued clinical trial costs, as well as evaluating the assumptions used by management. To assess the nature and extent of services incurred, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and obtained information from service providers regarding costs incurred to date. We also tested subsequent invoices received and inspected the Company’s contracts with service providers and any pending change orders to assess the effect on the accrual.

Debt Extinguishment and Modification

Description of the Matter

As described in Notes, 10, 11 and 12 to the consolidated financial statements, on October 7, 2025, the Company entered into a series of transactions (“Refinancing Transactions”) that involved the issuance of new debt and the modification of existing debt. The Company accounted for the exchange of the 2025 Notes for common shares, prefunded warrants and 2025 Warrants in October 2025 as a debt extinguishment. The debt transactions with the holders of the 2029 Notes in October 2025 involved: (i) the exchange of the 2029 Notes for New 2029 Notes, (ii) modifications to the term loan, (iii) modifications to the deferred royalty obligation, (v) the issuance of common shares, prefunded warrants, and 2025 Warrants, (vi) the issuance of 2028 Notes, and (vii) the receipt of cash related to an additional $12.5 million of borrowings under the Amended Term Loan and the issuance of the 2028 Notes. The Company performed an analysis by holder to determine the difference between the discounted cash flows under the modifications and issuances described above and the discounted cash flows under the 2029 Notes, Term Loan, and deferred royalty obligation immediately prior to these modifications and issuances. Extinguishment accounting was applied to all affected financial instruments held by any holder whose total difference in discounted cash flows was greater than 10%. The Company recorded a total loss on extinguishment of the 2025 Notes and the 2029 Notes of $62.4 million during the year ended December 31, 2025.

Auditing management’s accounting for the Refinancing Transactions was challenging due to the discrete analysis of the terms of the exchange for each lender which required a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accounting for the Refinancing Transactions and necessitated the use of professionals with specialized knowledge to address various components of the transactions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Refinancing Transactions, including management's review controls over the technical accounting aspects of the Refinancing Transactions and the related calculations.

Our audit procedures included, among others, reading the underlying agreements and assessing the terms in relation to the relevant accounting principles, testing the completeness and accuracy of management’s analysis over whether the debt transactions met the conditions to be treated as a debt modification or extinguishment by evaluating it against the relevant technical accounting guidance. We recalculated the debt modification and debt extinguishment assessments that were performed for each debtholder and evaluated the methodology in accordance with the relevant accounting principles. We vouched cash paid for the Refinancing Transactions and tested a sample of transaction costs for completeness and accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 12, 2026

Karyopharm Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$60,540	$62,476
Investments	3,204	46,236
Accounts receivable, net	26,178	30,766
Inventory	4,038	4,739
Prepaid expenses and other current assets	9,186	12,245
Total current assets	103,146	156,462
Property and equipment, net	104	400
Operating lease right-of-use assets	4,548	5,884
Restricted cash	351	338
Other assets	267	1,334
Total assets	$108,416	$164,418
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,003	$5,107
Accrued expenses	64,498	60,652
Convertible senior notes due 2025	—	24,426
Senior secured term loan	21,010	—
Operating lease liabilities	969	438
Other current liabilities	1,580	1,641
Total current liabilities	92,060	92,264
Convertible senior notes due 2029	89,973	68,345
Convertible senior notes due 2028	21,117	—
Senior secured term loan, net of current portion	94,795	94,603
Deferred royalty obligation	72,338	73,499
Common stock warrants	14,221	12,582
Operating lease liabilities, net of current portion	5,743	6,712
Other liabilities	11,095	2,430
Total liabilities	401,342	350,435
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 53,333 shares authorized; 18,311 and 8,413 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	14	13
Additional paid-in capital	1,466,488	1,377,786
Accumulated other comprehensive income (loss)	71	(356)
Accumulated deficit	(1,759,499)	(1,563,460)
Total stockholders’ deficit	(292,926)	(186,017)
Total liabilities and stockholders’ deficit	$108,416	$164,418

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Product revenue, net	$114,857	$112,806	$112,011
License and other revenue	31,210	32,431	34,022
Total revenue	146,067	145,237	146,033
Operating expenses:
Cost of sales	5,949	6,007	4,942
Research and development	125,617	143,232	138,750
Selling, general and administrative	105,208	115,441	131,881
Total operating expenses	236,774	264,680	275,573
Loss from operations	(90,707)	(119,443)	(129,540)
Other income (expense):
Interest income	2,773	7,400	10,943
Interest expense	(45,849)	(37,422)	(23,823)
(Loss) gain on extinguishment of debt	(62,365)	44,702	—
Other income (expense), net	152	28,398	(356)
Total other (expense) income, net	(105,289)	43,078	(13,236)
Loss before income taxes	(195,996)	(76,365)	(142,776)
Income tax provision	(43)	(57)	(323)
Net loss	$(196,039)	$(76,422)	$(143,099)
Basic net loss per share	$(17.93)	$(9.41)	$(18.79)
Diluted net loss per share (Note 2)	$(17.93)	$(14.00)	$(18.79)
Weighted-average number of common shares outstanding used to compute basic net loss per share	10,935	8,125	7,616
Weighted-average number of common shares outstanding used to compute diluted net loss per share	10,935	8,455	7,616

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net loss	$(196,039)	$(76,422)	$(143,099)
Other comprehensive (loss) income
Unrealized (loss) gain on investments	(62)	133	278
Foreign currency translation adjustment	489	(328)	199
Comprehensive loss	$(195,612)	$(76,617)	$(142,622)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	7,548	$12	$1,327,909	$(638)	$(1,343,939)	$(16,656)
Vesting of restricted stock	70	—	—	—	—	—
Exercise of stock options and shares issued under the employee stock purchase plan	43	—	1,124	—	—	1,124
Stock-based compensation expense	—	—	21,709	—	—	21,709
Issuance of common stock warrants	—	—	239	—	—	239
Unrealized gain on investments	—	—	—	278	—	278
Foreign currency cumulative translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(143,099)	(143,099)
Balance as of December 31, 2023	7,661	12	1,350,981	(161)	(1,487,038)	(136,206)
Vesting of restricted stock	162	—	—	—	—	—
Shares issued under the employee stock purchase plan	132	—	1,452	—	—	1,452
Issuance of common stock for financial advisory fee	458	1	6,927	—	—	6,928
Stock-based compensation expense	—	—	18,426	—	—	18,426
Unrealized gain on investments	—	—	—	133	—	133
Foreign currency cumulative translation adjustment	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(76,422)	(76,422)
Balance as of December 31, 2024	8,413	13	1,377,786	(356)	(1,563,460)	(186,017)
Vesting of restricted stock	229	—	—	—	—	—
Shares issued under the employee stock purchase plan	146	—	761	—	—	761
Issuance of common stock and warrants in private placement offering, net of issuance costs	1,488	—	8,364	—	—	8,364
Issuance of common stock related to debt modifications and exchanges, net of issuance costs	5,736	1	31,346	—	—	31,347
Issuance of pre-funded warrants and common stock warrants, net of issuance costs	—	—	34,181	—	—	34,181
Shares issued upon exercise of pre-funded warrants	2,299	—	—	—	—	—
Stock-based compensation expense	—	—	14,050	—	—	14,050
Unrealized loss on investments	—	—	—	(62)	—	(62)
Foreign currency cumulative translation adjustment	—	—	—	489	—	489
Net loss	—	—	—	—	(196,039)	(196,039)
Balance as of December 31, 2025	18,311	$14	$1,466,488	$71	$(1,759,499)	$(292,926)

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(196,039)	$(76,422)	$(143,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,050	18,426	21,709
Depreciation and amortization	296	340	530
Amortization of debt issuance costs and discounts	10,546	6,369	814
Interest expense added to debt principal	6,258	—	—
Net amortization of premiums and discounts on investments	(410)	(2,504)	(4,098)
Loss (gain) on extinguishment of debt	62,365	(44,702)	—
Change in fair value of embedded derivatives and common stock warrants	(707)	(28,691)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,588	(3,804)	20,124
Inventory	701	(1,696)	1,181
Prepaid expenses and other assets	4,126	(432)	6,674
Operating lease right-of-use assets	1,336	(1,608)	1,962
Accounts payable	(1,104)	1,984	350
Accrued expenses and other liabilities	19,063	4,201	4,002
Operating lease liabilities	(438)	1,053	(2,872)
Net cash used in operating activities	(75,369)	(127,486)	(92,723)
Investing activities
Proceeds from maturities of investments	43,378	154,437	167,091
Purchases of investments	—	(58,822)	(159,151)
Purchases of property and equipment	—	(142)	—
Net cash provided by investing activities	43,378	95,473	7,940
Financing activities
Proceeds from convertible debt	15,000	—	—
Proceeds from senior secured term loan	12,250	83,300	—
Proceeds from issuance of common stock and warrants in private placement offering	8,750	—	—
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	761	1,452	1,124
Payment of convertible debt	(250)	—	—
Payment of deferred royalty obligation	—	(40,518)	—
Payment of debt and equity issuance costs	(6,463)	(2,588)	—
Net cash provided by financing activities	30,048	41,646	1,124
Effect of exchange rates on cash, cash equivalents and restricted cash	20	(11)	(34)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,923)	9,622	(83,693)
Cash, cash equivalents and restricted cash at beginning of period	62,814	53,192	136,885
Cash, cash equivalents and restricted cash at end of period	$60,891	$62,814	$53,192
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$60,540	$62,476	$52,231
Short-term restricted cash	—	—	660
Long-term restricted cash	351	338	301
Total cash, cash equivalents and restricted cash	$60,891	$62,814	$53,192
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$3,711	$21,475	$16,053
Cash paid for interest on convertible debt and term loan	$10,668	$17,120	$5,175
Cash paid for amounts included in the measurement of operating lease liabilities	$1,490	$3,493	$3,718
Lease liabilities arising from obtaining right-of-use assets	$—	$3,602	$—
Common stock and warrants issued in exchange for a $24,250 reduction of convertible senior notes due 2025	$32,536	$—	$—
Common stock and warrants issued in exchange for a $15,000 reduction of convertible senior notes due 2029	$14,866	$—	$—
Debt issued for interest payments	$12,822	$—	$—
Convertible senior notes due 2029 issued with warrants to purchase 3,100 shares of common stock in exchange for a $148,000 reduction of convertible senior notes due 2025	$—	$111,000	$—
Senior secured term loan issued in exchange for a $14,700 reduction of deferred royalty obligation	$—	$15,000	$—
Issuance of common stock and warrants used to settle fees related to financing activities	$—	$7,697	$—
Convertible senior notes due 2029 issued in exchange for a $5,000 reduction of deferred royalty obligation	$—	$5,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Karyopharm Therapeutics Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule XPO1 inhibitor compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications, as well as developing and seeking the regulatory approval of selinexor as an oral agent targeting multiple high unmet cancer indications, including our lead clinical programs in myelofibrosis and endometrial cancer and our other late-stage clinical program in multiple myeloma. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration (the “FDA”) in July 2019 and is currently approved and marketed for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody; and (iii) for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approval in various indications in 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of December 31, 2025, we had $63.7 million of cash, cash equivalents and investments and an accumulated deficit of $1.8 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding or enter in other strategic alternatives and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, given the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that these efforts will result in additional funding, strategic alliances or licensing arrangements or sufficiently address the Company’s ability to continue as a going concern.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We may determine to take additional actions to reduce our spending in the near term. As we announced in July 2025, we reduced our workforce by approximately 20% as part of our ongoing careful management of operating expenses. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

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

On February 25, 2025, we effected a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). All share and per share amounts in these consolidated financial statements and notes thereto, including the conversion rates of convertible debt and the exercise price of common stock warrants, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose additional information about their effective tax rate reconciliation. We adopted this standard on a prospective basis beginning with the year ended December 31, 2025. The adoption of this standard had no material impact on our financial statements and resulted only in expanded income tax disclosure requirements.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires disclosure of specified information about certain costs and expenses including purchases of inventory and employee compensation. This standard also requires disclosure of the total amount of selling expenses, and, in annual reporting periods, the Company’s definition of selling expenses. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this standard and expect its effect to be limited to enhanced disclosures in the notes to the consolidated financial statements.

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

Our CODM is our Chief Executive Officer who uses net loss as reported on the consolidated statements of operations to monitor budget versus actual results and to ensure we have sufficient capital resources to develop and seek regulatory approval of our product candidates. The following table presents the significant revenue and expense categories (in thousands) in our single operating segment:

	For the Years Ended December 31,
	2025	2024	2023
Revenue from external customers	$146,067	$145,237	$146,033
Cost of sales (1)	(5,807)	(5,780)	(4,572)
Research and development expenses (2)	(127,940)	(144,756)	(138,135)
Commercial expenses (2)	(46,459)	(50,875)	(60,640)
General and administrative expenses (2)	(42,518)	(44,843)	(50,517)
Other segment (expenses) income (3)	(119,382)	24,595	(35,268)
Net loss of our single operating segment	$(196,039)	$(76,422)	$(143,099)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other income (expense), net and income tax provision on the consolidated statements of operations and stock-based compensation expense

Use of Estimates

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

The following table summarizes customers that represent 10% or greater of our consolidated total revenue:

	For the Years Ended December 31,
	2025	2024	2023
Customer A	26%	24%	35%
Customer B	22%	25%	23%
Customer C	23%	23%	13%
Menarini	19%	19%	17%

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable, net balance:

	As of December 31,
	2025	2024
Customer A	37%	25%
Customer B	25%	33%
Customer C	15%	19%
Customer D	10%	14%

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

Accounts Receivable

Amounts are recorded as accounts receivable when our right to consideration is unconditional other than the passage of time. Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 to 68 days. We analyze accounts for collectability and periodically evaluate the creditworthiness of our customers. We determined an allowance for credit losses was not material as of December 31, 2025 and 2024 as we have had no bad debt write-offs to date and we did not have credit issues with any customers as of December 31, 2025.

Accrued Research and Development Costs

We estimate our accrued research and development costs by reviewing quotes and contracts, identifying services that have been performed on our behalf, and estimating the associated cost incurred for services performed when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development costs at each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development costs include fees incurred with contract research organizations (“CROs”) in connection with research and development activities as well as fees to be paid to investigative sites in connection with clinical studies, for which we have not yet been invoiced.

We base our expenses related to CROs on our estimates of the services performed and efforts expended pursuant to quotes and contracts with CROs that conduct research and development activities on our behalf. The payment terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment. In accruing service fees, we estimate the time period over which the services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimates, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Deferred Royalty Obligation

The deferred royalty obligation, as discussed further in Note 10, “Long-Term Obligations”, is amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense with a corresponding impact to the classification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

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

Common Stock Warrants

We classify our common stock warrants, including pre-funded warrants, in stockholder’s deficit if they allow for settlement only in shares of our common stock, are indexed to our common stock, and meet the criteria for equity classification. Common stock warrants that do not meet the criteria for equity classification are classified as liabilities and are measured at fair value at the end of each reporting period. See Note 6, “Fair Value Measurements”, for additional detail on the valuation methodology.

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

Government rebates: We are subject to discount obligations under state Medicaid programs, Medicare, the Department of Veterans Affairs, the Department of Defense, and others. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current or long-term liability. Current liabilities are included as a component of accrued expenses and long-term liabilities are included as a component of other liabilities on the consolidated balance sheets. For Medicare, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under Medicare Part D. Our liability for these rebates consists of invoices received for claims from prior and current quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.

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

Foreign Currency Transactions

The functional currency of our subsidiaries in Germany and Israel are the Euro and Shekel, respectively. Foreign currency transaction gains and losses are recorded on the consolidated statements of operations and were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

Net Loss Per Share

Basic net loss per common share is calculated using the two-class method by dividing the net loss allocated to common shares by the weighted-average number of common shares outstanding for the period, which includes the common shares deliverable upon the exercise of outstanding pre-funded warrants. Diluted net loss per common share is calculated by adjusting net loss to remove the effects from potential dilutive common shares and dividing this adjusted amount by the weighted average number of common shares and potential dilutive common shares outstanding for the period. Potential dilutive common shares are not included if their effect is anti-dilutive.

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligation for our 3.00% unsecured convertible senior notes due 2025 (the “2025 Notes”) could have been settled in common shares. The 2025 Notes did not impact the calculation of dilutive loss per common share during the year ended December 31, 2023 because they were anti-dilutive in that period. The table below describes the impact of the 2025 Notes on the calculation of dilutive loss per common share during the year ended December

31, 2024. No 2025 Notes were outstanding as of December 31, 2025.

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligations for our: (i) 6.00% senior secured convertible notes due 2029 (the “2029 Notes”), (ii) 9.00% senior secured convertible notes due 2029 (the “New 2029 Notes”), and (iii) 9.00% senior secured convertible notes due 2028 (the “2028 Notes”) can potentially be settled in common shares. The 2029 Notes, New 2029 Notes, and 2028 Notes did not impact the calculation of dilutive loss per common share during the years ended December 31, 2025, 2024, and 2023 because they either did not exist or were anti-dilutive during these periods.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase common shares were outstanding as of December 31, 2025, 2024 and 2023. All outstanding warrants, except pre-funded warrants, are not included in the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses, and these warrants did not impact the calculation of dilutive loss per common share during the years ended December 31, 2025, 2024 and 2023 because they either did not exist or were anti-dilutive during these periods. Pre-funded warrants are included in the calculation of basic and diluted net loss per share due to their de-minimus exercise price.

Diluted net loss per common share was equal to basic net loss per common share for the years ended December 31, 2025 and 2023. The following is a reconciliation of the numerator and denominator used to calculate diluted net loss per common share for the year ended December 31, 2024 (in thousands except per share amounts):

For the Year Ended December 31, 2024
Net loss	$(76,422)
Add back interest expense on the 2025 Notes	2,736
Add back gain on extinguishment of debt	(44,702)
Numerator for diluted net loss per common share (A)	$(118,388)
Weighted-average number of common shares outstanding	8,125
Dilutive effect of 2025 Notes calculated using the if-converted method	330
Denominator for diluted net loss per common share (B)	8,455
Diluted net loss per common share (= A / B)	$(14.00)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of December 31,
	2025	2024	2023
Common shares deliverable upon conversion of 2025 Notes	—	—	725
Common shares deliverable upon conversion of 2028 Notes	2,305	—	—
Common shares deliverable upon conversion of 2029 Notes	4,693	3,436	—
Outstanding common stock warrants, except pre-funded warrants	9,622	3,704	652
Outstanding stock options	477	425	571
Unvested RSUs and PSUs	1,324	851	511

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in stockholders’ deficit that are excluded from net loss, which currently consists of unrealized gains and losses on investments and foreign currency translation adjustments.

3. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. The following table summarizes activity in each of the product revenue allowance and reserve categories (in thousands):

	Discounts and Chargebacks	Fees, Rebates, and Other Incentives	Returns	Total
Beginning balance as of January 1, 2023	$2,865	$3,734	$542	$7,141
Provision related to sales in the current year	21,106	11,025	—	32,131
Credits or payments made	(21,455)	(10,089)	(224)	(31,768)
Ending balance as of December 31, 2023	2,516	4,670	318	7,504
Provision related to sales in the current year	29,346	18,021	3,172	50,539
Credits or payments made	(27,632)	(8,848)	(1,635)	(38,115)
Ending balance as of December 31, 2024	4,230	13,843	1,855	19,928
Provision related to sales in the current year	25,843	19,003	1,335	46,181
Provision related to sales in the prior year	—	1,305	4,519	5,824
Credits or payments made	(26,799)	(10,603)	(3,537)	(40,939)
Ending balance as of December 31, 2025	$3,274	$23,548	$4,172	$30,994

Discounts and chargebacks are recorded as reductions of accounts receivable, and returns, fees, rebates, and other incentives are recorded as a component of accrued expenses and other liabilities.

As of December 31, 2025 and 2024, net product revenue of $22.7 million and $27.8 million, respectively, was included in accounts receivable, net.

4. Inventory

Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expenses in the period incurred. We capitalize the costs incurred to manufacture our products after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labeling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labeled products.

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

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of December 31,
	2025	2024
Raw materials	$628	$720
Work in process	2,980	3,542
Finished goods	430	477
Total inventory	$4,038	$4,739

5. License Agreements

The following license agreements affected the consolidated financial statements during the years ended December 31, 2025, 2024 and 2023:

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

We received an upfront cash payment of $75.0 million in December 2021 under the Original Menarini Agreement and $3.5 million in April 2023 upon execution of the Amended Menarini Agreement. In addition, we have received and are entitled to receive additional milestone payments from Menarini if certain development and sales performance milestones are achieved. We have received and are further eligible to receive tiered royalties ranging from the mid-teens to mid-twenties based on future net sales of the Product in the Expanded Menarini Territory. The payments owed by Menarini to us are subject to reduction in specified circumstances. Menarini also reimbursed us $15.0 million per calendar year, or $60 million in total, for development related expenses we incurred for selinexor from 2022 through 2025.

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

We assessed this arrangement and concluded that the contract counterparty, Menarini, is a customer. All development and regulatory milestones, which represent variable consideration, will be evaluated each reporting period and included in the transaction price if the milestone is considered likely of achievement and if it is probable that a significant revenue reversal will not occur in future periods. Milestones included in the transaction price will be fully recognized in revenue in the same reporting period because the distinct performance obligation identified at the inception of the contract was fully satisfied.

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

Under the terms of the Amended Antengene Agreement, Antengene has the exclusive development and commercialization rights for the Antengene Licensed Compounds in mainland China, Taiwan, Hong Kong, Macau, South Korea, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, Vietnam, Australia and New Zealand (the “Antengene Territory”). Under the terms of the Original Antengene Agreement, we received an upfront cash payment of $11.7 million in 2018 and in June 2020 we received a one-time upfront cash payment of $11.7 million in connection with the Amended Antengene Agreement. We have received and are entitled to future milestone payments from Antengene if certain development, regulatory and commercialization goals are achieved. Finally, we have received and are further eligible to receive tiered double-digit royalties based on future net sales of selinexor and eltanexor, and tiered single- to double-digit royalties based on future net sales of verdinexor and KPT-9274 in the Antengene Territory. In addition, upon completion of the manufacturing technology transfer plan, we will grant to Antengene non-exclusive rights to manufacture the Antengene Licensed Compounds solely for their development and commercialization in the Antengene Territory.

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

All development and regulatory milestones, which represent variable consideration, will be evaluated each reporting period and included in the transaction price if the milestone is considered likely of achievement and if it is probable that a significant revenue reversal will not occur in future periods. Milestones included in the transaction price will be fully recognized in revenue in the same reporting period because all distinct performance obligations identified at the inception of the contract were fully satisfied.

Any consideration related to sales-based milestones, as well as royalties on net sales upon commercialization of XPOVIO by Antengene, are recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property licenses granted to Antengene.

Summary of License and Other Revenue

The following table presents information about our license and other revenue (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Menarini	$28,308	$28,014	$24,360
Antengene	2,330	1,680	2,713
Other	572	2,737	6,949
Total license and other revenue	$31,210	$32,431	$34,022

During the year ended December 31, 2025, we recognized (i) $15.0 million of revenue for the reimbursement of development-related expenses, $8.2 million of milestone revenue, $4.0 million of royalty revenue, and $1.1 million of other reimbursement revenue from Menarini; (ii) $2.1 million of royalty revenue from Antengene; and (iii) $0.4 million of royalty revenue from our other partners.

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

During the year ended December 31, 2023, we recognized (i) $15.0 million of revenue for the reimbursement of development related expenses, $4.0 million of milestone-related revenue, $3.5 million of license-related revenue, $1.1 million of royalty revenue, and $0.8 million of other reimbursement revenue from Menarini; (ii) $1.5 million of royalty revenue and $1.2 million of other reimbursement revenue from Antengene; and (iii) $3.4 million of license-related revenue, $2.5 million of milestone-related revenue, $0.5 million of royalty revenue, and $0.5 million of other reimbursement revenue from our other partners.

License and other revenue of $3.5 million and $2.9 million were included in accounts receivable, net as of December 31, 2025 and 2024, respectively.

6. Fair Value Measurements

Financial instruments, including cash, cash equivalents, accounts receivable, net, other current assets, other assets, restricted cash, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of December 31, 2025 and 2024.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$37,224	$37,224	$—	$—
U.S. government and agency securities	7,306	—	7,306	—
Investments:
Corporate debt securities	3,204	—	3,204	—
	$47,734	$37,224	$10,510	$—

	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$46,990	$46,990	$—	$—
Commercial paper	5,072	—	5,072	—
Investments:
Corporate debt securities	39,091	—	39,091	—
Commercial paper	3,166	—	3,166	—
U.S. government and agency securities	3,979	—	3,979	—
	$98,298	$46,990	$51,308	$—

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

(1)
An embedded derivative liability (the “HCRx Derivative”) which is included as a component of the deferred royalty obligation on our consolidated balance sheets. The valuation method for the HCRx Derivative incorporates certain unobservable Level 3 key inputs including: (i) the probability-weighted net sales of XPOVIO and any of our other future products, including worldwide net product sales, upfront payments, milestones and royalties; (ii) our risk-adjusted discount rate; and (iii) the probability of a change in control occurring during the term of the instrument. The HCRx Derivative was deemed to have a de-minimus value as of December 31, 2025 and 2024 primarily due to a $56.2 million decrease in the deferred royalty obligation during the year ended December 31, 2024.
(2)
The embedded derivative liabilities (the “Convertible Notes Derivatives”) associated with the 2029 Notes, New 2029 Notes, and 2028 Notes are included as components of these debt instruments on our consolidated balance sheets. The valuation method for the Convertible Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
(3)
The warrants to purchase up to 3,051,750 shares of our common stock issued in May 2024 (the “2024 Warrants”) are classified as a long-term liability on our consolidated balance sheets. The valuation method for the 2024 Warrants incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the 2024 Warrants will be exercised based on an option pricing model.

The following table sets forth a summary of the changes in the estimated fair value of the liabilities described above, which are all classified as Level 3 (in thousands):

	HCRx Derivative	Convertible Notes Derivatives	May 2024 Warrants
Balance as of December 31, 2023	$2,800	$—	$—
Initial recognition	—	28,877	23,284
Change in fair value	(2,800)	(15,189)	(10,702)
Balance as of December 31, 2024	—	13,688	12,582
De-recognition of derivative in 2029 Notes	—	(7,377)	—
Initial recognition of derivative in New 2029 Notes	—	14,697	—
Initial recognition of derivative in 2028 Notes	—	8,793	—
Change in fair value	—	(2,346)	1,639
Balance as of December 31, 2025	$—	$27,455	$14,221

7. Investments

The following tables summarize our investments in debt securities, classified as available-for-sale (in thousands):

	As of December 31, 2025
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$3,202	$2	$—	$3,204

	As of December 31, 2024
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$39,027	$66	$(2)	$39,091
Commercial paper	3,165	1	—	3,166
U.S. government and agency securities	3,978	1	—	3,979
Total	$46,170	$68	$(2)	$46,236

We did not hold any investments that were in an unrealized loss position as of December 31, 2025. We held five investments that were in an unrealized loss position as of December 31, 2024. The unrealized losses were caused by changes to interest rates and did not represent credit losses. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All our investments mature within one year from December 31, 2025. The following table summarizes our investments in an unrealized loss position as of December 31, 2024 for which an allowance for credit losses was not recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses	Aggregate Related Fair Value	Unrealized Losses
Corporate debt securities	$4,456	$(2)	$—	$—	$4,456	$(2)
Commercial paper	1,175	—	—	—	1,175	—
Total	$5,631	$(2)	$—	$—	$5,631	$(2)

8. Stockholders’ Equity

Reverse Stock Split and Authorized Common Shares

In January 2025, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our capital stock from 405,000,000 shares to 805,000,000 shares and the number of authorized shares of our common stock from 400,000,000 shares to 800,000,000 shares.

In February 2025, we effected a 1-for-15 reverse stock split of the issued and outstanding shares of our common stock as approved by our stockholders in January 2025. The Reverse Stock Split proportionally reduced the number of authorized shares of our common stock from 800,000,000 shares to 53,333,333 shares. The Reverse Stock Split did not change the par value of our common stock. In addition, proportionate adjustments were made to the number of shares of common stock available for issuance under our equity incentive plans; the number of shares underlying, and the exercise prices of, outstanding equity awards under such plans and outstanding warrants; and the conversion rates of outstanding convertible notes.

Open Market Sale Agreement

In February 2023, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the Shares in the Open Market Offering.

We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. We have agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Shares in the amount of up to 3.00% of gross proceeds from the sale of the Shares pursuant to the Open Market Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

We did not sell any Shares under the Open Market Sale Agreement during the years ended December 31, 2025, 2024 and 2023 As of December 31, 2025, $100.0 million of Shares were available for issuance and sale under the Open Market Sale Agreement.

Common Share Issuances

In October 2025, we issued (i) 1,487,917 shares of common stock at a price of $5.88 per share and (ii) accompanying warrants (the “2025 Placement Warrants”) to purchase 1,317,771 shares of common stock to certain institutional investors in a private placement for aggregate gross proceeds of approximately $8.8 million. Refer to Note 11, “Common Share Warrants” for additional detail on the 2025 Placement Warrants.

In October 2025, we issued a total of 5,736,065 shares of common stock of which: (i) 2,435,146 shares were issued to holders of the 2025 Notes to partially settle the 2025 Notes, (ii) 2,024,344 shares were issued to holders of the 2029 Notes to partially settle the 2029 Notes, (iii) 949,908 shares were issued to certain holders of our long-term obligations to pay various fees incurred in connection with the debt modifications that occurred in October 2025, and (iv) 326,667 shares were issued to our financial advisor. Refer to Note 10, “Long-Term Obligations” for additional detail on these transactions.

In October 2025, we issued a total of 2,298,723 shares of common stock pursuant to the cashless exercise of Pre-Funded Warrants (as defined below) to purchase an aggregate of 2,298,756 shares of common stock.

9. Stock-based Compensation

On May 19, 2022, our stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), succeeding our 2013 Stock Incentive Plan (the “2013 Plan”), which has expired and under which no further grants may be made. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards and other stock-based awards. On May 24, 2023, May 29, 2024, and May 28, 2025 our stockholders approved an amendment to the 2022 Plan to increase the number of shares of our common stock available for issuance under the 2022 Plan by 333,333 shares, 400,000 shares, and 450,000 shares, respectively. As of December 31, 2025, there were 283,228 shares available for future grants under the 2022 Plan.

Under the terms of the 2022 Plan, we granted stock options, RSUs, and PSUs to our employees, officers, directors, consultants and advisors. Stock options have a ten-year term and an exercise price equal to the fair market value of a share of our common stock on the grant date. Stock options and RSUs vest over a period of one to four years. PSUs will vest if certain performance goals are achieved over a certain performance period. Certain portions of certain PSU awards vest based on continuous service to the Company throughout the performance period even if the performance goal is not achieved.

During 2025, 2024, and 2023, we also granted stock options and RSUs through inducement grants outside of our stockholder approved equity compensation plans as permitted under the Nasdaq Stock Market listing rules to certain employees to induce them to accept employment with us (collectively, “Inducement Awards” which are made under the “2022 Inducement Plan”). In 2023 and 2024, the Board increased the number of shares reserved for issuance under the 2022 Inducement Plan by 80,000 shares and 66,667 shares, respectively. We assessed the terms of these Inducement Awards and determined there was no possibility that we would have to settle these awards in cash and therefore, equity accounting was applied. As of December 31, 2025, there were 39,626 shares available for future grants under the 2022 Inducement Plan.

As of December 31, 2025, we had 2,123,671 shares reserved for issuance, which includes shares available for future grants and outstanding stock options, RSUs and PSUs under the 2013 Plan, the 2022 Plan, and Inducement Awards (including the Inducement Awards granted under the 2022 Inducement Plan).

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cost of sales	$142	$227	$370
Research and development	4,098	4,841	6,529
Selling, general and administrative	9,810	13,358	14,810
Total	$14,050	$18,426	$21,709

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Options	$2,365	$4,807	$8,862
RSUs	9,134	10,961	10,662
PSUs	1,453	1,197	1,222
ESPP	667	691	963
Other	431	770	—
Total	$14,050	$18,426	$21,709

Stock Options

The following table summarizes stock option activity related to the 2013 Plan, 2022 Plan, and Inducement Awards (including the stock option Inducement Awards granted under the 2022 Inducement Plan):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	425,479	$139.99	4.4	$—
Granted	271,787	$7.72
Forfeited	(17,279)	$25.48
Expired	(202,864)	$162.13
Options outstanding as of December 31, 2025	477,123	$59.37	7.7	$88
Options exercisable as of December 31, 2025	210,218	$122.84	5.9	$—

There were no stock options exercised during the years ended December 31, 2025 and 2024. The total intrinsic value of stock options exercised for the year ended December 31, 2023 was less than $0.1 million.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used in calculating the fair value of the stock option awards:

	For the Years Ended December 31,
	2025	2024	2023
Volatility	89% - 95%	80%	80%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 5.9
Risk-free interest rate	3.69% - 4.42%	4.43% - 4.63%	3.75% - 4.21%
Dividend	—%	—%	—%

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

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2025, 2024 and 2023 was $5.86, $9.53 and $23.03 per share, respectively.

As of December 31, 2025, there was $1.5 million of unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following is a summary of RSU and PSU activity for the 2013 Plan, 2022 Plan, and Inducement Awards (including RSU Inducement Awards granted under the 2022 Inducement Plan):

	Number of Shares Underlying RSUs and PSUs	Weighted -Average Grant Date Fair Value
Unvested as of December 31, 2024	850,738	$36.13
Granted	881,076	$6.44
Forfeited	(177,821)	$25.43
Vested	(230,299)	$46.90
Unvested as of December 31, 2025	1,323,694	$15.93

The total fair value of RSUs and PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $2.8 million, and $2.9 million, respectively. As of December 31, 2025, there was $8.7 million of unrecognized compensation expense related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

We have an ESPP that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the ESPP occur on or about May 1 and November 1 each year. On May 24, 2023, our stockholders approved an amendment and restatement of our ESPP (the “Amended & Restated ESPP”), which increased the number of shares of common stock authorized for issuance under the ESPP by 100,000 shares. On May 29, 2024, our stockholders approved an amendment to the Amended & Restated ESPP to increase the number of shares of our common stock available for issuance under the Amended & Restated ESPP by 333,333 shares. As of December 31, 2025, 165,461 shares of our common stock remained available for issuance under the Amended & Restated ESPP.

During the years ended December 31, 2025, 2024 and 2023, $0.8 million, $1.5 million and $1.1 million, respectively, was withheld from employees, on an after-tax basis, in order to purchase 145,936, 131,698 and 42,391 shares of our common stock, respectively. As of December 31, 2025, there was $0.1 million of total unrecognized stock-based compensation expense related to the Amended & Restated ESPP. The expense is expected to be recognized over a period of four months.

The fair value of the option component of the shares purchased under the Amended & Restated ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2025	2024	2023
Volatility	80% - 95%	77% - 80%	77% - 92%
Expected term (in years)	0.5	0.4 - 0.5	0.5
Risk-free interest rate	3.79% - 4.42%	4.42% - 5.51%	4.58% - 5.51%
Dividend	—%	—%	—%

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes were senior unsecured obligations, bore interest at a rate of 3.00% per year, and matured on October 15, 2025. Holders were able to convert the 2025 Notes at an initial conversion rate of 4.2049 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $237.82 per share of common stock) following July 15, 2025. No holders elected to convert their 2025 Notes. In connection with the issuance of the 2025 Notes, we incurred $5.6 million of debt issuance costs, which were amortized to interest expense using an effective interest rate of 3.53% over seven years.

In May 2024, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for: (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) 2024 Warrants to purchase up to 3,051,750 shares of our common stock. In October 2025, we exchanged $24.3 million aggregate principal amount of 2025 Notes for: (i) 2,435,146 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 1,404,087 shares of common stock, and (iii) common stock warrants to purchase an aggregate of 2,502,151 shares of common stock with an exercise price of $6.64 per share and an expiration date of October 10, 2030. We repaid $0.3 million principal amount of 2025 Notes at maturity on October 15, 2025. There were no 2025 Notes outstanding as of December 31, 2025.

The outstanding balances of the 2025 Notes consisted of the following (in thousands):

	As of December 31,
	2025	2024
Principal	$—	$24,500
Less: unamortized debt issuance costs	—	(74)
Total	$—	$24,426

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Contractual interest expense	$635	$2,354	$5,175
Amortization of debt issuance costs	66	382	814
Total interest expense	$701	$2,736	$5,989

Senior Secured Term Loan

In May 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain holders of the 2025 Notes and certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), which was subsequently assigned by HCRx to an affiliate of KKR & Co. Inc. (“KKR”) in connection with its acquisition of a majority ownership stake in HCRx in July 2025. The Credit Agreement provides for a senior secured term loan facility of $100.0 million which bore interest at a variable rate equal to the applicable secured overnight financing rate plus 9.25%, subject to a floor of 3.00% through June 30, 2025.

In October 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement (the “Amended Credit Agreement”), under which we borrowed an additional $12.5 million, resulting in a senior secured term loan facility with aggregate borrowings of $112.5 million (the “Amended Term Loan”) which matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 10.25% for all interest incurred after June 30, 2025, subject to a floor of 3.00%. Interest incurred on borrowings under the Amended Term Loan from July 1, 2025 to March 31, 2026 is payable in-kind. Interest incurred on borrowings under the Amended Term Loan after March 31, 2026 is payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

We are required to make quarterly principal payments under the Amended Term Loan on March 10, June 10, September 10, and December 10 of each year beginning on June 10, 2026 in the amount of 6.25% of the aggregate principal amount of the Amended Term Loan, with the remaining principal due when the Amended Term Loan matures in May 8, 2028. We are permitted to prepay the Amended Term Loan at any time, subject to a prepayment premium ranging from 3.00% to 8.00% of the principal prepaid. In addition, we are required to repay the Amended Term Loan with proceeds from certain asset sales and condemnation events, subject, in some cases, to reinvestment rights.

All obligations under the Amended Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Amended Credit Agreement contains customary covenants, including a requirement to maintain a certain amount of cash, cash equivalents and investments at all times (the “Minimum Liquidity Covenant Amount”). From October 10, 2025 to October 10, 2026, the Minimum Liquidity Covenant Amount will be the lesser of: (x) the sum of $10.0 million plus 50% of the net cash proceeds of any issuance of indebtedness for borrowed money or capital stock of the Company, and (y) $25.0 million.

After October 10, 2026, the Minimum Liquidity Covenant Amount will be $25.0 million. As of December 31, 2025, we were in compliance with the Minimum Liquidity Covenant Amount.

The Amended Credit Agreement contains restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of December 31, 2025, we were in compliance with these covenants. If certain events of default occur, the Amended Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority. Additionally, we have an obligation under the Amended Credit Agreement to appoint a candidate selected by the lenders under the Amended Term Loan to serve as a non-voting observer to our board of directors.

The outstanding balance of the Amended Term Loan consisted of the following (in thousands):

	As of December 31,
	2025	2024
Principal	$120,398	$100,000
Less: unamortized debt issuance costs	(4,593)	(5,397)
Total	$115,805	$94,603

We determined the expected life of the Amended Term Loan was equal to its term. The principal value of the Amended Term Loan approximates its fair value due to the variable interest rate. In connection with the issuance of the Term Loan in May 2024, we incurred $6.8 million of debt issuance costs, which were being amortized to interest expense through May 2028 using an effective interest rate of 17%. Total unamortized debt issuance costs immediately following the creation of the Amended Term Loan was $5.2 million, which are being amortized to interest expense through May 2028 using an effective interest rate of 17%.

The following table sets forth total interest expense recognized related to the Term Loan and Amended Term Loan (in thousands):

	For the Years Ended December 31,
	2025	2024
Contractual interest expense	$14,520	$9,412
Amortization of debt issuance costs	2,368	1,361
Total interest expense	$16,888	$10,773

Future minimum payments on the Amended Term Loan as of December 31, 2025 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2026	$35,866
2027	43,936
2028	73,377
Total future minimum payments	153,179
Less: interest expense and unamortized debt issuance costs	(37,374)
Amended Term Loan	$115,805

2029 Notes, New 2029 Notes, and 2028 Notes

On May 13, 2024, pursuant to privately negotiated agreements with certain holders of the 2025 Notes, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for: (i) $111.0 million aggregate principal amount of 2029 Notes maturing on May 13, 2029 and (ii) 2024 Warrants to purchase up to 3,051,750 shares of our common stock. We also issued $5.0 million aggregate principal amount of 2029 Notes to HCRx in exchange for a $5.0 million reduction in our deferred royalty obligation. The 2029 Notes bore interest at a rate of 6.00% per year and were convertible into shares of our common stock at an initial conversion rate of 29.6296 shares per $1,000 principal amount, which is equivalent to a conversion price of $33.75 per share of common stock.

In October 2025, we entered into privately negotiated agreements with the holders of the 2029 Notes to exchange $101.0 million aggregate principal amount of the 2029 Notes for $103.5 million aggregate principal amount of newly issued New 2029 Notes maturing on May 13, 2029. We also exchanged $15.0 million aggregate principal amount of the 2029 Notes for: (i) 2,024,344 shares of common stock and (ii) pre-funded warrants to purchase an aggregate of 552,164 shares of common stock. All 2029 Notes were fully cancelled after these exchange transactions. There were no 2029 Notes outstanding as of December 31, 2025.

The New 2029 Notes are second-lien secured obligations of the Company and are convertible by the holders into shares of our common stock at an initial conversion rate of 44.444 shares per $1,000 principal amount (the “New 2029 Notes Conversion Option”) which is equivalent to an initial conversion price of $22.50 per share and subject to customary anti-dilution adjustments. Holders of the New 2029 Notes may convert their New 2029 Notes at any time prior to the close of business on May 11, 2029. Upon conversion of the New 2029 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders.

In October 2025, we issued $15.0 million aggregate principal amount of new 9.00% senior secured convertible notes maturing on October 15, 2028 (the “2028 Notes”) for cash proceeds of $15.0 million. The 2028 Notes are senior secured second-lien obligations and are convertible by the holders into shares of our common stock at an initial conversion rate of 150.6024 shares per $1,000 principal amount of 2028 Notes (the “2028 Notes Conversion Option”) which is equivalent to an initial conversion price of $6.64 per share of common stock and subject to customary anti-dilution adjustments. Holders of the 2028 Notes may convert at any time prior to the close of business on October 13, 2028. Upon conversion of the 2028 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders.

Both the New 2029 Notes and 2028 Notes bear interest at a rate of 9.00% per year. Interest on the New 2029 Notes and 2028 Notes incurred from October 10, 2025 to March 31, 2026 will be payable in-kind. Interest incurred after March 31, 2026 will be payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

On or after May 13, 2026 (for the New 2029 Notes) or October 15, 2026 (for the 2028 Notes), we may redeem all or a portion of the New 2029 Notes or all of the 2028 Notes if the last reported sale price of our common stock equals or exceeds 130% (for the New 2029 Notes) or 165% (for the 2028 Notes) of the applicable conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period (the “New 2029 Notes and 2028 Notes Redemption Options”). Upon redemption, we will pay the redemption price in a cash payment, which will be equal to the principal amount of the notes to be redeemed and any accrued and unpaid interest, if any, up to but excluding the redemption date. The number of shares of common stock deliverable as make-whole consideration is subject to a cap of 85.1374 shares per $1,000 principal amount for the New 2029 Notes or 173.3102 shares per $1,000 principal amount for the 2028 Notes. In some cases, we will be required to make an offer to repurchase the New 2029 Notes or 2028 Notes at a 101% premium with proceeds from certain asset sales, subject, in some cases, to reinvestment rights.

If certain corporate events occur prior to the maturity date of the New 2029 Notes or the 2028 Notes, a holder that elects to convert their New 2029 Notes or 2028 Notes, as applicable, may be entitled to receive additional shares of common stock based on a fundamental change make-whole adjustment in the conversion rate in connection with such corporate event. However, in no event can the conversion rate exceed 85.1374 shares per $1,000 principal amount for the New 2029 Notes or 173.3102 shares per $1,000 principal amount for the 2028 Notes. In addition, if we undergo certain fundamental changes, holders may require us to repurchase for cash all or any portion of their New 2029 Notes or 2028 Notes at a price equal to the principal amount to be repurchased, plus any accrued and unpaid interest, up to but excluding the fundamental change repurchase date.

No holder will be entitled to receive shares of our common stock in connection with the New 2029 Notes or 2028 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the New 2029 Notes or 2028 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of December 31, 2025, no New 2029 Notes or 2028 Notes have been converted into shares of common stock or pre-funded warrants.

All obligations under the New 2029 Notes and 2028 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Amended Term Loan. The 2028 Notes rank pari passu with the New 2029 Notes, ahead of indebtedness under the Amended Revenue Interest Agreement (as defined below) and behind indebtedness under the Amended Credit Agreement with respect to distributions of proceeds of the enforcement of certain collateral. The New 2029 Notes and 2028 Notes contain covenants and events of default that are generally consistent with the Amended Term Loan, including the Minimum Liquidity Amount. As of December 31, 2025, we were in compliance with these covenants.

We have determined that the New 2029 Notes Conversion Option, the 2028 Notes Conversion Option, and the New 2029 Notes and 2028 Notes Redemption Options are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. These derivatives are referred to as the Convertible Notes Derivatives in Note 6, “Fair Value Measurements” to our consolidated financial statements.

The outstanding balance of the New 2029 Notes and 2029 Notes consisted of the following (in thousands):

	As of December 31,
	2025	2024
Principal	$105,598	$116,000
Less: unamortized debt issuance costs and discounts	(31,938)	(61,343)
Plus: fair value of embedded derivatives	16,313	13,688
Total	$89,973	$68,345

The outstanding balance of the 2028 Notes consisted of the following (in thousands):

As of December 31, 2025
Principal	$15,304
Less: unamortized debt issuance costs and discounts	(5,329)
Plus: fair value of embedded derivatives	11,142
Total	$21,117

We determined the expected life of the New 2029 Notes and 2028 Notes is equal to their contractual terms. As of December 31, 2025, the “if-converted value” did not exceed the remaining principal amount for both the New 2029 Notes and 2028 Notes. The fair value of the New 2029 Notes and 2028 Notes are influenced by market interest rates, our stock price and stock price volatility, and have been classified as Level 3 within the fair value hierarchy as they use unobservable inputs. The estimated fair value of the New 2029 Notes and 2028 Notes as of December 31, 2025 was approximately $92.7 million and $22.8 million, respectively.

Debt issuance costs and discounts related to the New 2029 Notes of $33.3 million are being amortized to interest expense over the term of the New 2029 Notes at an effective interest rate of 22%. The following table sets forth total interest expense recognized related to the New 2029 Notes and 2029 Notes (in thousands):

	For the Years Ended December 31,
	2025	2024
Contractual interest expense	$7,509	$4,408
Amortization of debt issuance costs and discounts	7,827	4,626
Total interest expense	$15,336	$9,034

Debt issuance costs and discounts related to the 2028 Notes of $5.6 million are being amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 25%. We recognized interest expense of $0.6 million related to the 2028 Notes for the year ended December 31, 2025, which included $0.3 million of contractual interest expense and $0.3 million of amortization.

Future minimum payments on the New 2029 Notes and 2028 Notes as of December 31, 2025 were as follows (in thousands):

Years ended December 31,	New 2029 Notes	2028 Notes
2026	$7,288	$1,056
2027	9,718	1,408
2028	9,718	16,763
2029	111,491	—
Total future minimum payments	138,215	19,227
Less: interest expense and unamortized debt issuance costs and discounts	(64,555)	(9,252)
Plus: fair value of embedded derivatives	16,313	11,142
Total	$89,973	$21,117

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HCRx which was subsequently amended in June 2021, August 2023, May 2024, August 2025, and October 2025, and which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (as amended, the “Amended Revenue Interest Agreement”) under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, KKR (as successor in interest to HCRx) receives payments from us at a percentage (the “Royalty Rate”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total aggregate payments to HCRx and KKR under the Amended Revenue Interest Agreement are capped at $263.3 million (the “Payment Cap”).

In May 2024, we entered into an amendment (the “HCRx Amendment”) to the Amended Revenue Interest Agreement with HCRx, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of $49.5 million;
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million; and
(3)
delivered to HCRx 2029 Notes with a principal amount of $5.0 million.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date on which HCRx and KKR have received cash payments in the aggregate totaling $263.3 million or (ii) the legal maturity date of September 26, 2035. If HCRx and KKR have not received total payments in the aggregate equal to $263.3 million by September 26, 2035, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less aggregate payments previously paid to HCRx and KKR.

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

After giving effect to the above, as of May 2024, we had made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million and the maximum remaining amount we owed to KKR, as successor in interest to HCRx, was $128.3 million. After May 2024, we are obligated to make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, except that in connection with the October 2025 amendment, KKR waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026.

The HCRx Amendment also subordinates the indebtedness and liens under the Amended Revenue Interest Agreement to the indebtedness and liens under the Amended Term Loan, and, subject to certain exceptions, makes the indebtedness and liens under the Amended Revenue Interest Agreement pari passu with the indebtedness and liens under the New 2029 Notes.

We have evaluated the terms of the Amended Revenue Interest Agreement and concluded that its features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets.

As of December 31, 2025, we have made $147.1 million in payments to HCRx. The effective interest rate as of December 31, 2025 was approximately 16%. We have incurred debt issuance costs totaling $2.8 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of December 31, 2025 and December 31, 2024 was $72.3 million and $73.5 million, respectively, which includes the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of December 31, 2025 and 2024 and was based on our estimates of future payments over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

On December 5, 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 635,703 shares of common stock at an exercise price of $95.37 per share (the “2022 Warrants”). The 2022 Warrants are exercisable through December 7, 2027.

On August 1, 2023, we issued warrants to HCRx to purchase up to 16,667 shares of common stock at an exercise price of $33.75 per share (the “2023 Warrants”) which are exercisable through August 1, 2030. In May 2024, we reduced the exercise price from $33.75 per share to $16.50 per share. In October 2025, we further reduced the exercise price from $16.50 per share to $6.64 per share.

In connection with the exchange of the 2025 Notes for the 2029 Notes in May 2024 described in further detail in Note 10, “Long-Term Obligations”, we issued 2024 Warrants to purchase 3,051,750 shares of our common stock at an exercise price of $16.50 per share. In October 2025, we reduced the exercise price from $16.50 per share to $6.64 per share, subject to customary antidilution adjustments. The 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds $33.00 for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the 2024 Warrants. Under the terms of the 2024 Warrants, a holder cannot receive shares of our common stock if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt. In addition, a holder may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. The 2024 Warrants were classified as a long-term liability in our consolidated balance sheets because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 6, “Fair Value Measurements”.

In October 2025, we issued the 2025 Placement Warrants as described in Note 8, “Stockholders’ Equity” to purchase 1,317,771 shares of common stock. The 2025 Placement Warrants have an exercise price of $6.64 per share, subject to customary anti-dilution adjustments, and are exercisable until the date that is the first to occur of (i) thirty (30) days following the public announcement by the Company of the top-line results from the Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer or (ii) October 10, 2028.

In October 2025, we issued warrants (the “2025 Warrants”) to purchase of 4,600,587 shares of common stock at an exercise price of $6.64 per share, subject to customary antidilution adjustments, of which: (i) 2,502,151 were issued to holders of the 2025 Notes as partial consideration for the exchange of the 2025 Notes, (ii) 1,882,530 were issued to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations” to pay various fees incurred in connection with the debt modifications that occurred in October 2025, and (iii) 215,906 were issued to a financial advisor in connection with the debt modifications that occurred in October 2025. The 2025 Warrants are exercisable through October 10, 2030.

In October 2025, we issued warrants (the “Pre-Funded Warrants”) to purchase of 2,913,136 shares of common stock at an exercise price of $0.0001 per share to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations”, of which: (i) 1,404,087 Pre-Funded Warrants were issued in lieu of common stock and as partial consideration for the exchange of the 2025 Notes, (ii) 552,164 Pre-Funded Warrants were issued in lieu of common stock and as partial consideration for the exchange the 2029 Notes, and (iii) 956,885 Pre-Funded Warrants were issued in lieu of common stock to pay various fees incurred in connection with the debt modifications that occurred in October 2025.

The 2025 Placement Warrants, 2025 Warrants, and Pre-Funded Warrants met the criteria for equity classification and were recorded to additional paid-in capital within stockholders’ deficit. Additionally, we may not effect the exercise of any 2025 Placement Warrants, 2025 Warrants, or Pre-Funded Warrants, and a holder will not be entitled to exercise any portion of these warrants, which, upon giving effect to such exercise, would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of our common stock outstanding on the date of receipt.

The following is a summary of activity related to our common stock warrants:

	2022 Warrants	2023 Warrants	2024 Warrants	2025 Placement Warrants	2025 Warrants	Pre-Funded Warrants	Total
Outstanding as of December 31, 2023	635,703	16,667	—	—	—	—	652,370
Issued	—	—	3,051,750	—	—	—	3,051,750
Outstanding as of December 31, 2024	635,703	16,667	3,051,750	—	—	—	3,704,120
Issued	—	—	—	1,317,771	4,600,587	2,913,136	8,831,494
Exercised	—	—	—	—	—	(2,298,756)	(2,298,756)
Outstanding as of December 31, 2025	635,703	16,667	3,051,750	1,317,771	4,600,587	614,380	10,236,858
Current exercise price	$95.37	$6.64	$6.64	$6.64	$6.64	$—

12. Extinguishment Accounting

We accounted for the exchange of the 2025 Notes for the 2029 Notes and 2024 Warrants in May 2024 as a debt extinguishment because the terms of the 2029 Notes are substantially different from the terms of the 2025 Notes. To record the extinguishment, we de-recognized the carrying value of the 2025 Notes that were exchanged, including accrued interest and unamortized debt issuance costs and recognized the 2029 Notes and 2024 Warrants received by the holders of the 2025 Notes at their initial fair values. The initial fair value of the 2029 Notes was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The initial fair value of the 2024 Warrants was estimated using the methodology described in Note 6, “Fair Value Measurements”. The above activity resulted in the recognition of a $44.7 million gain on extinguishment of debt in 2024.

We accounted for the exchange of the 2025 Notes for common shares, Pre-Funded Warrants, and 2025 Warrants in October 2025 as a debt extinguishment because the equity received by the 2025 Note holders was substantially different from the 2025 Notes that were settled. We de-recognized the carrying value of the 2025 Notes that were exchanged, including accrued interest and unamortized debt issuance costs, and recognized the common shares, Pre-Funded Warrants, and 2025 Warrants the 2025 Note holders received at their initial fair values. We recorded the difference of the above items as a loss on extinguishment as shown in the following table:

Amount
Extinguishment of 2025 Notes, accrued interest, and unamortized debt issuance costs	$(24,610)
Issuance of common shares at fair value	14,051
Issuance of Pre-Funded Warrants at fair value	8,102
Issuance of 2025 Warrants at fair value	10,384
Loss on extinguishment of the 2025 Notes	$7,927

The debt modifications with the holders of the 2029 Notes that occurred in October 2025 as described in Note 10, “Long-Term Obligations” and Note 11, “Common Share Warrants” involved: (i) the exchange of the 2029 Notes for New 2029 Notes, (ii) modifications to the Term Loan, (iii) modifications to the deferred royalty obligation, (iv) a reduction to the exercise price of the 2023 Warrants and 2024 Warrants, (v) the issuance of common shares, Pre-Funded Warrants, and 2025 Warrants, (vi) the issuance of 2028 Notes, and (vii) the receipt of cash related to the additional $12.5 million borrowing under the Amended Term Loan and the issuance of the 2028 Notes. We performed an analysis by holder to determine the difference between the discounted cash flows under the modifications and issuances described above and the discounted cash flows under the 2029 Notes, Term Loan, and deferred royalty obligation immediately prior to these modifications and issuances. Extinguishment accounting was applied to all affected financial instruments held by any holder (the “Extinguishment Holders”) whose total difference in discounted cash flows was greater than 10%.

To calculate the loss on extinguishment for the Extinguishment Holders, we: (i) de-recognized the carrying value of the 2029 Notes and Term Loan held by the Extinguishment Holders including the accrued interest, unamortized debt issuance costs and discounts, and embedded derivative, (ii) recognized the New 2029 Notes, Amended Term Loan, and 2028 Notes held by the Extinguishment Holders at their initial fair values, (iii) recognized the receipt of cash from the Extinguishment Holders, and (iv) recognized the common shares, Pre-Funded Warrants, and 2025 Warrants issued to the Extinguishment Holders at their initial fair values. The calculation of the loss on extinguishment for the Extinguishment Holders is shown in the following table:

Amount
Extinguishment of 2029 Notes, accrued interest, and unamortized debt issuance costs	$(67,737)
Recognition of New 2029 Notes at fair value	84,400
Extinguishment of Term Loan, accrued interest, and unamortized debt issuance costs	(85,281)
Recognition of Amended Term Loan at fair value	99,060
Recognition of 2028 Notes at fair value	19,021
Recognition of cash received under 2028 Notes and Amended Term Loan	(24,766)
Issuance of common shares at fair value	14,393
Issuance of Pre-Funded Warrants at fair value	8,707
Issuance of 2025 Warrants at fair value	6,641
Loss on extinguishment for the Extinguishment Holders	$54,438

For the loss on extinguishment for the Extinguishment Holders, the initial fair value of the New 2029 Notes and 2028 Notes was estimated using a risk-neutral convertible bond model implemented using a binomial lattice which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread. The carrying amount of the Amended Term Loan approximates fair value due to the variable interest rate.

For both the loss on extinguishment for the Extinguishment Holders, and the loss on extinguishment of the 2025 Notes, the initial fair value of the common shares and Pre-Funded Warrants is equal to the closing market price per share of our common stock on the Nasdaq Global Select Market on October 7, 2025 and the initial fair value of the 2025 Warrants was estimated using the Black-Scholes option-pricing model which incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the warrants will be exercised.

13. Commitments and Contingencies

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

We are party to an operating lease where we currently lease a total of 52,224 square feet of office space in Newton, Massachusetts (the “Newton, MA Lease”) which expires on September 30, 2030. The Newton, MA Lease contains a renewal option for an additional five years which was not included in the lease term as its exercise is not reasonably certain. Pursuant to the Newton, MA Lease, we have provided a security deposit in the form of a cash-collateralized letter of credit in the amount of $0.3 million, which is classified within long-term restricted cash on the consolidated balance sheets.

The Newton, MA Lease provides for increases in future minimum annual rental payments, as defined in the lease agreement. The operating lease expense for the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $2.8 million, and $2.8 million, respectively. Variable lease costs pertain to reimbursement of certain landlord expenses and were immaterial for each of the years ended December 31, 2025, 2024 and 2023.

In addition, we are party to certain short-term leases having a term of twelve months or less at the commencement date. We recognize short-term lease expense on a straight-line basis and do not record a related right-of use asset or lease liability for such leases. These costs were immaterial for the years ended December 31, 2025, 2024 and 2023.

We review the carrying values of our lease assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We have not recorded an impairment in any period since inception.

Lease Commitments

As of December 31, 2025, future minimum lease payments under non-cancellable operating lease agreements for which we have recognized operating lease right-of-use assets and liabilities are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2026	$1,880
2027	1,932
2028	1,985
2029	2,037
2030	1,557
Total minimum lease payments	9,391
Less: present value adjustment	(2,679)
Operating lease liabilities	$6,712

As of December 31, 2025, the remaining lease term on the Newton, MA Lease was 4.8 years and the discount rate used to calculate the operating lease liability was 14.5%.

Litigation

From time to time we may face legal claims or actions in the normal course of business. There are no outstanding legal claims or material actions as of December 31, 2025.

14. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Research and development costs	$28,166	$26,711
Product rebates, discounts, reserves, and royalties	16,996	13,397
Interest	10,344	1,857
Compensation and employee-related costs	4,379	13,915
Other	4,613	4,772
Total accrued expenses	$64,498	$60,652

15. Property and Equipment, Net

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

		As of December 31,
	Estimated Useful Life (In Years)	2025	2024
Laboratory equipment	4	$972	$972
Furniture and fixtures	5	654	654
Office and computer equipment	3	587	587
Leasehold improvements	Lesser of useful life or lease term	3,401	4,878
Total property and equipment		5,614	7,091
Less accumulated depreciation and amortization		(5,510)	(6,691)
Total property and equipment, net		$104	$400

16. 401(k) Plan

We have a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum and the Company provides a match up to 4% of components of employee compensation. We contributed a match of $2.3 million, $2.5 million, and $3.7 million to the 401(k) Plan for the years ended December 31, 2025, 2024 and 2023, respectively.

17. Income Taxes

We recorded an income tax provision of less than $0.1 million in each of the years ended December 31, 2025 and 2024 and $0.3 million for the year ended December 31, 2023. Our current income tax provision consists of state income tax due from our KSC entity through its dissolution in October 2024, as well as foreign income taxes due from our German and Israel subsidiaries, both of which operate on a cost-plus profit margin. We did not have a deferred income tax provision for the years ended December 31, 2025, 2024 and 2023.

The components of income (loss) before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Foreign	$(3,613)	$80	$247
U.S.	(192,383)	(76,445)	(143,023)
Total	$(195,996)	$(76,365)	$(142,776)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of our deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
U.S. and state net operating loss carryforwards	$178,469	$189,335
Research and development credits	—	117,607
Fixed assets and intangible assets	21,504	23,657
Stock-based compensation	2,831	5,365
Accruals and other temporary differences	6,808	8,592
Interest Expense - Sec 163(j)	14,113	7,234
Lease liability	1,651	1,752
Deferred royalty obligation	20,519	18,439
Capitalized research and development	63,118	64,919
Deferred royalty embedded derivative	10,252	6,437
Debt restructuring	—	3,522
Unicap - Sec 263A	2,572	1,227
Valuation allowance	(312,798)	(446,646)
Total deferred tax assets	9,039	1,440
Deferred tax liabilities:
Convertible debt amortization	(7,920)	—
Right-of-use asset	(1,119)	(1,440)
Total deferred tax liabilities	(9,039)	(1,440)
Net deferred tax assets	$—	$—

Federal tax law requires taxpayers to capitalize and amortize research and development expenditures under section 174 (“174 R&D Expenditures”) incurred after December 31, 2021. From January 1, 2022 to December 31, 2024, the Company capitalized all 174 R&D Expenditures and amortized: 1) 174 R&D Expenditures performed in the U.S. over five years; and 2) 174 R&D Expenditures performed outside the U.S. over 15 years. In July 2025, federal tax law was changed to allow the immediate expensing of 174 R&D Expenditures performed in the U.S. after January 1, 2025. Beginning with the year ended December 31 2025, the Company will: 1) continue to amortize all 174 R&D Expenditures that were capitalized between January 1, 2022 and December 31, 2024 as described above; 2) continue to capitalize and amortize over 15 years all 174 R&D Expenditures performed outside the U.S after January 1, 2025; and 3) immediately expense all 174 R&D Expenditures performed in the U.S. after January 1, 2025. 174 R&D Expenditures of $50.7 million, $120.7 million, and $135.9 million were capitalized during the years ended December 31, 2025, 2024, and 2023, respectively.

On May 13, 2024, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) 2024 Warrants to purchase up to 3,051,750 shares of our common stock, as described in further detail in Note 10, “Long-Term Obligations”, Note 11, “Common Share Warrants” and Note 12, “Extinguishment Accounting”. This created $93.2 million of taxable income related to the cancellation of debt, which was fully offset by our net operating loss carryforwards.

In October 2025, we executed a series of transactions described in further detail in Note 10, “Long-Term Obligations”, Note 11, “Common Share Warrants” and Note 12, “Extinguishment Accounting” which created a $12.9 million tax deduction.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2025 and 2024. The valuation allowance decreased by approximately $133.8 million during the year ended December 31, 2025 primarily due to the write-off of certain net operating loss carryforwards and tax credit carryforwards due to limitations resulting from certain cumulative changes in the ownership interest of significant shareholders which occurred during the year ended December 31, 2025.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Year Ended December 31,
	2025
	Amount	Percent
Federal income tax at statutory rate	$(41,159)	21.0%
Foreign tax effects	840	(0.4)%
Research and development credit	27,248	(13.9)%
Orphan drug credit	80,043	(40.8)%
Change in valuation allowance	(105,190)	53.7%
Net operating losses limited under section 382	16,493	(8.4)%
Non-deductible items: stock-based compensation	5,083	(2.6)%
Non-deductible items: debt restructuring	16,842	(8.6)%
Other	(157)	0.1%
Income tax provision at effective rate	$43	0.1%

	For the Years Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.9%	4.0%
Permanent differences	(4.6)%	(1.0)%
Research and development credit	10.5%	7.3%
Change in valuation allowance	(45.6)%	(22.9)%
Stock-based compensation and 162(m) adjustment	(5.3)%	(5.0)%
Provision to return adjustments	0.2%	(2.8)%
Embedded derivative and warrant liabilities	16.6%	—%
Other	3.0%	(0.8)%
Effective income tax rate	(0.3)%	(0.2)%

As of December 31, 2025, 2024 and 2023, we had U.S. federal net operating loss carryforwards of approximately $770.3 million, $728.1 million and $768.5 million, respectively, which may be able to offset future income tax liabilities. Of the $770.3 million carryforward as of December 31, 2025, $595.8 million of the carryforward has an indefinite life and $174.5 million will expire at various dates through 2037. As of December 31, 2025, 2024 and 2023, we had U.S. state net operating loss carryforwards of approximately $349.9 million, $645.2 million and $655.7 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates through 2045. As of December 31, 2025, 2024 and 2023, we did not have any foreign net operating loss carryforwards to offset future foreign income tax liabilities.

As of December 31, 2024 and 2023, we had federal research and development and orphan drug tax credit carryforwards of approximately $107.3 million and $99.3 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2045. As of December 31, 2024 and 2023, we had state research and development tax credit carryforwards of approximately $13.1 million and $11.9 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2040. We did not have any of these federal or state tax credit carryforwards as of December 31, 2025 due to limitations resulting from certain cumulative changes in the ownership interest of significant shareholders which occurred during the year ended December 31, 2025.

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

We will recognize interest and penalties related to uncertain tax positions in the income tax provision. As of December 31, 2025, 2024 and 2023, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We or one of our subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. Our federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2022 through December 31, 2025. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 12, 2025)

3.2

Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 2, 2022)

4.1

Indenture (including form of Note) with respect to the Registrant’s 9.00% convertible senior notes due 2028, dated October 10, 2025, between the Registrant, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

4.2

Indenture (including form of Note) with respect to the Registrant’s 9.00% Convertible Senior Notes due 2029, dated October 10, 2025, between the Registrant, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)
4.6

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

4.7

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

4.8

Common Stock Purchase Warrant, dated August 1, 2023, issued to Healthcare Royalty Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

4.9	Description of Securities Registered under Section 12 of the Exchange Act
10.1*

2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.2*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 28, 2013)

10.3*

Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.4*

Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.5*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted August 25, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 2, 2020)

10.6*

Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan adopted January 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.7*	2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 8, 2022)
10.8*

Amendment No. 1 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.9*

Amendment No. 2 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 19, 2024)

10.10*

Amendment No. 3 to the 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 14, 2025)

10.11*

Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.12*

Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2022)

10.13*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.14*

Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on February 15, 2023)

10.15*

Form of Nonstatutory Stock Option Agreement for Inducement Grants adopted August 25, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No.001-36167) filed with the Commission on November 2, 2020)

10.16*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)
10.17*

Amendment No. 1 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 (File No. 333-265386) filed with the Commission on June 3, 2022)

10.18*

Amendment No. 2 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.19*

Amendment No. 3 to the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-282994) filed with the Commission on November 5, 2024)

10.20*

Form of Stock Option Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.21*

Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on March 1, 2022)

10.22*

Form of Restricted Stock Unit Agreement (Time Vested) under the 2022 Inducement Stock Incentive Plan adopted February 9, 2023 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 17, 2023)

10.23*

Amended & Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 11, 2023)

10.24*

Amendment No. 1 to the Amended & Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the Commission on April 19, 2024)

10.25*	Karyopharm Therapeutics Inc. Annual Bonus Plan
10.26*

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191584) filed with the Commission on October 4, 2013)

10.27*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 12, 2025)
10.28*	Cash and Equity Retention Letter dated October 15, 2025, between the Registrant and Lori Macomber

10.29*

Offer Letter, dated December 19, 2024, between the Registrant and Lori Macomber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on January 2, 2025)

10.30*

Promotion Letter, dated as of August 5, 2022, between the Registrant and Stuart Poulton (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.31*

Offer Letter, dated as of January 13, 2022, between the Registrant and Stuart Poulton (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.32*	Cash and Equity Retention Letter dated October 15, 2025, between the Registrant and Sohanya Cheng
10.33*

Promotion Letter, dated as of December 31, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.34*

Offer Letter, dated as of June 1, 2021, between the Registrant and Sohanya Cheng (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.35*	Cash and Equity Retention Letter dated October 15, 2025, between the Registrant and Richard Paulson
10.36*

Offer Letter, dated as of April 28, 2021, between the Registrant and Richard Paulson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 3, 2021)

10.37*	Cash Retention Letter dated October 15, 2025, between the Registrant and Reshma Rangwala
10.38*

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

License Agreement, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.48**

Amendment to License Agreement, dated May 1, 2020, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 4, 2020)

10.49

Parent Company Guarantee, dated May 23, 2018, by and between the Registrant and Antengene Therapeutics Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 7, 2018)

10.50

Side Letter Amendment to License Agreement, dated June 30, 2025, by and between Antengene Therapeutics Limited and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 11, 2025)

10.51**

License Agreement, dated as of December 17, 2021, between the Registrant and Berlin-Chemie AG (Menarini Group) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (file No. 001-36167) filed with the Commission on March 1, 2022)

10.52

Amendment No. 1 to License Agreement, dated May 19, 2022, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.53

Amendment No. 2 to License Agreement, dated March 14, 2023, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 4, 2023)

10.54

Amendment No. 3 to License Agreement, dated March 4, 2025, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on May 12, 2025)

10.55

Amendment No. 4 to License Agreement, dated August 7, 2025, by and between the Registrant and Berlin-Chemie AG (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 3, 2025)

10.56**

Revenue Interest Financing Agreement, dated September 14, 2019, between the Registrant and HealthCare Royalty Partners III, L.P. and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 4, 2019)

10.57

Omnibus Amendment to Transaction Documents, dated as of June 23, 2021, by and among the Registrant, Karyopharm Europe GmbH, Karyopharm Therapeutics (Bermuda) Ltd., HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on June 24, 2021)

10.58**

Second Amendment to Revenue Interest Financing Agreement, dated as of August 1, 2023, by and among the Registrant, Karyopharm Europe GmbH, HealthCare Royalty Partners III, L.P., HealthCare Royalty Partners IV, L.P., HCRP Overflow Fund, L.P., HCR Stafford Fund, L.P., HCR Canary Fund, L.P., HCR Potomac Fund, L.P., HCR Molag Fund, L.P., HealthCare Royalty Management, LLC and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on August 2, 2023)

10.59

Second Omnibus Amendment to Transaction Documents, dated May 8, 2024, between the Registrant, the investors party thereto, HealthCare Royalty Management, LLC, HCR Collateral Management LLC, and HCR Karyopharm SPV, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.60

Third Amendment to Revenue Interest Financing Agreement, dated as of August 14, 2025 by and among Karyopharm Therapeutics Inc., Healthcare Royalty Partners III, L.P., Healthcare Royalty Partners IV, L.P., HCRX Investments Holdco, LLC, HCR Canary Fund, L.P., HCR Molag Fund, L.P., Healthcare Royalty Management, LLC and HCR Karyopharm SPV, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 3, 2025)

10.61

Fourth Amendment to Revenue Interest Financing Agreement, dated as of August 27, 2025 by and among Karyopharm Therapeutics Inc., Healthcare Royalty Partners III, L.P., Healthcare Royalty Partners IV, L.P., HCRX Investments Holdco, LLC, HCR Canary Fund, L.P., HCR Molag Fund, L.P., Healthcare Royalty Management, LLC and HCR Karyopharm SPV, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36167) filed with the Commission on November 3, 2025)

10.62

Sixth Amendment to the Revenue Interest Financing Agreement, dated October 7, 2025, by and among the Registrant and the investors party thereto, HealthCare Royalty Management, LLC as the investor representative, and HCR Karyopharm SPV, LLC, as the collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

10.63

Form of Registration Rights Agreement, dated October 10, 2025, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

10.64

Registration Rights Agreement, dated October 7, 2025, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

10.65

Registration Rights Agreement, dated December 5, 2022 by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on December 5, 2022)

10.66

Credit Agreement, dated as of May 8, 2024, between the Registrant, the guarantors party thereto, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

10.67

First Amendment and Waiver to Credit and Guaranty Agreement, dated October 7, 2025, by and among the Registrant, as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders party thereto and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on October 14, 2025)

10.68

Form of Registration Rights Agreement, dated May 13, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the Commission on May 14, 2024)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36167) filed with the Commission on February 19, 2025)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (Independent registered public accounting firm for the Registrant)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date: February 12, 2026	KARYOPHARM THERAPEUTICS INC.

	By:	/s/ Richard Paulson
Richard Paulson President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Paulson	President and Chief Executive Officer and Director	February 12, 2026
Richard Paulson	(Principal Executive Officer)

/s/ Lori Macomber Lori Macomber	Executive Vice President, Chief Financial Officer and Treasurer	February 12, 2026
(Principal Financial Officer)

/s/ Kristin Abate	Vice President, Chief Accounting Officer and Assistant Treasurer	February 12, 2026
Kristin Abate	(Principal Accounting Officer)

/s/ Garen G. Bohlin	Director	February 12, 2026
Garen G. Bohlin

/s/ Barry E. Greene	Director	February 12, 2026
Barry E. Greene

/s/ Christy J. Oliger	Director	February 12, 2026
Christy J. Oliger

/s/ Deepika R. Pakianathan	Director	February 12, 2026
Deepika R. Pakianathan, Ph.D.

/s/ Chen Schor	Director	February 12, 2026
Chen Schor

/s/ Zhen Su	Director	February 12, 2026

Zhen Su, M.D.