Form 10-Q
period 2026-03-31
Karyopharm Therapeutics Inc.
filed 2026-05-14
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 22,662,943 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$90,850	$60,540
Investments	—	3,204
Accounts receivable, net	23,357	26,178
Inventory	3,599	4,038
Prepaid expenses and other current assets	8,527	9,186
Total current assets	126,333	103,146
Property and equipment, net	91	104
Operating lease right-of-use assets	4,409	4,548
Restricted cash	317	351
Other assets	267	267
Total assets	$131,417	$108,416
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,279	$4,003
Accrued expenses	76,303	64,498
Senior secured term loan	32,232	21,010
Operating lease liabilities	1,018	969
Other current liabilities	3,470	1,580
Total current liabilities	117,302	92,060
Convertible senior notes due 2029	86,252	89,973
Convertible senior notes due 2028	17,659	21,117
Senior secured term loan, net of current portion	88,245	94,795
Deferred royalty obligation	72,338	72,338
Common stock warrants	9,521	14,221
Operating lease liabilities, net of current portion	5,468	5,743
Other liabilities	278	11,095
Total liabilities	397,063	401,342
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 106,000 shares authorized; 22,544 and 18,311 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	1,516,188	1,466,488
Accumulated other comprehensive income	43	71
Accumulated deficit	(1,781,891)	(1,759,499)
Total stockholders’ deficit	(265,646)	(292,926)
Total liabilities and stockholders’ deficit	$131,417	$108,416

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue, net	$29,163	$21,054
License and other revenue	5,903	8,961
Total revenue	35,066	30,015
Operating expenses:
Cost of sales	1,345	1,301
Research and development	33,797	34,618
Selling, general and administrative	26,684	27,352
Total operating expenses	61,826	63,271
Loss from operations	(26,760)	(33,256)
Other income (expense):
Interest income	511	1,000
Interest expense	(12,553)	(10,994)
Other income, net	16,411	19,824
Total other income, net	4,369	9,830
Loss before income taxes	(22,391)	(23,426)
Income tax provision	(1)	(36)
Net loss	$(22,392)	$(23,462)
Basic net loss per share	$(1.02)	$(2.77)
Diluted net loss per share	$(1.24)	$(2.77)
Weighted-average number of common shares outstanding used to compute basic net loss per share	22,014	8,470
Weighted-average number of common shares outstanding used to compute diluted net loss per share	24,715	8,470

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(22,392)	$(23,462)
Other comprehensive (loss) income
Unrealized loss on investments	(3)	(26)
Foreign currency translation adjustment	(25)	61
Comprehensive loss	$(22,420)	$(23,427)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(22,392)	$(23,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,007	3,560
Depreciation	12	78
Amortization of debt issuance costs and discounts	2,362	2,573
Interest expense added to debt principal	6,911	—
Net amortization of premiums and discounts on investments	2	(236)
Change in fair value of embedded derivatives and common stock warrants	(16,481)	(19,972)
Changes in operating assets and liabilities:
Accounts receivable, net	2,821	(4,477)
Inventory	439	(30)
Prepaid expenses and other assets	659	1,960
Operating lease right-of-use assets	139	407
Accounts payable	276	765
Accrued expenses and other liabilities	(257)	(412)
Operating lease liabilities	(226)	262
Net cash used in operating activities	(22,728)	(38,984)
Investing activities
Proceeds from maturities of investments	3,200	15,288
Net cash provided by investing activities	3,200	15,288
Financing activities
Proceeds from issuance of common stock under Open Market Sale Agreement	20,233	—
Proceeds from issuance of common stock and warrants in private placement offering	30,000	—
Payment of equity issuance costs	(431)	—
Net cash provided by financing activities	49,802	—
Effect of exchange rates on cash, cash equivalents and restricted cash	2	5
Net increase (decrease) in cash, cash equivalents and restricted cash	30,276	(23,691)
Cash, cash equivalents and restricted cash at beginning of period	60,891	62,814
Cash, cash equivalents and restricted cash at end of period	$91,167	$39,123
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$90,850	$38,783
Long-term restricted cash	317	340
Total cash, cash equivalents and restricted cash	$91,167	$39,123
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$—	$2,122
Cash paid for interest on convertible debt and term loan	$—	$5,135
Equity issuance costs included in accounts payable and accrued expenses	$1,508	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$467	$—
Debt issued for interest payments	$6,911	$—

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2025	18,311	$14	$1,466,488	$71	$(1,759,499)	$(292,926)
Vesting of restricted stock	209	—	—	—	—	—
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	2,994	—	19,827	—	—	19,827
Issuance of common stock and warrants in private placement offering, net of issuance costs	1,030	—	26,866	—	—	26,866
Stock-based compensation	—	—	3,007	—	—	3,007
Unrealized loss on investments	—	—	—	(3)	—	(3)
Foreign currency cumulative translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(22,392)	(22,392)
Balance as of March 31, 2026	22,544	$14	$1,516,188	$43	$(1,781,891)	$(265,646)

Balance as of December 31, 2024	8,413	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)
Vesting of restricted stock	155	—	—	—	—	—
Stock-based compensation	—	—	3,560	—	—	3,560
Unrealized loss on investments	—	—	—	(26)	—	(26)
Foreign currency cumulative translation adjustment	—	—	—	61	—	61
Net loss	—	—	—	—	(23,462)	(23,462)
Balance as of March 31, 2025	8,568	$13	$1,381,346	$(321)	$(1,586,922)	$(205,884)

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

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed in the U.S. for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; and (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approvals in various indications in more than 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Liquidity, Capital Resources and Going Concern

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of March 31, 2026, we had $90.9 million of cash and cash equivalents and an accumulated deficit of $1.8 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding or enter into other strategic alternatives and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. However, there is no assurance that these efforts will result in additional funding, strategic alliances or licensing arrangements or sufficiently address our ability to continue as a going concern.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We have and may determine to take additional actions to reduce our spending in the near term, including reductions to our workforce. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 13, 2026 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements as of March 31, 2026 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

	For the Three Months Ended March 31,
	2026	2025
Revenue from external customers	$35,066	$30,015
Cost of sales (1)	(1,319)	(1,255)
Research and development expenses (2)	(34,016)	(35,564)
Commercial expenses (2)	(11,419)	(12,484)
General and administrative expenses (2)	(12,065)	(10,408)
Other segment income (3)	1,361	6,234
Net loss of our single operating segment	$(22,392)	$(23,462)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other income, net and income tax provision on the condensed consolidated statements of operations and stock-based compensation expense

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Gross product revenue	$37,307	$38,297
Provisions for product revenue	(8,144)	(17,243)
Total product revenue, net	$29,163	$21,054

As of March 31, 2026 and December 31, 2025, net product revenue of $19.6 million and $22.7 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of March 31, 2026 and December 31, 2025.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of March 31, 2026	As of December 31, 2025
Raw materials	$628	$628
Work in process	2,707	2,980
Finished goods	264	430
Total inventory	$3,599	$4,038

4. License Agreements

In prior periods, we entered into license agreements with Berlin-Chemie AG, an affiliate of the Menarini Group (“Menarini”), and Antengene Therapeutics Limited (“Antengene”), both of which are accounted for within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers. For further details on the terms and accounting treatment considerations for these contracts, please refer to Note 5, “License Agreements,” to our consolidated financial statements contained in Item 8 of our Annual Report.

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Menarini	$1,828	$8,196
Antengene	499	652
Other	3,576	113
Total license and other revenue	$5,903	$8,961

During the three months ended March 31, 2026, we recognized $1.4 million of royalty revenue from Menarini, $0.5 million of royalty revenue from Antengene, and $3.5 million of milestone revenue under a licensing agreement with a privately-held biotech company related to the research, development and commercialization of verdinexor for the treatment of cancer in certain animals.

During the three months ended March 31, 2025, we recognized $7.0 million of revenue for the reimbursement of development-related expenses, $0.9 million of royalty revenue from Menarini, and $0.6 million of royalty revenue from Antengene.

License and other revenue of $3.8 million and $3.5 million were included in accounts receivable as of March 31, 2026 and December 31, 2025, respectively.

5. Fair Value Measurements

Cash, cash equivalents, and restricted cash are presented at fair value as of March 31, 2026 and December 31, 2025. Other financial instruments, including accounts receivable, net, other current assets, other assets, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of March 31, 2026 and December 31, 2025 due to their short-term nature.

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

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$65,746	$65,746	$—	$—
U.S. government and agency securities	7,409	—	7,409	—
	$73,155	$65,746	$7,409	$—

	As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$37,224	$37,224	$—	$—
U.S. government and agency securities	7,306	—	7,306	—
Investments:
Corporate debt securities	3,204	—	3,204	—
	$47,734	$37,224	$10,510	$—

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

(1)
The embedded derivative liabilities (the “Convertible Notes Derivatives”) associated with the 9.00% senior secured convertible notes due 2029 (the “New 2029 Notes”) and 9.00% senior secured convertible notes due 2028 (the “2028 Notes”) are included as components of these debt instruments on our condensed consolidated balance sheets. The valuation method for the Convertible Notes Derivatives incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) our estimated credit spread.
(2)
The warrants to purchase up to 3,068,417 shares of our common stock issued in May 2024 (the “2024 Warrants”) are classified as a long-term liability on our condensed consolidated balance sheets. The warrants to purchase up to 4,421,518 shares of our common stock issued in March 2026 (the “2026 Warrants”) are classified as a current liability on our condensed consolidated balance sheets. The 2024 Warrants and 2026 Warrants are collectively referred to as the “Liability Classified Warrants”. The valuation method for the Liability Classified Warrants incorporates certain unobservable Level 3 key inputs including: (i) the volatility of our common stock price and (ii) an estimate of when the 2024 Warrants will be exercised based on an option pricing model.

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	Convertible Notes Derivatives	Liability Classified Warrants
Balance as of December 31, 2025	$27,455	$14,221
Initial recognition	—	1,601
Change in fair value	(11,781)	(4,700)
Balance as of March 31, 2026	$15,674	$11,122

6. Investments

We did not have any investments in debt securities as of March 31, 2026. The following table summarizes our investments in debt securities, classified as available-for-sale (in thousands) as of December 31, 2025:

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

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligation for our 3.00% unsecured convertible senior notes due 2025 (the “2025 Notes”) and 6.00% senior secured convertible notes due 2029 (the “2029 Notes”) when outstanding, were potentially settleable in common shares. No 2025 Notes or 2029 Notes were outstanding during the three months ended March 31, 2026. The 2025 Notes and 2029 Notes did not impact the calculation of dilutive loss per common share during the three months ended March 31, 2025 because they were anti-dilutive in that period.

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligation for our New 2029 Notes and 2028 Notes can potentially be settled in common shares. The New 2029 Notes did not impact the calculation of dilutive loss per common share during the three months ended March 31, 2026 because they were anti-dilutive in that period. See the table below for the impact of the 2028 Notes on dilutive loss per common share during the three months ended March 31, 2026. No 2028 Notes or New 2029 Notes were outstanding during the three months ended March 31, 2025.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase common shares were outstanding as of March 31, 2026 and 2025. All outstanding warrants, except pre-funded warrants, are not included in the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses. The 2024 Warrants did not impact the calculation of dilutive loss per common share during the three months ended March 31, 2025 because they were anti-dilutive in that period. See the table below for the impact of the 2024 Warrants on dilutive loss per common share during the three months ended March 31, 2026. All other warrants, except pre-funded warrants, did not impact the calculation of dilutive loss per common share during the three months ended March 31, 2026 and 2025 because they either did not exist or were anti-dilutive during these periods. Pre-funded warrants are included in the calculation of basic and diluted net loss per share due to their de-minimis exercise price.

The following is a reconciliation of the numerator and denominator used to calculate diluted net loss per common share (in thousands except per share amounts):

For the Three Months Ended March 31, 2026
Net loss	$(22,392)
Add back change in fair value of 2024 Warrants	(4,700)
Add back change in fair value of embedded derivatives on 2028 Notes	(4,083)
Add back interest expense on 2028 Notes	624
Numerator for diluted net loss per common share (A)	$(30,551)
Weighted-average number of common shares outstanding	22,014
Dilutive effect of 2024 Warrants using treasury stock method	396
Dilutive effect of 2028 Notes calculated using the if-converted method	2,305
Denominator for diluted net loss per common share (B)	24,715
Diluted net loss per common share (= A / B)	$(1.24)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2026	2025
Common shares deliverable upon conversion of 2025 Notes	—	103
Common shares deliverable upon conversion of 2029 Notes	—	3,436
Common shares deliverable upon conversion of New 2029 Notes	4,799	—
Outstanding common stock warrants, except pre-funded warrants	10,976	3,704
Outstanding stock options	477	506
Unvested restricted stock units	1,302	869

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cost of sales	$26	$46
Research and development	886	915
Selling, general and administrative	2,095	2,599
Total	$3,007	$3,560

9. Stockholders’ Equity

In February 2023, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the Shares in the Open Market Offering.

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

We sold an aggregate of 2,994,441 Shares under the Open Market Sale Agreement during the three months ended March 31, 2026, resulting in net proceeds of $19.8 million. We did not sell any Shares under the Open Market Sale Agreement during the three months ended March 31, 2025. As of March 31, 2026, $79.8 million of Shares were available for issuance and sale under the Open Market Sale Agreement.

On February 18, 2026, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our capital stock from 58,333,333 shares to 111,000,000 shares and the number of authorized shares of our common stock from 53,333,333 to 106,000,000 shares.

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. pursuant to which we issued and sold in a private placement: (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until 30 days following our public announcement of topline data results from our Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer and the pre-funded warrants do not expire. As of March 31, 2026, none of these warrants have been exercised.

10. Long-Term Obligations

2025 Notes

In October 2018, we issued $172.5 million aggregate principal amount of the 2025 Notes in a private offering which matured on October 15, 2025. In May 2024, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for: (i) $111.0 million aggregate principal amount of the 2029 Notes and (ii) 2024 Warrants to purchase up to 3,051,750 shares of our common stock. In October 2025, we exchanged $24.3 million aggregate principal amount of 2025 Notes for: (i) 2,435,146 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 1,404,087 shares of common stock, and (iii) common stock warrants to purchase an aggregate of 2,502,151 shares of common stock with an exercise price of $6.64 per share and an expiration date of October 10, 2030. We repaid $0.3 million principal amount of 2025 Notes at maturity on October 15, 2025, after which no 2025 Notes were outstanding.

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

In October 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement, under which we borrowed an additional $12.5 million. In February 2026, we entered into a Second Amendment to Credit and Guaranty Agreement (as amended, the “Amended Credit Agreement”) which became effective in March 2026. The senior secured term loan facility under the Amended Credit Agreement (the “Amended Term Loan”) matures in May 2028 and bears interest at a variable rate equal to the applicable secured overnight financing rate plus 10.25% for all interest incurred after June 30, 2025, subject to a floor of 3.00%.

Interest incurred on borrowings under the Amended Term Loan from July 1, 2025 to June 30, 2026 is payable in-kind. Interest incurred on borrowings under the Amended Term Loan after June 30, 2026 is payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

We are required to make quarterly principal payments under the Amended Term Loan on March 10, June 10, September 10, and December 10 of each year. The first principal payment is due on September 10, 2026 and will equal 12.50% of the aggregate principal amount of the Amended Term Loan. All subsequent principal payments will equal 6.25% of the aggregate principal amount of the Amended Term Loan, not including the effect of previous principal payments. The remaining principal is due when the Amended Term Loan matures on May 8, 2028. We are permitted to prepay the Amended Term Loan at any time, subject to a prepayment premium equal to 5% of the principal prepaid through May 8, 2027 (and 0% thereafter). Any principal that is prepaid, repaid pursuant to a mandatory prepayment, or accelerated must be accompanied by a fee equal to 3.00% of the principal amount so prepaid, repaid, or accelerated. In addition, we are required to repay the Amended Term Loan with proceeds from certain asset sales and condemnation events, subject, in some cases, to reinvestment rights.

All obligations under the Amended Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Amended Credit Agreement contains customary covenants, including a requirement to maintain a certain amount of cash, cash equivalents and investments at all times (the “Minimum Liquidity Covenant Amount”). The Minimum Liquidity Covenant Amount is the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, and after October 10, 2026, it will be $25.0 million. As of March 31, 2026, we were in compliance with the Minimum Liquidity Covenant Amount and all other covenants under the Amended Credit Agreement.

The Amended Credit Agreement contains restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of March 31, 2026, we were in compliance with these covenants. If certain events of default occur, the Amended Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority. Additionally, we have an obligation under the Amended Credit Agreement to appoint a candidate selected by the lenders under the Amended Term Loan to serve as a non-voting observer to our board of directors.

The outstanding balance of the Amended Term Loan consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Principal	$124,588	$120,398
Less: unamortized debt issuance costs	(4,111)	(4,593)
Total	$120,477	$115,805

We determined the expected life of the Amended Term Loan was equal to its term. The principal value of the Amended Term Loan approximates its fair value due to the variable interest rate. Total debt issuance costs related to the Amended Term Loan of $5.2 million are being amortized to interest expense through May 2028 using an effective interest rate of 16%.

The following table sets forth total interest expense recognized related to the Term Loan and Amended Term Loan (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Contractual interest expense	$4,190	$3,395
Amortization of debt issuance costs	482	594
Total interest expense	$4,672	$3,989

Future minimum payments on the Amended Term Loan as of March 31, 2026 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2026	$32,587
2027	45,132
2028	75,741
Total future minimum payments	153,460
Less: interest expense and unamortized debt issuance costs	(32,983)
Amended Term Loan	$120,477

2029 Notes, New 2029 Notes, and 2028 Notes

In May 2024, pursuant to privately negotiated agreements with certain holders of the 2025 Notes, we exchanged $148.0 million aggregate principal amount of the 2025 Notes for: (i) $111.0 million aggregate principal amount of 2029 Notes maturing on May 13, 2029 and (ii) 2024 Warrants to purchase up to 3,051,750 shares of our common stock. We also issued $5.0 million aggregate principal amount of 2029 Notes to HCRx in exchange for a $5.0 million reduction in our deferred royalty obligation. The 2029 Notes bore interest at a rate of 6.00% per year and were convertible into shares of our common stock at an initial conversion rate of 29.6296 shares per $1,000 principal amount, which is equivalent to a conversion price of $33.75 per share of common stock.

In October 2025, we entered into privately negotiated agreements with the holders of the 2029 Notes to exchange $101.0 million aggregate principal amount of the 2029 Notes for $103.5 million aggregate principal amount of newly issued New 2029 Notes maturing on May 13, 2029. We also exchanged $15.0 million aggregate principal amount of the 2029 Notes for: (i) 2,024,344 shares of common stock and (ii) pre-funded warrants to purchase an aggregate of 552,164 shares of common stock. After which no 2029 Notes were outstanding.

The New 2029 Notes are second-lien secured obligations of the Company and are convertible by the holders into shares of our common stock at an initial conversion rate of 44.4444 shares per $1,000 principal amount (the “New 2029 Notes Conversion Option”) which is equivalent to an initial conversion price of $22.50 per share and subject to customary anti-dilution adjustments. Holders of the New 2029 Notes may convert their New 2029 Notes at any time prior to the close of business on May 11, 2029. Upon conversion of the New 2029 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders.

In October 2025, we issued $15.0 million aggregate principal amount of the 2028 Notes for cash proceeds of $15.0 million. The 2028 Notes are senior secured second-lien obligations and are convertible by the holders into shares of our common stock at an initial conversion rate of 150.6024 shares per $1,000 principal amount of 2028 Notes (the “2028 Notes Conversion Option”) which is equivalent to an initial conversion price of $6.64 per share of common stock and subject to customary anti-dilution adjustments. Holders of the 2028 Notes may convert at any time prior to the close of business on October 13, 2028. Upon conversion of the 2028 Notes, we will deliver shares of our common stock plus cash in lieu of any fractional shares to the holders.

Both the New 2029 Notes and 2028 Notes bear interest at a rate of 9.00% per year. Interest on the New 2029 Notes and 2028 Notes incurred from October 10, 2025 to March 31, 2026 will be payable in-kind. Interest incurred after March 31, 2026 will be payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

On or after May 13, 2026 with respect to the New 2029 Notes or October 15, 2026 with respect to the 2028 Notes, we may redeem all or a portion of the New 2029 Notes or all of the 2028 Notes if the last reported sale price of our common stock equals or exceeds 130% with respect to the New 2029 Notes or 165% with respect to the 2028 Notes of the applicable conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period (the “New 2029 Notes and 2028 Notes Redemption

Options”). Upon redemption, we will: (1) make a cash payment equal to the principal amount of the notes to be redeemed and any accrued and unpaid interest, if any, up to but excluding the redemption date; and (2) deliver a number of shares of common stock equal to the aggregate value of all remaining interest payments on the amount to be redeemed from the redemption date through maturity divided by the market price per share of our common shares on the redemption date. The number of shares of common stock deliverable is subject to a cap of 85.1374 shares per $1,000 principal amount for the New 2029 Notes or 173.3102 shares per $1,000 principal amount for the 2028 Notes. In some cases, we will be required to make an offer to repurchase the New 2029 Notes or 2028 Notes at a 101% premium with proceeds from certain asset sales, subject, in some cases, to reinvestment rights.

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

No holder will be entitled to receive shares of our common stock in connection with the New 2029 Notes or 2028 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the New 2029 Notes or 2028 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of March 31, 2026, no New 2029 Notes or 2028 Notes have been converted into shares of common stock or pre-funded warrants.

In February 2026, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with: (i) all the lenders under the Amended Credit Agreement, (ii) all the holders of the New 2029 Notes and 2028 Notes, and (iii) the investor representative for the investors under our Revenue Interest Agreement, as defined below (collectively, the “Consenting Parties”). The Forbearance Agreement became effective in March 2026 and prevents the exercise of certain rights and remedies with respect to specified matters, including: (i) payment-related defaults through September 30, 2026 that would result from our non-payment of the interest due on June 30, 2026 for the New 2029 Notes and 2028 Notes and (ii) any defaults that result from a requirement under the indentures of the New 2029 Notes and 2028 Notes for us to have a Minimum Liquidity Covenant Amount greater than the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million through October 10, 2026, which effectively aligns the Minimum Liquidity Covenant Amount required under the New 2029 Notes and 2028 Notes with the Minimum Liquidity Covenant Amount required under the Amended Term Loan. The Forbearance Agreement does not constitute a waiver of any defaults or events of default, and the Consenting Parties reserve their rights and remedies, subject to the terms of the Forbearance Agreement.

All obligations under the New 2029 Notes and 2028 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Amended Term Loan. The 2028 Notes rank pari passu with the New 2029 Notes, senior to indebtedness under the Amended Revenue Interest Agreement (as defined below) and behind indebtedness under the Amended Credit Agreement with respect to distributions of proceeds of the enforcement of certain collateral. The New 2029 Notes and 2028 Notes contain covenants and events of default that are generally consistent with the Amended Term Loan. As of March 31, 2026, we were in compliance with these covenants.

We have determined that the New 2029 Notes Conversion Option, the 2028 Notes Conversion Option, and the New 2029 Notes and 2028 Notes Redemption Options are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. These derivatives are referred to as the Convertible Notes Derivatives in Note 5, “Fair Value Measurements” to our condensed consolidated financial statements.

The outstanding balance of the New 2029 Notes consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Principal	$107,974	$105,598
Less: unamortized debt issuance costs and discounts	(30,337)	(31,938)
Plus: fair value of embedded derivatives	8,615	16,313
Total	$86,252	$89,973

The outstanding balance of the 2028 Notes consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Principal	$15,648	$15,304
Less: unamortized debt issuance costs and discounts	(5,048)	(5,329)
Plus: fair value of embedded derivatives	7,059	11,142
Total	$17,659	$21,117

We determined the expected life of the New 2029 Notes and 2028 Notes is equal to their contractual terms. As of March 31, 2026, the “if-converted value” did not exceed the remaining principal amount for both the New 2029 Notes and 2028 Notes. The fair value of the New 2029 Notes and 2028 Notes are influenced by market interest rates, our stock price and stock price volatility, and have been classified as Level 3 within the fair value hierarchy as they use unobservable inputs. The estimated fair value of the New 2029 Notes and 2028 Notes as of March 31, 2026 was approximately $86.1 million and $18.9 million, respectively. The estimated fair value of the New 2029 Notes and 2028 Notes as of December 31, 2025 was approximately $92.7 million and $22.8 million, respectively.

Debt issuance costs and discounts related to the New 2029 Notes of $33.3 million are being amortized to interest expense over the term of the New 2029 Notes at an effective interest rate of 22%. The following table sets forth total interest expense recognized related to the 2029 Notes and New 2029 Notes (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Contractual interest expense	$2,376	$1,740
Amortization of debt issuance costs and discounts	1,600	1,946
Total interest expense	$3,976	$3,686

Debt issuance costs and discounts related to the 2028 Notes of $5.6 million are being amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 25%. We recognized interest expense of $0.6 million related to the 2028 Notes for the three months ended March 31, 2026, which included $0.3 million of contractual interest expense and $0.3 million of amortization.

Future minimum payments on the New 2029 Notes and 2028 Notes as of March 31, 2026 were as follows (in thousands):

Years ended December 31,	New 2029 Notes	2028 Notes
2026	$7,343	$1,064
2027	9,718	1,408
2028	9,718	16,763
2029	111,491	—
Total future minimum payments	138,270	19,235
Less: interest expense and unamortized debt issuance costs and discounts	(60,633)	(8,635)
Plus: fair value of embedded derivatives	8,615	7,059
Total	$86,252	$17,659

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

As of March 31, 2026, we have made $147.1 million in payments to HCRx. The effective interest rate as of March 31, 2026 was approximately 16%. We have incurred debt issuance costs totaling $2.8 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of both March 31, 2026 and December 31, 2025 was $72.3 million, which includes the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2026 and December 31, 2025 because the obligation is measured using our current estimates of future payments over the life of the arrangement, which are considered Level 3 inputs.

11. Common Share Warrants

In December 2022, we issued to certain institutional investors, in a private placement offering of securities, warrants to purchase up to 635,703 shares of common stock at an exercise price of $95.37 per share (the “2022 Warrants”). The 2022 Warrants are exercisable through December 7, 2027.

In connection with the exchange of the 2025 Notes for the 2029 Notes in May 2024 described in further detail in Note 10, “Long-Term Obligations”, we issued 2024 Warrants to purchase 3,068,417 shares of our common stock at an exercise price of $16.50 per share. In October 2025, we reduced the exercise price from $16.50 per share to $6.64 per share, subject to customary antidilution adjustments. The 2024 Warrants are exercisable through May 13, 2029. If the closing price of our common stock exceeds two times the then current exercise price of the warrants, which is currently equal to $33.00, for 20 trading days during any 30 consecutive trading day period, we can require the holder to exercise the 2024 Warrants. The 2024 Warrants were classified as a long-term liability in our condensed consolidated balance sheets because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements”.

In October 2025, we issued warrants (the “2025 Placement Warrants”) to purchase 1,317,771 shares of common stock. The 2025 Placement Warrants have an exercise price of $6.64 per share, subject to customary anti-dilution adjustments, and are exercisable until the date that is the first to occur of (i) thirty (30) days following the public announcement by the Company of the topline data results from the Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer or (ii) October 10, 2028.

In October 2025, we issued warrants (the “2025 Warrants”) to purchase 4,600,587 shares of common stock at an exercise price of $6.64 per share, subject to customary antidilution adjustments, of which: (i) 2,502,151 were issued to holders of the 2025 Notes as partial consideration for the exchange of the 2025 Notes, (ii) 1,882,530 were issued to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations” to pay various fees incurred in connection with the debt modifications that occurred in October 2025, and (iii) 215,906 were issued to a financial advisor in connection with the debt modifications that occurred in October 2025. The 2025 Warrants are exercisable through October 10, 2030.

In October 2025, we issued warrants (“Pre-Funded Warrants”) to purchase 2,913,136 shares of common stock at an exercise price of $0.0001 per share to certain holders of our long-term obligations described in Note 10, “Long-Term Obligations”, of which: (i) 1,404,087 Pre-Funded Warrants were issued in lieu of common stock and as partial consideration for the exchange of the 2025 Notes, (ii) 552,164 Pre-Funded Warrants were issued in lieu of common stock and as partial consideration for the exchange of the 2029 Notes, and (iii) 956,885 Pre-Funded Warrants were issued in lieu of common stock to pay various fees incurred in connection with the debt modifications that occurred in October 2025. The Pre-Funded Warrants do not expire.

In March 2026, we issued the 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share which are exercisable until thirty (30) days following the public announcement by the Company of the topline data results from the Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer. In March 2026, we also issued Pre-Funded Warrants to purchase up to 3,391,164 shares of common stock at an exercise price of $0.0001 per share which do not expire.

The 2025 Placement Warrants, 2025 Warrants, and Pre-Funded Warrants met the criteria for equity classification and were recorded to additional paid-in capital within stockholders’ deficit. The 2026 Warrants were classified as a current liability in our condensed consolidated balance sheets because they did not meet the criteria for equity classification and are measured at fair value at the end of each reporting period as further described in Note 5, “Fair Value Measurements”.

The 2024 Warrants, 2025 Placement Warrants, 2025 Warrants, 2026 Warrants, and Pre-Funded Warrants cannot be exercised if such an exercise results in the holder (together with its affiliates) to own more than 4.99% (for the 2024 Warrants, 2025 Placement Warrants, 2025 Warrants, and Pre-Funded Warrants issued in 2025) or 9.99% (for the 2026 Warrants and Pre-Funded Warrants issued in 2026) of our common stock outstanding on the date of receipt. These percentages are subject to increase or decrease at the election of the holder, but cannot exceed 19.99% of our common stock outstanding on the date of receipt.

The holders of the 2024 Warrants, 2025 Warrants, and 2026 Warrants may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire.

The following is a summary of activity related to our common stock warrants:

	2022 Warrants	2024 Warrants	2025 Placement Warrants	2025 Warrants	2026 Warrants	Pre-Funded Warrants	Total
Outstanding as of December 31, 2025	635,703	3,068,417	1,317,771	4,600,587	—	614,380	10,236,858
Issued	—	—	—	—	4,421,518	3,391,164	7,812,682
Outstanding as of March 31, 2026	635,703	3,068,417	1,317,771	4,600,587	4,421,518	4,005,544	18,049,540
Exercise price as of March 31, 2026	$95.37	$6.64	$6.64	$6.64	$10.00	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026 (“Annual Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains forward-looking statements regarding the expectations of Karyopharm Therapeutics Inc., herein referred to as “Karyopharm,” the “Company,” “we,” or “our,” with respect to the possible achievement of discovery and development milestones, our future discovery and development efforts, including regulatory submissions and approvals, potential inclusion of selinexor in combination with ruxolitinib in relevant compendia, our commercialization efforts, our partnerships and collaborations with third parties, our future operating results and financial position, our ability to continue as a going concern, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q. As a result of these and other factors, we may not actually achieve the plans, intentions, expectations or results disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

OVERVIEW

We are a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule XPO1 inhibitor compounds that inhibit the nuclear export protein exportin 1 (“XPO1”). These compounds represent a new class of drug candidates with a novel mechanism of action that have the potential to treat a variety of diseases with high unmet medical need. Our lead asset, XPOVIO® (selinexor), was the first oral XPO1 inhibitor to receive marketing approval, receiving its initial U.S. approval from the U.S. Food and Drug Administration in July 2019, and is currently approved and marketed in the U.S. for the following indications:

•
In combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy. Approval in this indication was based on the results from the BOSTON (Bortezomib, Selinexor and Dexamethasone) trial; and
•
In combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Approval in this indication was based on the results from the STORM (Selinexor Treatment of Refractory Myeloma) trial.

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

The commercialization of XPOVIO and NEXPOVIO®(selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approvals in various indications in more than 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

RECENT DEVELOPMENTS

Phase 3 SENTRY Trial Topline Data Results

On March 24, 2026, we announced topline data results from our Phase 3 clinical trial to evaluate the efficacy and safety of once-weekly selinexor in combination with ruxolitinib versus placebo plus ruxolitinib in JAK2 inhibitor (“JAKi”)-naive myelofibrosis patients (the “SENTRY Trial”) in which patients were randomized 2:1 to 60 mg of selinexor once weekly plus ruxolitinib or placebo plus ruxolitinib. The ruxolitinib dose was determined based on the patients’ baseline platelet count per the drug’s prescribing information. The SENTRY Trial met the first co-primary endpoint, demonstrating statistically significant improvement in spleen volume reduction of 35% or more for patients treated with the combination of selinexor plus ruxolitinib, with rapid, deep and sustained spleen volume reduction rates seen in the combination arm, but did not meet its second co-primary endpoint in absolute total symptom score. The mean change in absolute total symptom score at week 24 relative to baseline was comparable across the two arms with similar symptom improvement relative to baseline; the difference across the two arms was not statistically significant. In addition, a promising overall survival signal was observed in the topline data, which further reinforces the relevance of XPO1 inhibition in combination with ruxolitinib in frontline myelofibrosis. Further, a greater proportion of patients on the combination arm compared to ruxolitinib alone experienced reductions in variant allele frequency, which may be indicative of an underlying effect on disease biology, raising the potential for disease modification. The combination demonstrated a manageable safety and tolerability profile consistent with the known profile of selinexor and ruxolitinib individually. No new safety signals were observed. Our key near term objectives in advancing our SENTRY program include: engagement with the U.S. Food and Drug Administration (“FDA”) to discuss the data from the SENTRY Trial and our supplemental new drug application filing plan; disclosure of additional data from the Phase 3 SENTRY Trial at an upcoming medical meeting; and potential inclusion of the combination in relevant compendia, which could occur in the second half of 2026.

Other Clinical Trial Updates

We continue to enroll JAKi-naïve myelofibrosis patients in the Phase 2 clinical trial to evaluate the safety and efficacy of selinexor as a monotherapy in patients with JAKi-naïve myelofibrosis with moderate thrombocytopenia (the “SENTRY-2 Trial”). We completed enrollment of the 60 mg cohort of the SENTRY-2 trial and began enrolling patients into the 40 mg cohort. We expect to report topline data from all patients in the 60 mg cohort with at least 24 weeks of follow-up in the second half of 2026.

We have completed enrollment of our global, Phase 3, randomized, double-blind trial evaluating selinexor as a maintenance-only therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”). Approximately 220 patients enrolled in the modified intent-to-treat (“mITT”) population and 257 enrolled in the intent-to-treat population. Enrollment in the mITT population was focused on patients with either proficient mismatch repair status tumors or patients with deficient mismatch repair status tumors who are medically ineligible for checkpoint inhibitors. We expect to report topline data from this event-driven trial in mid-2026.

Patients enrolled in a randomized global Phase 3 trial sponsored by the European Myeloma Network evaluating an all-oral combination of selinexor 40 mg in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with previously treated multiple myeloma who received an anti-CD38 in their immediate prior line of therapy (the “EMN29 Trial”). The patients enrolled in this event-driven trial continued to be followed for progression-free survival events contributing towards the primary endpoint. We expect to report topline data from the EMN29 Trial in the second half of 2026.

In March 2026, we met with the FDA regarding the Accelerated Approval of the Diffuse Large B-Cell Lymphoma (“DLBCL”) indication of XPOVIO, which was granted on June 22, 2020 for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options. As a result, we expect to terminate our ongoing company-sponsored trials in this indication. This withdrawal is not due to safety concerns with the DLBCL indication and does not affect the regulatory approval of any other indications for XPOVIO.

Business and Financial Updates

On February 27, 2026, we entered into the Second Amendment to Credit and Guaranty Agreement (the “Amendment”) with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, which amended our Credit and Guaranty Agreement, dated May 8, 2024 (as previously amended, the “Credit Agreement”). On February 27, 2026, we also entered into a Forbearance Agreement (the “Forbearance Agreement”) with (i) all the lenders under the Credit Agreement, (ii) all the holders of our 9.00% Convertible Senior Notes due 2029 (the “New 2029 Notes”) and 9.00% Convertible Senior Notes due 2028 (the “2028 Notes”), and (iii) the investor representative for the investors under our revenue interest financing agreement (collectively, the “Consenting Parties”).

The effectiveness of the Forbearance Agreement was conditioned upon, among other things, the consummation of a sale and issuance of our common stock, in one or more transactions, resulting in proceeds to us of not less than $25.0 million actually received in cash before June 10, 2026 (the “Capital Raise Trigger”). The Capital Raise Trigger was satisfied and the Forbearance Agreement became effective in March 2026 upon receipt of the proceeds from the Private Placement (as defined below). Under the Amendment and the Forbearance Agreement, we can defer certain principal and interest payments until September 2026 and the Consenting Parties agreed not to exercise certain rights and remedies with respect to specified matters, including: (i) payment-related defaults through September 30, 2026 that would result from our non-payment of the interest due on June 30, 2026 for the New 2029 Notes and 2028 Notes and (ii) any defaults that result from a requirement under the indentures of the New 2029 Notes and 2028 Notes for us to have a Minimum Liquidity Covenant Amount greater than the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million through October 10, 2026. After October 10, 2026, the minimum liquidity covenant will require minimum consolidated liquidity of $25.0 million.

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. (“RA Capital Management”) pursuant to which we issued and sold in a private placement (the “Private Placement”): (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share (the “2026 Warrants”) for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until 30 days following our public announcement of topline data results from our Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer and the pre-funded warrants do not expire. As of March 31, 2026, none of these warrants have been exercised.

In addition, in March 2026, we issued and sold an aggregate of 2,994,441 shares of Common Stock under our Open Market Sale AgreementSM, by and between us and Jefferies LLC, dated February 17, 2023 for total proceeds, net of sales commissions, of approximately $19.8 million.

As of March 31, 2026, we had an accumulated deficit of $1.8 billion. We had operating losses of $26.8 million and $33.3 million for the three months ended March 31, 2026 and 2025, respectively. We recognized total revenue of $35.1 million and $30.0 million for the three months ended March 31, 2026 and 2025, respectively, including $29.2 million and $21.1 million of XPOVIO net product revenue, respectively, and $5.9 million and $9.0 million of license revenue, respectively. As of March 31, 2026, we had $90.9 million in cash and cash equivalents. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results. There have been no changes to the critical accounting estimates we identified in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product revenue, net	$29,163	$21,054	$8,109	39%
License and other revenue	5,903	8,961	(3,058)	(34)%
Total revenue	35,066	30,015	5,051	17%
Operating expenses:
Cost of sales	1,345	1,301	44	3%
Research and development	33,797	34,618	(821)	(2)%
Selling, general and administrative	26,684	27,352	(668)	(2)%
Loss from operations	(26,760)	(33,256)	6,496	(20)%
Other income, net	4,369	9,830	(5,461)	(56)%
Loss before income taxes	(22,391)	(23,426)	1,035	(4)%
Income tax provision	(1)	(36)	35	(97)%
Net loss	$(22,392)	$(23,462)	$1,070	(5)%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product revenue, net	$29,163	$21,054	$8,109	39%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended March 31, 2026 increased by $8.1 million compared to the same period in 2025. This increase was primarily attributable to an unusually high product return reserve recorded in the prior-year period, which reduced net revenue in that period, as well as lower gross-to-net discounts, specifically a decrease in chargebacks and Medicare rebate reserve in the first quarter of 2026 compared to the first quarter of 2025.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Menarini Group (“Menarini”)	$1,828	$8,196	$(6,368)	(78)%
Antengene Therapeutics Limited (“Antengene”)	499	652	(153)	(23)%
Other	3,576	113	3,463	>100%
Total license and other revenue	$5,903	$8,961	$(3,058)	(34)%

License and other revenue for the three months ended March 31, 2026 decreased by $3.1 million as compared to the three months ended March 31, 2025, primarily due to a decrease of $7.0 million of reimbursement revenue from Menarini for development-related expenses as their obligation to reimburse us expired on December 31, 2025. This decrease was partially offset by an increase in milestone-related revenue from our other partners in the three months ended March 31, 2026, primarily due to a $3.5 million milestone payment under a licensing agreement with a privately-held biotech company related to the research, development and commercialization of verdinexor for the treatment of cancer in certain animals.

We expect license and other revenue to decrease in the second quarter of 2026 as compared to the first quarter of 2026, as we do not anticipate recognizing any milestone-related revenue.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of sales	$1,345	$1,301	$44	3%
Research and development	33,797	34,618	(821)	(2)%
Selling, general and administrative	26,684	27,352	(668)	(2)%
Total operating expenses	$61,826	$63,271	$(1,445)	(2)%

Cost of Sales

Cost of sales for the three months ended March 31, 2026 and 2025 were relatively consistent.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$10,917	$11,417	$(500)	(4)%
Selinexor in endometrial cancer	4,590	4,226	364	9%
Selinexor in multiple myeloma	1,809	1,925	(116)	(6)%
Other programs	342	578	(236)	(41)%
Non-program specific clinical trial and related costs	1,027	1,223	(196)	(16)%
Total clinical trial and related costs	18,685	19,369	(684)	(4)%
Unallocated costs:
Personnel	10,724	10,510	214	2%
Consulting, professional and other	3,502	3,824	(322)	(8)%
Stock-based compensation	886	915	(29)	(3)%
Total unallocated costs	15,112	15,249	(137)	(1)%
Total research and development expenses	$33,797	$34,618	$(821)	(2)%

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

Research and development expenses for the three months ended March 31, 2026 were relatively consistent as compared to the three months ended March 31, 2025. If the topline data of our trials is positive or we are able to submit a supplemental New Drug Application (“sNDA”), we expect our research and development expenses will increase, primarily due to costs associated with regulatory filings.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Personnel costs	$14,168	$14,657	$(489)	(3)%
Consulting, professional and other costs	10,421	10,096	325	3%
Stock-based compensation	2,095	2,599	(504)	(19)%
Total selling, general and administrative expenses	$26,684	$27,352	$(668)	(2)%

Selling, general and administrative expenses for the three months ended March 31, 2026 were relatively consistent as compared to the three months ended March 31, 2025. If the anticipated topline data of our trials in 2026 is positive or we are able to submit a sNDA, we expect that our selling, general administrative expenses will increase, primarily due to launch preparation costs.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense	$(12,553)	$(10,994)	$(1,559)	14%
Interest income	511	1,000	(489)	(49)%
Other income, net	16,411	19,824	(3,413)	(17)%
Total other income, net	$4,369	$9,830	$(5,461)	(56)%

Total other income, net for the three months ended March 31, 2026 decreased as compared to the three months ended March 31, 2025 by $5.5 million. The decrease was primarily due to the fair value remeasurement of embedded derivatives and liability-classified common stock warrants, both of which are non-cash items. There was also an increase in interest expense due to an increase to the interest rate in October 2025 on our senior secured term loan facility and convertible debt.

Future period results may continue to be affected by non-cash gains or losses from the remeasurement of embedded derivatives and liability-classified common stock warrants, which will vary depending on movements in our stock price and other market factors.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of March 31, 2026, our principal source of liquidity was $90.9 million of cash and cash equivalents. We have had recurring losses since inception and incurred an operating loss of $26.8 million for the three months ended March 31, 2026.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic transactions and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We expect that our existing liquidity, including cash and cash equivalents as of March 31, 2026 as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans to late in the third quarter of 2026. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(22,728)	$(38,984)	$16,256	(42)%
Net cash provided by investing activities	3,200	15,288	(12,088)	(79)%
Net cash provided by financing activities	49,802	—	49,802	100%
Effect of exchange rates on cash, cash equivalents and restricted cash	2	5	(3)	(60)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,276	$(23,691)	$53,967	(>100)%

Operating activities. Net cash used in operating activities decreased by $16.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $7.3 million decrease in interest and royalty payments as a result of certain debt modifications which occurred in October 2025.

Investing activities. Net cash provided by investing activities decreased by $12.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower proceeds from maturities of investments as a result of a lower investment balance in the three months ended March 31, 2026.

Financing activities. Net cash provided by financing activities increased by $49.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the proceeds from the issuance of common stock during the three months ended March 31, 2026 under our Private Placement and Open Market Sale Agreement, as described in further detail under the heading “Sources of Liquidity”.

Sources of Liquidity

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Management pursuant to which we issued and sold in a private placement: (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until 30 days following our public announcement of topline data results from our Phase 3 XPORT-EC-042 clinical trial of selinexor in patients with endometrial cancer and the pre-funded warrants do not expire. As of March 31, 2026, none of these warrants have been exercised.

In October 2025, we entered into a securities purchase agreement with certain institutional investors to which we issued and sold, in a private placement, (i) 1,487,917 shares of common stock and (ii) accompanying warrants to purchase 1,317,771 shares of common stock at an exercise price of $6.64 per share. We received aggregate net proceeds of approximately $8.4 million.

In October 2025, we entered into a note purchase agreement pursuant to which we issued and sold, in a private placement, $15.0 million aggregate principal amount of the 2028 Notes to certain holders of our existing 6.00% senior secured convertible notes due 2029. The 2028 Notes are senior secured second-lien obligations and bear interest at a rate of 9.00% per year payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, beginning on December 31, 2025. Cash interest payments will begin on September 30, 2026. The 2028 Notes will mature on October 15, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms.

In September 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HCRx, which was subsequently amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned in July 2025 by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. On October 7, 2025, we entered into the Sixth Amendment to the Revenue Interest Financing Agreement pursuant to which (i) HCRx waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026 and (ii) we agreed to increase the Applicable Tiered Percentage (as defined in the Amended Revenue Interest Agreement ) to 8.00% beginning on April 1, 2026. The total amount payable under the Revenue Interest Financing Agreement will remain capped at $263.3 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025, which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). On October 7, 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement, pursuant to which, among other things, the lenders provided $12.5 million principal amount of additional loans (the “Amended Term Loan”). On February 27, 2026, we entered into the Second Amendment to Credit and Guaranty Agreement (the “Amended Credit Agreement”). The amendments to the Credit Agreement include, among other things (i) reducing the financial covenant requiring us to maintain liquidity of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million and (ii) increasing the interest rate on borrowings under the Amended Term Loan to the secured overnight financing rate plus 10.25% for interest payments occurring after June 30, 2025. Interest on borrowings under the Amended Term Loan incurred from July 1, 2025 to March 31, 2026 were paid in kind. Interest on borrowings incurred from April 1, 2026 to June 30, 2026 will be paid in kind on June 30, 2026 and cash interest payments will begin on September 30, 2026. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In February 2023, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. During the three months ended March 31, 2026, we sold an aggregate of 2,994,441 Shares under the Open Market Sale Agreement, resulting in net proceeds of $19.8 million. We did not sell any Shares under the Open Market Sale Agreement during the three months ended March 31, 2025. As of March 31, 2026, $79.8 million of Shares was available for issuance and sale under the Open Market Sale Agreement.

During the three months ended March 31, 2026, we received $3.5 million in milestone payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements.

Commitments, Contingencies and Contractual Obligations

Operating Leases

We are party to an operating lease of office and research space in Newton, Massachusetts, which was amended in November 2024 and under which we currently lease a total of 52,224 square feet of office space through September 30, 2030.

Contractual Obligations

We have contractual obligations under our (i) Amended Credit Agreement; (ii) 2028 Notes; (iii) New 2029 Notes; and (iv) Amended Revenue Interest Agreement as disclosed in Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. See below under “Funding Requirements” for the amounts due under each of these contractual obligations.

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

Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. See Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the conditions that raise substantial doubt regarding our ability to continue as a going concern.

We currently expect that our existing liquidity, including cash and cash equivalents as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans to late in the third quarter of 2026. We will require additional capital to fund the ongoing clinical development of selinexor and other product candidates and to pursue potential regulatory approvals. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. We expect to evaluate opportunities to raise additional funds from time to time, including through the issuance and sale of shares of our common stock under our Open Market Sale Agreement and in connection with the reporting of data from our ongoing Phase 3 XPORT-EC-042 trial. There is no assurance that such additional financing or strategic alternatives will be available on terms acceptable to us, or at all. Our ability to successfully raise additional funds or execute on a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes, or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming.

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

In addition to the expenses required to fund our operations described above, our funding requirements as of March 31, 2026 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $8.9 million through September 30, 2030;
•
Future obligations related to the Amended Credit Agreement of $153.5 million through May 2028 in addition to the financial covenant to maintain minimum liquidity;
•
Future obligations related to the 2028 Notes of $19.2 million through October 15, 2028;
•
Future obligations related to the New 2029 Notes of $138.3 million through May 13, 2029; and
•
Future royalty obligations to KKR under the Amended Revenue Interest Agreement of $116.2 million by October 1, 2035.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $90.9 million as of March 31, 2026. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our cash equivalents.

We do not believe our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require substantial funds to maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. We have incurred significant operating losses since our inception. As of March 31, 2026, we had approximately $90.9 million in cash and cash equivalents.

We believe that our existing liquidity, including cash and cash equivalents, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans to late in the third quarter of 2026. We will require additional capital to fund the ongoing clinical development of selinexor and other product candidates and to pursue potential regulatory approvals. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We anticipate that we will continue to incur significant operating losses as we continue our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for multiple cancer indications, and to support our continued operations. As a result, our continued operations are dependent on our ability to raise additional funding and/or enter into strategic alternatives, as described in the risk factor entitled “We will need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts,” below. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including requirements under the Amended Credit Agreement, as defined below, and the indentures governing our 9.00% convertible senior notes due 2028 (the “2028 Notes”) and 9.00% convertible senior notes due 2029 (the “New 2029 Notes”, and together with the 2028 Notes, the “Convertible Notes”) to maintain cash, cash equivalents and investments through October 10, 2026 of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, and $25.0 million thereafter, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements. In addition, we expect to evaluate opportunities to raise additional funds from time to time, including through the issuance and sale of shares of our common stock under our Open Market Sale Agreement with Jefferies LLC and in connection with the reporting of data from our ongoing Phase 3 clinical trials. However, there is no assurance that additional financing or strategic alternatives will be available on terms acceptable to us, or at all, or that such additional financing or strategic alternatives, if consummated, will be sufficient to address doubt regarding our ability to continue as a going concern.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could materially adversely affect our business, financial condition, and results of operations. We have and may in the future determine to take actions to reduce our spending in the near term, including reductions to our workforce. If we are unable to continue as a going concern, we may have to liquidate assets and may receive less than the value at which those assets are carried on our financial statements. We may also determine to cease operations or file for bankruptcy protection. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our loss from operations was $26.8 million for the quarter ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $1.8 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first FDA-approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. and engage in activities to prepare for the potential approval and commercialization of additional indications for selinexor as well as any other product candidates we develop or acquire. The net losses we incur may fluctuate significantly from quarter to quarter.

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
•
initiating and successfully completing clinical trials required to file for, obtain and maintain marketing approval for our product candidates, including reporting a positive benefit-risk profile from our ongoing Phase 3 clinical trial in endometrial cancer, with topline data anticipated in mid-2026;
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

Discovering, developing and commercializing products involve time-consuming, expensive and uncertain processes that take years to complete. We have used substantial funds to develop XPOVIO and our operating expenses could continue to increase as we continue to commercialize XPOVIO or any future approved product, conduct further research and development of our product candidates, seek marketing approval and prepare for commercialization of selinexor in additional indications or for our other product candidates, if approved, to the extent that such functions are not the responsibility of a collaborator. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring or retaining personnel and expanding our geographical reach. We do not anticipate that our revenue from product sales of XPOVIO or any funds we may receive from our collaborators will be sufficient for us to become profitable in the near-term, if at all. Accordingly, we will need to continue to rely on additional financing, or strategic alternatives, to achieve our business objectives.

We believe that our existing liquidity, including cash and cash equivalents, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans to late in the third quarter of 2026. The amount and timing of our future capital requirements will depend on many factors, including, but not limited to:

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

The October 2025 First Amendment and Waiver to Credit and Guaranty Agreement and February 2026 Second Amendment to Credit and Guaranty Agreement, with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent which amended the May 2024 credit and guaranty agreement and the indentures governing the Convertible Notes (as amended, the “Amended Credit Agreement”) contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Amended Credit Agreement and the indentures governing the Convertible Notes each have a financial covenant requiring us to maintain liquidity through October 10, 2026 of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, after which we will be required to maintain liquidity of at least $25.0 million.

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

The 2028 Notes are convertible by holders of the 2028 Notes into shares of common stock at an initial conversion rate of 150.6024 shares per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $6.64 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain events as provided in the 2028 Notes Indenture. Holders of the 2028 Notes may convert their 2028 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the 2028 Notes.

The 2029 Notes are convertible by holders of the 2029 Notes into shares of common stock at an initial conversion rate of 44.444 shares per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price of $22.50 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain events as provided in the 2029 Notes Indenture. Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the 2029 Notes.

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

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements or asset sales. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Amended Credit Agreement and the indentures governing the Convertible Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and, other than certain permitted refinancings, cannot enter into any new debt without the consent of KKR, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document. Further, any future renegotiation of these agreements will require extensive, multi-party discussions that will require significant time and resources and could result in additional debt, higher rates of interest, the issuance of additional warrants or equity securities, and dilution to our current stockholders.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price. Global credit and financial markets have experienced periods of extreme disruption in recent years, which have contributed to diminished liquidity and credit availability, declines in consumer and investor confidence and slower economic growth. As a result, financial institutions and markets face a range of risks that could adversely affect our operations and access to capital, including the potential for future banking failures, changes in regulatory frameworks, governing banks and deposit insurance, tightened credit conditions that reduce liquidity availability, volatility in interest rates and evolving cyber threats and disruptions to financial systems and payment networks. If the financial institutions with which we do business were to enter receivership, become insolvent or suffer a significant cyber incident or operational disruption, there is no guarantee that we would have access to our existing cash and cash equivalents, or that we would be able to finance or fund our business on acceptable terms or at all, and any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

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

Our business and our ability to generate product revenue from the sales of drugs that treat cancer depend heavily on our and our collaborators’ ability to successfully commercialize our lead drug, XPOVIO® (selinexor), on a global basis in currently approved and future indications, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. XPOVIO is currently approved and marketed in the U.S. in multiple hematologic malignancy indications, including (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy; and (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. Efforts to drive adoption within the medical community and third-party payors based on the benefits of our products and product candidates require significant resources and may not be successful. The success of XPOVIO and any current or future product candidates, whether alone or in collaboration with third parties, including achieving and maintaining an adequate level of market adoption, depends on several factors, including:

•
our ability to achieve broad adoption of XPOVIO in earlier lines of therapy or to successfully launch and achieve broad adoption of any future XPOVIO indications or any product candidates for which we obtain marketing approval;
•
the outcome of discussions with the FDA regarding the regulatory pathway for a potential supplemental New Drug Application (“sNDA”) for selinexor in combination with ruxolitinib in myelofibrosis following our announcement that the SENTRY trial met one, but not both, of its two co-primary endpoints, including whether the FDA agrees that the data from the SENTRY trial support filing an sNDA and the possibility that the FDA may require additional clinical data, longer follow-up, an additional clinical trial, or impose other requirements in advance of an sNDA submission;
•
reporting a positive benefit-risk profile from our ongoing Phase 3 clinical trials in endometrial cancer and multiple myeloma, with topline data anticipated in mid-2026 and the second half of 2026, respectively;
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
•
the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable benefit-risk profile of XPOVIO and any potential impact on our FDA approvals and/or FDA package insert for XPOVIO and comparable foreign regulatory approvals and package inserts;
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

There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs and/or are pursuing the development of drugs for the treatment of cancer and the other disease indications for which we, and our collaborators, are developing our product candidates. Several new novel therapeutics have recently entered, and are expected to continue to enter, the multiple myeloma treatment landscape. For example, TECVAYLI® (teclistamab-cqyv), the first bispecific T-Cell engager, was initially approved by the FDA in October 2022, followed by approvals of two more bispecifics, ELREXFIO® (elranatamab-bcmm) and TALVEY® (talquetamab-tgvs) in August 2023. Other T-cell engaging therapies, bispecifics with different targets, and immunomodulators are in clinical development and may be introduced into the multiple myeloma market in 2026 and beyond. CARVYKTI® (ciltacabtagene autoleucel; cilta-cel) and Abecma® (idecabtagene vicleucel; ide-cel) were approved in April 2024 for the treatment of multiple myeloma in earlier lines. In October 2025, BLENREP (belantamab mafodotin), a BCMA-targeted bispecific antibody, in combination with bortezomib and dexamethasone was approved. In addition, new competitors and label expansions into earlier lines of existing therapies, such as the March 2026 approval of TECVAYLI® in combination with daratumumab for adult patients with relapsed or refractory multiple myeloma who have received at least one prior line of therapy, could also be approved in the future, which could negatively impact our product revenues. The approval of these anti-cancer agents, or any others which may receive regulatory approval, have had a significant impact and may continue to have a significant impact on the therapeutic landscape and our product revenues. See Item 1 under the heading Business - Competition included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 13, 2026 (“Annual Report”) for more information on competition.

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

Our long-term success depends in a large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design, implement and enroll, inherently uncertain as to outcome, and can fail at any stage of testing. For example, in March 2026 we announced that our SENTRY Trial for myelofibrosis met one, but not both, of its two co-primary endpoints.

Furthermore, the failure of any product candidates to demonstrate safety and effectiveness in any clinical trial could negatively impact the perception of selinexor or our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved and/or adversely impact the inclusion of current or future indications of selinexor or other products or product candidates on pharmaceutical/drug compendia and/or negatively impact treating physicians’ confidence in the benefit observed in earlier phase clinical trials. For example, if the benefit-risk profile from our global Phase 3 trial sponsored by the European Myeloma Network evaluating an all-oral combination of selinexor 40 mg in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with previously treated multiple myeloma who received an anti-CD38 in their immediate prior line of therapy is not positive, the commercialization and listed compendia for our currently approved indications of selinexor could be adversely impacted, as well as their perception of the benefit of selinexor in combination with pomalidomide and dexamethasone.

Numerous unforeseen events during, or as a result of, clinical trials could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as is the case in connection with the feedback from the FDA that we announced in December 2024 regarding the appropriateness of our global, Phase 3 trial evaluating selinexor as a maintenance therapy following systemic therapy in patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”) given the evolving treatment landscape for patients with advanced or recurrent endometrial cancer, further in March 2026 the FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options;
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
•
enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials or recently approved agents, which could decrease the overall supply of patients, or decreasing interest from selected clinical trial sites, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations; for example, in August 2024, we announced expected delays in our topline data readout for our XPORT-EC-042 Trial due primarily to higher than expected screen failure rates, which has required us to screen a larger number of patients than originally planned;
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

The results of previous clinical trials may not be predictive of future trial results, and interim or topline data may be subject to change or qualification based on the complete analyses of data and, therefore, may not be predictive of the final results of a trial.

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

We may publicly disclose preliminary or interim data from our clinical trials. These data may be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as further patient data become available and following a more comprehensive review of the data related to the particular study or trial. For any trial for which we report preliminary, interim or topline data, we make assumptions, estimations, calculations and conclusions as part of our analyses of data. We may not have received or had the opportunity to fully and carefully evaluate all data or perform all analyses or our conclusions may differ from those of the FDA or other regulatory authorities. Consequently, the interpretation of preliminary or interim data results that we report may differ from future interpretations of the same studies once additional data have been received and fully evaluated or based on differing views from regulatory agencies. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, these early data points should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business.

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

Further, under the Pediatric Research Equity Act (“PREA”), a New Drug Application (“NDA or sNDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (“EMA”) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we or our collaborators are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the U.S. and the EU and thus the attendant risks and uncertainties.

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

As of January 1, 2025, a new International Recognition Procedure (“IRP”) applies, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). Should we or our collaborators seek to rely on the IRP to obtain regulatory approval in the U.K., any delay in obtaining, or an inability to obtain, any marketing approvals from RRs may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

The FDA also imposes requirements for costly post-marketing studies or clinical trials to maintain approval of any products that received accelerated approval. For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to comply with a number of post-approval requirements, including timely completion of a confirmatory clinical trial. In March 2026 the FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options. Although we do not actively promote XPOVIO in DLBCL and generate insignificant revenue from this indication, withdrawal of the accelerated approval may require certain of our ex-U.S. partners to take action to maintain their current approvals in DLBCL to the extent such approvals reference the U.S. label.

We may not be able to successfully and timely complete these post-approval requirements, obtain an extension, if needed, or complete any other post-marketing confirmatory study as required to maintain approval or achieve full approval of our products. If required post-approval studies fail to verify the clinical benefits of our products or confirm that the surrogate marker used for accelerated approval of our products showed an adequate correlation with clinical outcomes, if a sufficient number of participants cannot be enrolled, or if we fail to perform the required post-approval studies with due diligence or on a timely basis, the FDA has the authority to withdraw approval of the drug following a hearing conducted under the FDA’s regulations, which could have a material adverse impact on our business. We cannot be certain of the results of the confirmatory clinical studies for or any future conditional approval we receive or what action the FDA may take if the results of those studies are not as expected based on clinical data that FDA has already reviewed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “PPACA”). The PPACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through fiscal year 2032 unless additional congressional action is taken. Additionally, the Inflation Reduction Act of 2022 (the “IRA”) also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year (to be adjusted annually for inflation) beginning in 2025.

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

For example, in August 2022, the IRA was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. Ten high-cost drugs paid for by Medicare Part D are subject to negotiated prices starting in 2026 to be followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law.

CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and its results, and potential impacts on our business, are uncertain.

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

On April 15, 2025, President Trump issued an executive order that directs HHS to take steps to reduce the prices of pharmaceutical products. The executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Subsequently, on May 12, 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate “most-favored-nation” price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Since the Additional Order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing. For example, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Additionally, on December 21, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain

Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. Most recently, on April 2, 2026, President Trump issued an executive order establishing a tariff framework for imported patented pharmaceuticals and related inputs, with more favorable rates and / or exceptions tied to most-favored-nation pricing and domestic manufacturing commitments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the U.S. state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments and other transfers of value to U.S.-licensed physicians and certain other U.S.-licensed healthcare providers, and U.S. teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program (the “340B Program”), as administered by the Health Resources and Services Administration (“HRSA”), and other federal and state government drug pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payers and also adversely impact our reported financial results of operations in the period of such restatement. Additionally, HHS, the HHS Office of Inspector General and other governmental enforcement and administrative bodies have increased their focus, including through recent enforcement actions against manufacturers, on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price and best price for compliance with reporting requirements under the Medicaid Drug Rebate Program. In addition to retroactive rebates, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, we may be liable for civil monetary penalties and potential liability under the federal False Claims Act. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. If CMS were to terminate our rebate agreement, federal payments may not be available under federal healthcare programs, including Medicaid or Medicare Part B, for our covered outpatient drugs. Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates, resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in us having to carry a liability on our consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, our financial position and results of operations could be adversely affected.

We may also be affected by developments relating to the 340B Drug Program. Multiple states have recently enacted or are currently considering laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. Additionally, on July 31, 2025, the HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. However, the HRSA withdrew this proposal in January 2026 following litigation that resulted in a federal court granting a temporary restraining order to block the program and has since requested information from stakeholders as to alternative rebate models. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business

Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In June 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted and will impact how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. This framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, HHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of artificial intelligence to review product applications. Additionally, any federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Our drug development programs and the commercialization of our products and product candidates, if approved, require local expertise and substantial additional cash to fund expenses. We expect to maintain our existing collaborations and collaborate with additional pharmaceutical and biotechnology companies for certain aspects of the development, marketing and/or commercialization of our products and product candidates. For example, we are party to license arrangements with Antengene and Menarini and distribution agreements with Promedico Ltd. and FORUS Therapeutics Inc. for the development, marketing and/or commercialization of selinexor in certain geographies outside of the U.S., and we expect to rely on additional partners to develop and commercialize our products outside of the U.S. In addition, we intend to seek one or more collaborators to aid in the further development, marketing and/or commercialization of selinexor and our other compounds for indications both within and outside of oncology. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report also apply to the activities, including activities in any country or territory outside of the U.S. and EU, as applicable, of our collaborators.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of May 7, 2026, 200 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 34 patents were in force that relate to our PAK4/NAMPT inhibitors, including four composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of May 7, 2026, 13 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of May 7, 2026, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered or pending in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. NEXPOVIO is registered or pending in 45 jurisdictions outside the U.S. and pending in Cyrillic characters in Russia and Kazakhstan. We also have registrations or applications for seven additional possible drug names in one or more foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is critical to our success. Due to our limited resources, we may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Recent operational and financial challenges as well as constraints on our ability to make equity grants to employees have made it more difficult to effectively recruit, retain and incentivize talent. The inability to offer competitive compensation, including equity compensation, could place us at significant disadvantage relative to the companies with whom we compete for specialized talent and increase the risk of attrition of key employees critical to achieving our near-term clinical regulatory objectives.

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

In each of August 2023, August 2024 and July 2025 we announced reductions to our workforce. Reductions in force may decrease employee morale and productivity and lead to increased turnover, and they may have a negative effect on our ability to attract and retain qualified personnel. In addition, concerns about our ability to continue as a going concern or raise sufficient capital to fund our ongoing trials could result in the departure of personnel that are critical to our operations. Departures may be disruptive to our operations and ability to retain employees and increase our dependency on other employees who are not contractually obligated to remain employed with us, and those employees may leave at any time. Our competitors may use these transitions or potential disruptions to gain competitive advantage over us.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. In the past, we have received written notification from the Nasdaq Stock Market (“Nasdaq”) informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Global Select Market. For example, in September 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the prior 32 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”).

In March 2025, following a 1 for 15 reverse stock split of our issued and outstanding shares of common stock, we received a letter from the Staff notifying us that we regained compliance with the Bid Price Rule for continued inclusion on the Nasdaq Global Select Market.

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

As of March 31, 2026, we had outstanding warrants to purchase, without regard to any beneficial ownership limitations, and excluding pre-funded warrants to purchase common stock, up to 14,043,996 shares of common stock at a weighted average exercise price of $11.71 per share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In connection with any capital raising transactions that we may consummate, we may determine to issue additional warrants, which could result in further dilution to our stockholders.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $3.77 to $10.09 in the 52-week period ended May 7, 2026. On May 7, 2026, the closing sale price of our common stock on the Nasdaq Global Select Market was $8.85 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, uncertainty associated with governmental policies, shifts in regulatory priorities, and geopolitical tensions, such as conflicts involving multiple regions and nations including Ukraine, Russia, China, the Middle East and other areas of international concern, reduced investor confidence in the capital markets, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

During the first quarter of 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Registrant, as amended

4.1	Pre-Funded Warrant to Purchase Common Stock, dated March 26, 2026, by and between the Registrant and RA Capital Management.

4.2	Warrant to Purchase Common Stock dated March 26, 2026, by and between the Registrant and RA Capital Management.

10.1

Second Amendment to Credit and Guaranty Agreement, dated February 27, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on March 3, 2026).

10.2*

Securities Purchase Agreement, dated March 24, 2026, by and between the Company and RA Capital Management (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36167) filed with the SEC on March 24, 2026).

10.3	Registration Rights Agreement, dated March 26, 2026, by and between the Company and RA Capital Management.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: May 14, 2026	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2026	By:	/s/ Lori Macomber
Lori Macomber
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)