Form 10-Q
period 2026-06-30
Karyopharm Therapeutics Inc.
filed 2026-08-13
CIK 1503802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, there were 22,681,460 shares of Common Stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$54,980	$60,540
Investments	10,125	3,204
Accounts receivable, net	29,871	26,178
Inventory	3,994	4,038
Prepaid expenses and other current assets	7,408	9,186
Total current assets	106,378	103,146
Property and equipment, net	94	104
Operating lease right-of-use assets	4,260	4,548
Restricted cash	318	351
Other assets	267	267
Total assets	$111,317	$108,416
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,660	$4,003
Accrued expenses	78,804	64,498
Senior secured term loan	40,307	21,010
Operating lease liabilities	1,068	969
Other current liabilities	6,394	1,580
Total current liabilities	134,233	92,060
Convertible senior notes due 2029	98,650	89,973
Convertible senior notes due 2028	25,937	21,117
Senior secured term loan, net of current portion	85,047	94,795
Deferred royalty obligation	72,338	72,338
Common stock warrants	19,761	14,221
Operating lease liabilities, net of current portion	5,183	5,743
Other liabilities	336	11,095
Total liabilities	441,485	401,342
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 106,000 shares authorized; 22,680 and 18,311 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	1,518,691	1,466,488
Accumulated other comprehensive income	41	71
Accumulated deficit	(1,848,914)	(1,759,499)
Total stockholders’ deficit	(330,168)	(292,926)
Total liabilities and stockholders’ deficit	$111,317	$108,416

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$30,776	$29,681	$59,939	$50,735
License and other revenue	2,656	8,248	8,559	17,209
Total revenue	33,432	37,929	68,498	67,944
Operating expenses:
Cost of sales	1,085	1,051	2,430	2,352
Research and development	28,957	32,788	62,754	67,406
Selling, general and administrative	25,916	28,477	52,600	55,829
Total operating expenses	55,958	62,316	117,784	125,587
Loss from operations	(22,526)	(24,387)	(49,286)	(57,643)
Other income (expense):
Interest income	722	613	1,233	1,613
Interest expense	(13,144)	(11,228)	(25,697)	(22,222)
Other (expense) income, net	(32,075)	(2,210)	(15,664)	17,614
Total other expense, net	(44,497)	(12,825)	(40,128)	(2,995)
Loss before income taxes	(67,023)	(37,212)	(89,414)	(60,638)
Income tax provision	—	(40)	(1)	(76)
Net loss	$(67,023)	$(37,252)	$(89,415)	$(60,714)
Basic and diluted net loss per share	$(2.32)	$(4.32)	$(3.51)	$(7.11)
Weighted-average number of common shares outstanding used to compute basic and diluted net loss per share	28,938	8,620	25,495	8,545

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(67,023)	$(37,252)	$(89,415)	$(60,714)
Other comprehensive (loss) income
Unrealized loss on investments	(2)	(20)	(5)	(46)
Foreign currency translation adjustment	—	90	(25)	151
Comprehensive loss	$(67,025)	$(37,182)	$(89,445)	$(60,609)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(89,415)	$(60,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,936	7,344
Depreciation	9	156
Amortization of debt issuance costs and discounts	4,919	5,293
Interest expense added to debt principal	11,303	—
Net amortization of premiums and discounts on investments	(88)	(356)
Change in fair value of embedded derivatives and common stock warrants	15,554	(17,929)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,693)	(2,166)
Inventory	44	(253)
Prepaid expenses and other assets	1,778	3,996
Operating lease right-of-use assets	288	803
Accounts payable	3,657	(2,510)
Accrued expenses and other liabilities	3,510	8,171
Operating lease liabilities	(461)	484
Net cash used in operating activities	(47,659)	(57,681)
Investing activities
Purchases of investments	(10,036)	—
Proceeds from maturities of investments	3,200	33,573
Net cash (used in) provided by investing activities	(6,836)	33,573
Financing activities
Proceeds from issuance of common stock under Open Market Sale Agreement	20,233	—
Proceeds from issuance of common stock and warrants in private placement offering	30,000	—
Proceeds from the exercise of stock options and shares issued under the employee stock purchase plan	574	356
Payment of equity issuance costs	(1,903)	—
Net cash provided by financing activities	48,904	356
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	13
Net decrease in cash, cash equivalents and restricted cash	(5,593)	(23,739)
Cash, cash equivalents and restricted cash at beginning of period	60,891	62,814
Cash, cash equivalents and restricted cash at end of period	$55,298	$39,075
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$54,980	$38,725
Long-term restricted cash	318	350
Total cash, cash equivalents and restricted cash	$55,298	$39,075
Supplemental disclosures:
Cash paid for interest on deferred royalty obligation	$—	$3,711
Cash paid for interest on convertible debt and term loan	$—	$10,668
Cash paid for amounts included in the measurement of operating lease liabilities	$934	$50

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of March 31, 2026	22,544	$14	$1,516,188	$43	$(1,781,891)	$(265,646)
Vesting of restricted stock	25	—	—	—	—	—
Shares issued under the employee stock purchase plan	111	—	574	—	—	574
Stock-based compensation	—	—	1,929	—	—	1,929
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(67,023)	(67,023)
Balance as of June 30, 2026	22,680	$14	$1,518,691	$41	$(1,848,914)	$(330,168)

Balance as of March 31, 2025	8,568	$13	$1,381,346	$(321)	$(1,586,922)	$(205,884)
Vesting of restricted stock	17	—	—	—	—	—
Shares issued under the employee stock purchase plan	62	—	356	—	—	356
Stock-based compensation	—	—	3,784	—	—	3,784
Unrealized loss on investments	—	—	—	(20)	—	(20)
Foreign currency cumulative translation adjustment	—	—	—	90	—	90
Net loss	—	—	—	—	(37,252)	(37,252)
Balance as of June 30, 2025	8,647	$13	$1,385,486	$(251)	$(1,624,174)	$(238,926)

Balance as of December 31, 2025	18,311	$14	$1,466,488	$71	$(1,759,499)	$(292,926)
Vesting of restricted stock	234	—	—	—	—	—
Shares issued under the employee stock purchase plan	111	—	574	—	—	574
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	2,994	—	19,827	—	—	19,827
Issuance of common stock and warrants in private placement offering, net of issuance costs	1,030	—	26,866	—	—	26,866
Stock-based compensation	—	—	4,936	—	—	4,936
Unrealized loss on investments	—	—	—	(5)	—	(5)
Foreign currency cumulative translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(89,415)	(89,415)
Balance as of June 30, 2026	22,680	$14	$1,518,691	$41	$(1,848,914)	$(330,168)

Balance as of December 31, 2024	8,413	$13	$1,377,786	$(356)	$(1,563,460)	$(186,017)
Vesting of restricted stock	172	—	—	—	—	—
Shares issued under the employee stock purchase plan	62	—	356	—	—	356
Stock-based compensation	—	—	7,344	—	—	7,344
Unrealized loss on investments	—	—	—	(46)	—	(46)
Foreign currency cumulative translation adjustment	—	—	—	151	—	151
Net loss	—	—	—	—	(60,714)	(60,714)
Balance as of June 30, 2025	8,647	$13	$1,385,486	$(251)	$(1,624,174)	$(238,926)

See accompanying notes to condensed consolidated financial statements.

KARYOPHARM THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Basis of Presentation and Segment Information

Nature of Business

Karyopharm Therapeutics Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), is a commercial-stage pharmaceutical company pioneering novel cancer therapies and dedicated to the discovery, development and commercialization of first-in-class drugs directed against nuclear export for the treatment of cancer. Our scientific expertise is based upon an understanding of the regulation of intracellular communication between the nucleus and the cytoplasm. We have discovered and are developing and commercializing novel, small molecule XPO1 inhibitor compounds that inhibit the nuclear export protein exportin 1. Our primary focus is on marketing XPOVIO® (selinexor) in its currently approved indications in multiple myeloma, as well as developing and seeking regulatory approval of selinexor in myelofibrosis. We were incorporated in Delaware on December 22, 2008 and have a principal place of business in Newton, Massachusetts.

Our lead asset, XPOVIO, received its initial U.S. approval from the U.S. Food and Drug Administration in July 2019 and is currently approved and marketed in the U.S. for the following indications: (i) in combination with bortezomib and dexamethasone for the treatment of adult patients with multiple myeloma who have received at least one prior therapy and (ii) in combination with dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least four prior therapies and whose disease is refractory to at least two proteasome inhibitors, at least two immunomodulatory agents, and an anti-CD38 monoclonal antibody. The commercialization of XPOVIO and NEXPOVIO® (selinexor) (the brand name for selinexor in Europe and the United Kingdom) outside of the U.S. is managed by our partners in their respective territories. XPOVIO/NEXPOVIO has received regulatory approvals in various indications in more than 50 territories and countries outside the U.S. and is commercially available in a growing number of countries as our partners continue to secure reimbursement approvals.

Liquidity, Capital Resources and Going Concern

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of June 30, 2026, we had $65.1 million of cash, cash equivalents, and investments and an accumulated deficit of $1.8 billion. We have incurred significant operating losses since our inception and we anticipate that we will continue to incur significant operating losses to support our continued operations and maintain our research and development programs, including as we continue to develop and seek regulatory approval of selinexor for myelofibrosis. As a result, our continued operations are dependent on our ability to raise additional funding or enter into other strategic alternatives and marketing XPOVIO in its currently approved indications. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued.

We expect that our existing liquidity, including cash, cash equivalents, and investments together with anticipated cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. With the assistance of our advisors, including our financial advisor Centerview Partners and other advisors, we are actively evaluating a range of financing opportunities and strategic alternatives with the objective of extending our cash runway, preserving strategic flexibility and maximizing long-term shareholder value as we advance our myelofibrosis program. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes, all as defined below.

Our ability to successfully consummate a financing transaction or execute on a strategic alternative is dependent on a number of factors. There is no assurance that these efforts will result in additional funding, executing a strategic alternative transaction, will increase value for stakeholders, or will sufficiently address our ability to continue as a going concern. Absent additional funding or our ability to successfully complete one or more strategic transactions to extend our cash runway beyond September 10, 2026, we will be unable to continue as a going concern. There can be no assurance that we will be able to obtain additional funding or complete a strategic transaction, and we may have to consider seeking protection under the bankruptcy laws, liquidating our assets or ceasing our operations. If we decide to seek protection under the bankruptcy laws, we expect that we would file for bankruptcy protection at a time that is earlier than when we would otherwise exhaust our cash resources. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

Total estimated cash payments due under the financial instruments described in Note 10, “Long-Term Obligations” (excluding the Amended Revenue Interest Agreement as amounts due under this agreement are calculated based on future revenues) are as follows (in thousands):

Total Cash Payments
For the three months ended September 30, 2026	$25,972
For the three months ended December 31, 2026	14,788
For the three months ended March 31, 2027	14,507
For the three months ended June 30, 2027	14,226
For the twelve months ended June 30, 2027	$69,493

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 13, 2026 (“Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements as of June 30, 2026 include the accounts of Karyopharm Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from external customers	$33,432	$37,929	$68,498	$67,944
Cost of sales (1)	(1,062)	(1,015)	(2,381)	(2,270)
Research and development expenses (2)	(29,945)	(33,635)	(63,961)	(69,199)
Commercial expenses (2)	(12,046)	(12,180)	(23,465)	(24,664)
General and administrative expenses (2)	(10,976)	(11,702)	(23,041)	(22,110)
Other segment expense (3)	(46,426)	(16,649)	(45,065)	(10,415)
Net loss of our single operating segment	$(67,023)	$(37,252)	$(89,415)	$(60,714)

(1) Excludes stock-based compensation expense
(2) Excludes stock-based compensation expense and the effects of certain allocations of certain expenses
(3) Includes total other expense, net and income tax provision on the condensed consolidated statements of operations and stock-based compensation expense

2. Product Revenue

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue, including provisions primarily consisting of distribution fees and cash discounts, as well as reserves for chargebacks, rebates and returns, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross product revenue	$41,944	$40,532	$79,251	$78,829
Provisions for product revenue	(11,168)	(10,851)	(19,312)	(28,094)
Total product revenue, net	$30,776	$29,681	$59,939	$50,735

As of June 30, 2026 and December 31, 2025, net product revenue of $27.1 million and $22.7 million, respectively, were included in accounts receivable. To date, we have had no bad debt write-offs and we do not currently have credit issues with any customers. There were no credit losses associated with accounts receivable as of June 30, 2026 and December 31, 2025.

3. Inventory

The following table presents our inventory (in thousands), all of which was related to XPOVIO:

	As of June 30, 2026	As of December 31, 2025
Raw materials	$628	$628
Work in process	3,167	2,980
Finished goods	199	430
Total inventory	$3,994	$4,038

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

The following table presents information about our license and other revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Menarini	$1,899	$7,621	$3,727	$15,817
Antengene	680	489	1,179	1,141
Other	77	138	3,653	251
Total license and other revenue	$2,656	$8,248	$8,559	$17,209

During the three months ended June 30, 2026, we recognized $1.8 million of royalty revenue from Menarini and $0.7 million of royalty revenue from Antengene.

During the three months ended June 30, 2025, we recognized $6.5 million of revenue for the reimbursement of development-related expenses and $1.0 million of royalty revenue from Menarini. We also recognized $0.5 million of royalty revenue from Antengene.

During the six months ended June 30, 2026, we recognized $3.2 million of royalty revenue from Menarini, $1.2 million of royalty revenue from Antengene, and $3.5 million of milestone revenue under a licensing agreement with a privately-held biotech company related to the research, development and commercialization of verdinexor for the treatment of cancer in certain animals.

During the six months ended June 30, 2025, we recognized $13.5 million of revenue for the reimbursement of development-related expenses and $1.9 million of royalty revenue from Menarini. We also recognized $1.1 million of royalty revenue from Antengene.

License and other revenue of $2.7 million and $3.5 million were included in accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

5. Fair Value Measurements

Cash, cash equivalents, investments, and restricted cash are presented at fair value as of June 30, 2026 and December 31, 2025. Other financial instruments, including accounts receivable, net, other current assets, other assets, accounts payable, and accrued expenses, are presented at amounts that approximate fair value as of June 30, 2026 and December 31, 2025 due to their short-term nature.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 - Unobservable inputs that reflect the assumptions market participants would use in pricing the asset or liability

We estimate the fair value of our cash equivalents and investments by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following tables present information about our financial assets that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$24,335	$24,335	$—	$—
U.S. government and agency securities	8,267	—	8,267	—
Investments:
U.S. government and agency securities	10,125	—	10,125	—
	$42,727	$24,335	$18,392	$—

	As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$37,224	$37,224	$—	$—
U.S. government and agency securities	7,306	—	7,306	—
Investments:
Corporate debt securities	3,204	—	3,204	—
	$47,734	$37,224	$10,510	$—

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

The following table sets forth a summary of the changes in the estimated fair value of these liabilities, which are all classified as Level 3 (in thousands):

	Convertible Notes Derivatives	Liability Classified Warrants
Balance as of December 31, 2025	$27,455	$14,221
Initial recognition	—	1,601
Change in fair value	6,822	8,732
Balance as of June 30, 2026	$34,277	$24,554

6. Investments

The following table summarizes our investments in debt securities, classified as available-for-sale (in thousands):

	As of June 30, 2026
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
U.S. government and agency securities	$10,126	$—	$(1)	$10,125

	As of December 31, 2025
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$3,202	$2	$—	$3,204

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an investment is confirmed or when either of the criteria regarding intent or requirement to sell is met. We do not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All of our investments mature within one year from June 30, 2026.

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

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligation for our 3.00% unsecured convertible senior notes due 2025 (the “2025 Notes”) and 6.00% senior secured convertible notes due 2029 (the “2029 Notes”) when outstanding, were potentially settleable in common shares. No 2025 Notes or 2029 Notes were outstanding during the three and six months ended June 30, 2026. The 2025 Notes and 2029 Notes did not impact the calculation of dilutive loss per common share during the three and six months ended June 30, 2025 because they were anti-dilutive in those periods.

As discussed further in Note 10, “Long-Term Obligations”, the conversion obligation for our New 2029 Notes and 2028 Notes can potentially be settled in common shares. The New 2029 Notes and 2028 Notes did not impact the calculation of dilutive loss per common share during the three and six months ended June 30, 2026 because they were anti-dilutive in those periods. No 2028 Notes or New 2029 Notes were outstanding during the three and six months ended June 30, 2025.

As discussed further in Note 11, “Common Share Warrants”, warrants to purchase common shares were outstanding as of June 30, 2026 and 2025. All outstanding warrants, except pre-funded warrants, are excluded from the calculation of basic net loss per share because the warrant holders do not have an obligation to share in our losses. All warrants, except pre-funded warrants, did not impact the calculation of dilutive loss per common share during the three and six months ended June 30, 2026 and 2025 because they either did not exist or were anti-dilutive during these periods. Pre-funded warrants are included in the calculation of basic and diluted net loss per share due to their de-minimis exercise price.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2026	2025
Common shares deliverable upon conversion of 2025 Notes	—	103
Common shares deliverable upon conversion of 2029 Notes	—	3,436
Common shares deliverable upon conversion of 2028 Notes	2,357	—
Common shares deliverable upon conversion of New 2029 Notes	4,799	—
Outstanding common stock warrants, except pre-funded warrants	14,044	3,704
Outstanding stock options	475	501
Unvested restricted stock units and performance-based restricted stock units	5,210	811

8. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$23	$36	$49	$82
Research and development	519	1,182	1,405	2,097
Selling, general and administrative	1,387	2,566	3,482	5,165
Total	$1,929	$3,784	$4,936	$7,344

Our 2022 Equity Incentive Plan, as amended (the “2022 Plan”), provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. On May 21, 2026, our stockholders approved an increase of 3,000,000 shares to the number of shares of our common stock available for issuance under the 2022 Plan.

On May 21, 2026, our stockholders also approved an increase of 1,400,000 shares to the number of shares of our common stock available for issuance under our employee stock purchase plan.

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

We sold an aggregate of 2,994,441 Shares under the Open Market Sale Agreement during the six months ended June 30, 2026, resulting in net proceeds of $19.8 million. We did not sell any Shares under the Open Market Sale Agreement during the three and six months ended June 30, 2025 or during the three months ended June 30, 2026. Pursuant to a prospectus we thereafter filed with the Securities and Exchange Commission as part of a registration statement on Form S-3 on May 4, 2026, as of June 30, 2026, $100.0 million of Shares were available for issuance and sale under the Open Market Sale Agreement.

On February 18, 2026, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our capital stock from 58,333,333 shares to 111,000,000 shares and the number of authorized shares of our common stock from 53,333,333 to 106,000,000 shares.

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. pursuant to which we issued and sold in a private placement: (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until August 29, 2026 and the pre-funded warrants do not expire. As of June 30, 2026, none of these warrants have been exercised.

As of June 30, 2026, we had 22,680,288 shares of common stock issued and outstanding. In addition, as of June 30, 2026 we had reserved (i) 474,615 shares of common stock for issuance upon the exercise of outstanding stock options, including shares reserved under unvested options, with a weighted-average exercise price of $59.06 per share; (ii) 5,209,631 shares of common stock for issuance upon the vesting of outstanding RSUs and PSUs (assuming all performance milestones are satisfied), (iii) 1,493,758 shares of common stock available for future issuance under our 2022 Equity Incentive Plan, 2022 Inducement Stock Incentive Plan, and 2013 Employee Stock Purchase Plan, in the aggregate; (iv) 14,043,996 shares of common stock for issuance upon the exercise of outstanding warrants, with a weighted-average exercise price of $11.71 per share, including 5,739,289 that expire on August 29, 2026 if not exercised; (v) 4,005,544 shares of common stock for issuance upon the exercise of outstanding pre-funded warrants; (vi) 11,904,630 shares of common stock for issuance upon conversion of the 2028 Notes and 2029 Notes, in the aggregate (assuming all make-whole adjustments and assuming payment in-kind of interest payments as permitted by the applicable indenture); and (vii) 5,000 shares of common stock issuable to Neumedicines Inc. upon the satisfaction of certain milestones under that certain Asset Purchase Agreement dated as of November 24, 2020. As of June 30, 2026, based on 106,000,000 shares of common stock authorized, we had 46,182,538 shares of common stock that were unissued and unreserved.

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

Interest incurred on borrowings under the Amended Term Loan from July 1, 2025 to June 30, 2026 was payable in-kind. Interest incurred on borrowings under the Amended Term Loan after June 30, 2026 is payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

We are required to make quarterly principal payments under the Amended Term Loan on March 10, June 10, September 10, and December 10 of each year. The first principal payment is due on September 10, 2026 and will equal $15.8 million. All subsequent principal payments will equal 6.25% of the aggregate principal amount of the Amended Term Loan, not including the effect of previous principal payments. The remaining principal is due when the Amended Term Loan matures on May 8, 2028. We are permitted to prepay the Amended Term Loan at any time, subject to a prepayment premium equal to 5% of the principal prepaid through May 8, 2027 (and 0% thereafter). Any principal that is prepaid, repaid pursuant to a mandatory prepayment, or accelerated must be accompanied by a fee equal to 3.00% of the principal amount so prepaid, repaid, or accelerated. In addition, we are required to repay the Amended Term Loan with proceeds from certain asset sales and condemnation events, subject, in some cases, to reinvestment rights.

All obligations under the Amended Credit Agreement are secured on a first priority basis, subject to certain exceptions, by substantially all of our assets. The Amended Credit Agreement contains customary covenants, including a requirement to maintain a certain amount of cash, cash equivalents and investments at all times (the “Minimum Liquidity Covenant Amount”). The Minimum Liquidity Covenant Amount is the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, and after October 10, 2026, it will be $25.0 million. As of June 30, 2026, we were in compliance with the Minimum Liquidity Covenant Amount and all other covenants under the Amended Credit Agreement.

The Amended Credit Agreement contains restrictions on indebtedness, liens, investments, fundamental changes, asset sales, licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Specifically, we are prohibited from exclusively licensing, selling or otherwise disposing of U.S. rights to oncology indications of selinexor. As of June 30, 2026, we were in compliance with these covenants. If certain events of default occur, the Amended Term Loan may be due and payable immediately. These events include the withdrawal of approval of certain indications of selinexor, payment defaults, covenant defaults, bankruptcy, cross-defaults to certain other agreements, change in control and lien priority. Additionally, we have an obligation under the Amended Credit Agreement to appoint a candidate selected by the lenders under the Amended Term Loan to serve as a non-voting observer to our board of directors.

The outstanding balance of the Amended Term Loan consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Principal	$128,981	$120,398
Less: unamortized debt issuance costs	(3,627)	(4,593)
Total	$125,354	$115,805

We determined the expected life of the Amended Term Loan was equal to its term. The principal value of the Amended Term Loan approximates its fair value due to the variable interest rate. Total debt issuance costs related to the Amended Term Loan of $5.2 million are being amortized to interest expense through May 2028 using an effective interest rate of 16%.

The following table sets forth total interest expense recognized related to the Term Loan and Amended Term Loan (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$4,393	$3,425	$8,583	$6,820
Amortization of debt issuance costs	484	619	966	1,213
Total interest expense	$4,877	$4,044	$9,549	$8,033

Estimated future minimum payments on the Amended Term Loan as of June 30, 2026 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2026	$32,353
2027	45,216
2028	76,068
Total future minimum payments	153,637
Less: interest expense and unamortized debt issuance costs	(28,283)
Amended Term Loan	$125,354

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

Both the New 2029 Notes and 2028 Notes bear interest at a rate of 9.00% per year. Interest on the New 2029 Notes and 2028 Notes incurred from October 10, 2025 to March 31, 2026 was payable in-kind. Interest incurred after March 31, 2026 will be payable in cash quarterly in arrears on March 31, June 30, September 30, and December 31 of each year.

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

No holder will be entitled to receive shares of our common stock in connection with the New 2029 Notes or 2028 Notes if such receipt would cause the holder (together with its affiliates) to own more than 4.99% (subject to increase or decrease at the election of the holder, but in no event to exceed 19.99%) of the number of shares of the common stock outstanding immediately after giving effect to such event. In addition, a holder may elect to receive pre-funded warrants with respect to any shares of common stock that would otherwise be issuable in connection with the New 2029 Notes or 2028 Notes but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire. As of June 30, 2026, no New 2029 Notes or 2028 Notes have been converted into shares of common stock or pre-funded warrants.

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

All obligations under the New 2029 Notes and 2028 Notes are secured on a second priority basis by the same collateral that secures the obligations under the Amended Term Loan. The 2028 Notes rank pari passu with the New 2029 Notes, senior to indebtedness under the Amended Revenue Interest Agreement (as defined below) and behind indebtedness under the Amended Credit Agreement with respect to distributions of proceeds of the enforcement of certain collateral. The New 2029 Notes and 2028 Notes contain covenants and events of default that are generally consistent with the Amended Term Loan. As of June 30, 2026, we were in compliance with these covenants.

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

The outstanding balance of the New 2029 Notes consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Principal	$107,974	$105,598
Less: unamortized debt issuance costs and discounts	(28,576)	(31,938)
Plus: fair value of embedded derivatives	19,252	16,313
Total	$98,650	$89,973

The outstanding balance of the 2028 Notes consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Principal	$15,648	$15,304
Less: unamortized debt issuance costs and discounts	(4,736)	(5,329)
Plus: fair value of embedded derivatives	15,025	11,142
Total	$25,937	$21,117

We determined the expected life of the New 2029 Notes and 2028 Notes is equal to their contractual terms. The fair value of the New 2029 Notes and 2028 Notes are influenced by market interest rates, our stock price and stock price volatility, and have been classified as Level 3 within the fair value hierarchy as they use unobservable inputs. The estimated fair value of the New 2029 Notes and 2028 Notes as of June 30, 2026 was approximately $100.7 million and $27.5 million, respectively. The estimated fair value of the New 2029 Notes and 2028 Notes as of December 31, 2025 was approximately $92.7 million and $22.8 million, respectively.

Debt issuance costs and discounts related to the New 2029 Notes of $33.3 million are being amortized to interest expense over the term of the New 2029 Notes at an effective interest rate of 22%. The following table sets forth total interest expense recognized related to the 2029 Notes and New 2029 Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2,429	$1,740	$4,805	$3,480
Amortization of debt issuance costs and discounts	1,761	2,076	3,361	4,022
Total interest expense	$4,190	$3,816	$8,166	$7,502

Debt issuance costs and discounts related to the 2028 Notes of $5.6 million are being amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 25%. We recognized interest expense of $0.7 million related to the 2028 Notes for the three months ended June 30, 2026, which included $0.4 million of contractual interest expense and $0.3 million of amortization. We recognized interest expense of $1.3 million related to the 2028 Notes for the six months ended June 30, 2026, which included $0.7 million of contractual interest expense and $0.6 million of amortization.

Future minimum payments on the New 2029 Notes and 2028 Notes as of June 30, 2026 were as follows (in thousands):

Years ended December 31,	New 2029 Notes	2028 Notes
2026	$7,343	$1,064
2027	9,718	1,408
2028	9,718	16,763
2029	111,491	—
Total future minimum payments	138,270	19,235
Less: interest expense and unamortized debt issuance costs and discounts	(58,872)	(8,323)
Plus: fair value of embedded derivatives	19,252	15,025
Total	$98,650	$25,937

Deferred Royalty Obligation

In September 2019, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Agreement”) with HCRx which was subsequently amended in June 2021, August 2023, May 2024, August 2025, and October 2025, and which was subsequently assigned by HCRx to KKR in connection with its acquisition of a majority ownership stake in HCRx in July 2025 (as amended, the “Amended Revenue Interest Agreement”) under which we have received a total of $135.0 million, less certain transaction expenses. In exchange for this amount, HCRx receives payments from us at a percentage (the “Royalty Rate”) of net revenues of selinexor and any of our other future products, including worldwide net product sales and upfront payments, milestones, and royalties. Total aggregate payments to HCRx under the Amended Revenue Interest Agreement are capped at $263.3 million (the “Payment Cap”).

In May 2024, we entered into an amendment (the “HCRx Amendment”) to the Amended Revenue Interest Agreement with HCRx, pursuant to which we:

(1)
made a cash payment to HCRx in the amount of $49.5 million;
(2)
delivered to HCRx a Term Loan note with a principal amount of $15.0 million; and
(3)
delivered to HCRx 2029 Notes with a principal amount of $5.0 million.

As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. The repayment period expires on the earlier of (i) the date on which HCRx has received cash payments in the aggregate totaling $263.3 million or (ii) the legal maturity date of September 26, 2035. If HCRx has not received total payments in the aggregate equal to $263.3 million by September 26, 2035, we will be required to pay an amount equal to $135.0 million plus a specific annual rate of return less aggregate payments previously paid to HCRx.

In the event of a change of control, an event of default, including, among others, our failure to pay any amounts due to HCRx, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of XPOVIO in the U.S. or our breach of any covenant contained in the Amended Revenue Interest Agreement and our failure to cure the breach within the prescribed time frame, we are obligated to pay HCRx an amount equal to $263.3 million less aggregate payments previously paid to HCRx .

After giving effect to the above, as of May 2024, we had made aggregate payments under the Amended Revenue Interest Agreement totaling $135.0 million and the maximum remaining amount we owed to HCRx was $128.3 million. After May 2024, we are obligated to make quarterly payments in the amount of a fixed percentage of our net product revenues, upfront payments, milestones, and royalties earned in the applicable quarter, except that in connection with the October 2025 amendment, HCRx waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026.

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

As of June 30, 2026, we have made $147.1 million in payments to HCRx. The effective interest rate as of June 30, 2026 was approximately 16%. We have incurred debt issuance costs totaling $2.8 million which have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

The carrying value of the deferred royalty obligation as of both June 30, 2026 and December 31, 2025 was $72.3 million, which includes the carrying amount of the debt and unamortized debt issuance costs. The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2026 and December 31, 2025 because the obligation is measured using our current estimates of future payments over the life of the arrangement, which are considered Level 3 inputs.

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

In October 2025, we issued warrants (the “2025 Placement Warrants”) to purchase 1,317,771 shares of common stock. The 2025 Placement Warrants have an exercise price of $6.64 per share, subject to customary anti-dilution adjustments, and are exercisable until August 29, 2026.

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

In March 2026, we issued the 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share which are exercisable until August 29, 2026. In March 2026, we also issued Pre-Funded Warrants to purchase up to 3,391,164 shares of common stock at an exercise price of $0.0001 per share which do not expire.

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

The holders of the 2024 Warrants and 2026 Warrants may elect to receive pre-funded warrants with respect to any common stock that would otherwise be issuable but for the foregoing ownership limitations. These pre-funded warrants will have an exercise price of $0.0001 per share and will not expire.

The following is a summary of activity related to our common stock warrants:

	2022 Warrants	2024 Warrants	2025 Placement Warrants	2025 Warrants	2026 Warrants	Pre-Funded Warrants	Total
Outstanding as of December 31, 2025	635,703	3,068,417	1,317,771	4,600,587	—	614,380	10,236,858
Issued	—	—	—	—	4,421,518	3,391,164	7,812,682
Outstanding as of June 30, 2026	635,703	3,068,417	1,317,771	4,600,587	4,421,518	4,005,544	18,049,540
Exercise price as of June 30, 2026	$95.37	$6.64	$6.64	$6.64	$10.00	$—

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

Our primary focus is on marketing XPOVIO in its currently approved indications in multiple myeloma as well as developing and seeking regulatory approval of selinexor in myelofibrosis. Subject to obtaining additional funding, we plan to explore opportunities to develop our leading next-generation XPO1 inhibitor, eltanexor, in additional myeloproliferative neoplasms.

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

RECENT DEVELOPMENTS

Phase 3 XPORT-EC-042 Topline Results

On July 30, 2026, we announced topline results from our Phase 3 randomized, double-blind trial evaluating selinexor as a maintenance-only therapy compared to placebo in adult patients with TP53 wild-type advanced or recurrent endometrial cancer in which patients were randomized 1:1 to receive either a 60 mg, once-weekly, administration of oral selinexor or placebo until disease progression (the “XPORT-EC-042 Trial”). The trial did not meet its primary endpoint of progression free survival (“PFS”). The trial included two patient populations, for which the primary endpoint of PFS was designed to be tested sequentially: (1) a modified intent to treat population (“mITT”) that included patients with either (a) TP53 wild-type tumors with proficient mismatch repair status or (b) TP53 wild-type tumors with deficient mismatch repair status, who are medically ineligible to receive checkpoint inhibitors; and (2) the trial’s original intent to treat population, which included all patients enrolled in the trial whose tumors are TP53 wild-type, regardless of MMR status. A trend favoring the selinexor arm was observed in the mITT population (n=236), with a median PFS of 12.75 months in the selinexor arm compared to 7.43 months in the placebo arm (hazard ratio=0.76 [95% CI: 0.51, 1.12]; one-sided p-value=0.0791).

The safety and tolerability profile of selinexor was consistent with its established safety profile, with no new safety signals observed. We intend to complete a full evaluation of the data from the XPORT-EC-042 Trial and plan to present the data at a future medical meeting. The results of the XPORT-EC-042 Trial do not affect ongoing trials of selinexor in other potential indications.

Myelofibrosis Regulatory Update

On July 30, 2026, we announced that we plan to submit a supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) in August 2026 seeking accelerated approval of selinexor in combination with ruxolitinib for the treatment of patients with myelofibrosis.

The planned submission follows productive engagements with the FDA, including written feedback that spleen volume reduction ≥ 35% (“SVR35”) appears to qualify as a reasonably likely surrogate endpoint to predict overall survival and can be used to support an sNDA under the accelerated approval pathway. We plan to use overall survival data from long-term follow-up of our ongoing randomized, double-blind Phase 3 clinical trial to evaluate the efficacy and safety of once-weekly selinexor in combination with ruxolitinib versus placebo plus ruxolitinib in JAK2 inhibitor (“JAKi”)-naive myelofibrosis patients (the “SENTRY Trial”) to verify clinical benefit. Overall survival is a pre-specified secondary endpoint of the SENTRY Trial. The trial does not permit patient crossover; patients, investigators and the Karyopharm study team remain blinded to treatment assignment during ongoing follow-up.

The results from our SENTRY Trial will be the basis of the planned sNDA, including the statistically significant improvement in SVR35 at week 24, the rapid, deep and sustained nature of the spleen responses, a promising overall survival signal, reductions in variant allele frequency and the overall safety data package.

We remain on track for a planned August 2026 sNDA submission and have continued to productively engage with the FDA on the final details of the data that will be used to confirm the anticipated clinical benefit, a requirement under the accelerated approval pathway. These confirmatory data will be used to convert potential accelerated approval to traditional approval. We continue to address the FDA’s requests and provide the FDA with additional data and information in advance of the sNDA submission in August 2026.

We intend to request Priority Review at the time of submission of the sNDA, which, if granted, would result in a Prescription Drug User Fee Act target action date of approximately six months following the FDA’s receipt of the application.

Phase 3 SENTRY Trial Topline Results

On March 24, 2026, we announced topline results from the SENTRY Trial in which patients were randomized 2:1 to 60 mg of selinexor once weekly plus ruxolitinib or placebo plus ruxolitinib. The ruxolitinib dose was determined based on the patients’ baseline platelet count per the drug’s prescribing information. The SENTRY Trial met the first co-primary endpoint, demonstrating statistically significant improvement in SVR35 for patients treated with the combination of selinexor plus ruxolitinib, with rapid, deep and sustained spleen volume reduction rates seen in the combination arm, but did not meet its second co-primary endpoint in absolute total symptom score. The mean change in absolute total symptom score at week 24 relative to baseline was comparable across the two arms with similar symptom improvement relative to baseline; the difference across the two arms was not statistically significant. In addition, a promising overall survival signal was observed in the topline data, which further reinforces the relevance of XPO1 inhibition in combination with ruxolitinib in frontline myelofibrosis. Further, a greater proportion of patients on the combination arm compared to ruxolitinib alone experienced reductions in variant allele frequency, which may be indicative of an underlying effect on disease biology, raising the potential for disease modification. The combination demonstrated a manageable safety and tolerability profile consistent with the known profile of selinexor and ruxolitinib individually. No new safety signals were observed.

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

Patients enrolled in a randomized global Phase 3 trial sponsored by the European Myeloma Network evaluating an all-oral combination of selinexor 40 mg in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with previously treated multiple myeloma who received an anti-CD38 in their immediate prior line of therapy (the “EMN29 Trial”) continued to be followed for PFS events contributing towards the primary endpoint. We expect to report topline data from this event-driven trial in the second half of 2026.

In March 2026, we met with the FDA regarding the Accelerated Approval of the Diffuse Large B-Cell Lymphoma (“DLBCL”) indication of XPOVIO, which was granted on June 22, 2020 for the treatment of adult patients with relapsed or refractory DLBCL, not otherwise specified, including DLBCL arising from follicular lymphoma, after at least two lines of systemic therapy. The FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options. As a result, we are in the process of terminating our ongoing company-sponsored trials in this indication. This withdrawal is not due to safety concerns with the DLBCL indication and does not affect the regulatory approval of any other indications for XPOVIO.

Business and Financial Updates

We expect our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. With the assistance of our advisors, including our financial advisor Centerview Partners and other advisors, we are actively evaluating a range of financing opportunities and strategic alternatives with the objective of extending our cash runway, preserving strategic flexibility and maximizing long-term shareholder value as we advance our myelofibrosis program. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes, all as defined below. Our ability to successfully consummate a financing transaction or execute on a strategic alternative is dependent on a number of factors. There is no assurance that these efforts will result in additional funding, executing a strategic alternative transaction, will increase value for stakeholders, or will sufficiently address our ability to continue as a going concern.

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

The effectiveness of the Forbearance Agreement was conditioned upon, among other things, the consummation of a sale and issuance of our common stock, in one or more transactions, resulting in proceeds to us of not less than $25.0 million actually received in cash before June 10, 2026 (the “Capital Raise Trigger”). The Capital Raise Trigger was satisfied and the Forbearance Agreement became effective in March 2026 upon receipt of the proceeds from the Private Placement (as defined below). Under the Amendment and the Forbearance Agreement, certain principal and interest payments were deferred until September 2026 and the Consenting Parties agreed not to exercise certain rights and remedies with respect to specified matters, including: (i) payment-related defaults through September 30, 2026 that would result from our non-payment of the interest due on June 30, 2026 for the New 2029 Notes and

2028 Notes and (ii) any defaults that result from a requirement under the indentures of the New 2029 Notes and 2028 Notes for us to have a Minimum Liquidity Covenant Amount greater than the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million through October 10, 2026. After October 10, 2026, the minimum liquidity covenant will require minimum consolidated liquidity of $25.0 million. See “Liquidity, Capital Resources and Going Concern” below for a further discussion of our liquidity and our need to raise additional capital.

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. (“RA Capital Management”) pursuant to which we issued and sold in a private placement (the “Private Placement”): (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share (the “2026 Warrants”) for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until August 29, 2026 and the pre-funded warrants do not expire. As of June 30, 2026, none of these warrants have been exercised.

In addition, in March 2026, we issued and sold an aggregate of 2,994,441 shares of Common Stock under our Open Market Sale AgreementSM, by and between us and Jefferies LLC, dated February 17, 2023 for total proceeds, net of sales commissions, of approximately $19.8 million.

As of June 30, 2026, we had an accumulated deficit of $1.8 billion. We had operating losses of $49.3 million and $57.6 million for the six months ended June 30, 2026 and 2025, respectively. We recognized total revenue of $68.5 million and $67.9 million for the six months ended June 30, 2026 and 2025, respectively, including $59.9 million and $50.7 million of XPOVIO net product revenue, respectively, and $8.6 million and $17.2 million of license revenue, respectively. As of June 30, 2026, we had $65.1 million in cash, cash equivalents, and investments. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. See “Liquidity, Capital Resources, and Going Concern” below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations (in thousands, except for percentages):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product revenue, net	$30,776	$29,681	$1,095	4%	$59,939	$50,735	$9,204	18%
License and other revenue	2,656	8,248	(5,592)	(68)%	8,559	17,209	(8,650)	(50)%
Total revenue	33,432	37,929	(4,497)	(12)%	68,498	67,944	554	1%
Operating expenses:
Cost of sales	1,085	1,051	34	3%	2,430	2,352	78	3%
Research and development	28,957	32,788	(3,831)	(12)%	62,754	67,406	(4,652)	(7)%
Selling, general and administrative	25,916	28,477	(2,561)	(9)%	52,600	55,829	(3,229)	(6)%
Loss from operations	(22,526)	(24,387)	1,861	(8)%	(49,286)	(57,643)	8,357	(14)%
Other expense, net	(44,497)	(12,825)	(31,672)	>100%	(40,128)	(2,995)	(37,133)	>100%
Loss before income taxes	(67,023)	(37,212)	(29,811)	80%	(89,414)	(60,638)	(28,776)	47%
Income tax provision	—	(40)	40	(100)%	(1)	(76)	75	(99)%
Net loss	$(67,023)	$(37,252)	$(29,771)	80%	$(89,415)	$(60,714)	$(28,701)	47%

Product Revenue, net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product revenue, net	$30,776	$29,681	$1,095	4%	$59,939	$50,735	$9,204	18%

To date, our only source of product revenue has been from the U.S. sales of XPOVIO. Net product revenue for the three months ended June 30, 2026 remained relatively consistent as compared to the three months ended June 30, 2025, reflecting relatively consistent demand for XPOVIO in an increasingly competitive multiple myeloma marketplace.

Net product revenue for the six months ended June 30, 2026 increased by $9.2 million compared to the six months ended June 30, 2025. This increase was primarily attributable to an unusually high product returns reserve recorded during the six months ended June 30, 2025, which reduced net revenue in the prior-year period. The increase was also driven by lower gross-to-net deductions, primarily due to lower chargebacks and a reduction in the Medicare rebate reserve during the six months ended June 30, 2026 compared to the prior-year period.

License and Other Revenue (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Menarini Group (“Menarini”)	$1,899	$7,621	$(5,722)	(75)%	$3,727	$15,817	$(12,090)	(76)%
Antengene Therapeutics Limited (“Antengene”)	680	489	191	39%	1,179	1,141	38	3%
Other	77	138	(61)	(44)%	3,653	251	3,402	>100%
Total license and other revenue	$2,656	$8,248	$(5,592)	(68)%	$8,559	$17,209	$(8,650)	(50)%

License and other revenue for the three months ended June 30, 2026 decreased by $5.6 million compared to the three months ended June 30, 2025, primarily due to a $6.5 million decrease in reimbursement revenue from Menarini for development-related expenses following the expiration of its reimbursement obligation on December 31, 2025. This decrease was partially offset by a $0.9 million increase in royalty revenue from our partners.

License and other revenue for the six months ended June 30, 2026 decreased by $8.7 million as compared to the six months ended June 30, 2025, primarily due to a decrease of $13.5 million of reimbursement revenue from Menarini for development-related expenses following the expiration of its reimbursement obligation on December 31, 2025. This decrease was partially offset by higher milestone and royalty revenue, including a $3.5 million milestone payment under a licensing agreement with a privately held biotechnology company related to the research, development and commercialization of verdinexor for the treatment of cancer in certain animals, as well as a $1.2 million increase in royalty revenue from our partners.

Operating Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of sales	$1,085	$1,051	$34	3%	$2,430	$2,352	$78	3%
Research and development	28,957	32,788	(3,831)	(12)%	62,754	67,406	(4,652)	(7)%
Selling, general and administrative	25,916	28,477	(2,561)	(9)%	52,600	55,829	(3,229)	(6)%
Total operating expenses	$55,958	$62,316	$(6,358)	(10)%	$117,784	$125,587	$(7,803)	(6)%

Cost of Sales

Cost of sales for the three and six months ended June 30, 2026 and 2025 were relatively consistent.

Research and Development Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Clinical trial and related costs:
Selinexor in myelofibrosis	$7,146	$8,169	$(1,023)	(13)%	$18,063	$19,586	$(1,523)	(8)%
Selinexor in endometrial cancer	4,174	4,105	69	2%	8,764	8,331	433	5%
Selinexor in multiple myeloma	1,393	3,240	(1,847)	(57)%	3,202	5,165	(1,963)	(38)%
Other programs	413	478	(65)	(14)%	755	1,056	(301)	(29)%
Non-program specific clinical trial and related costs	501	1,718	(1,217)	(71)%	1,528	2,941	(1,413)	(48)%
Total clinical trial and related costs	13,627	17,710	(4,083)	(23)%	32,312	37,079	(4,767)	(13)%
Unallocated costs:
Personnel	10,454	9,615	839	9%	21,178	20,125	1,053	5%
Consulting, professional and other	4,357	4,281	76	2%	7,859	8,105	(246)	(3)%
Stock-based compensation	519	1,182	(663)	(56)%	1,405	2,097	(692)	(33)%
Total unallocated costs	15,330	15,078	252	2%	30,442	30,327	115	0%
Total research and development expenses	$28,957	$32,788	$(3,831)	(12)%	$62,754	$67,406	$(4,652)	(7)%

At any one time, we have a number of ongoing clinical development programs that we are conducting independently or in collaboration with third parties. We track our external clinical trial and related costs on a program-by-program basis. Our major programs reported in the table above include our clinical programs in myelofibrosis, endometrial cancer and multiple myeloma. To the extent that external clinical trial and related costs are not attributable to a major program, they are included in “Other programs” and to the extent external clinical trial and related costs cannot be allocated to a specific program, they are included in “Non-program specific clinical trial and related costs.” We also have unallocated research and development costs, which we do not track on a program-by-program basis. These costs represent expenses incurred across multiple programs or to support our general research and development operations.

Research and development expenses for the three and six months ended June 30, 2026 decreased by $3.8 million and $4.7 million, respectively, as compared to the three and six months ended June 30, 2025. The decreases were driven by our continued

prioritization, focus, and efficient spending while advancing our late-stage programs, with our Phase 3 trials having completed enrollment. Research and development expenses for our multiple myeloma program decreased by $1.8 million and $2.0 million for the three and six month periods, respectively, mainly driven by timing of comparator drug expenses related to the EMN29 trial. The decrease in our myelofibrosis program expenses was primarily driven by the SENTRY Trial transitioning from enrollment to the maintenance phase, resulting in lower trial site and patient-related costs of $1.1 million and $1.5 million for the three and six month periods, respectively.

We expect research and development expenses to remain relatively consistent as we continue to balance the near-term requirements of our ongoing programs with actions intended to materially reduce our cost base and advance our most important near-term value drivers in myelofibrosis.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Personnel costs	$12,735	$13,809	$(1,074)	(8)%	$26,903	$28,466	$(1,563)	(5)%
Consulting, professional and other costs	11,794	12,102	(308)	(3)%	22,215	22,198	17	0%
Stock-based compensation	1,387	2,566	(1,179)	(46)%	3,482	5,165	(1,683)	(33)%
Total selling, general and administrative expenses	$25,916	$28,477	$(2,561)	(9)%	$52,600	$55,829	$(3,229)	(6)%

Selling, general and administrative expenses for the three and six months ended June 30, 2026 decreased by $2.6 million and $3.2 million, respectively, as compared to the three and six months ended June 30, 2025. The decreases were primarily driven by proactive cost containment while maintaining disciplined alignment of pre-launch investments with clinical and regulatory milestones.

In the near term, we expect selling, general and administrative expenses to increase due to incremental professional advisory fees related to our ongoing liquidity and strategic initiatives, as well as targeted retention costs intended to support organizational continuity and execution during this pivotal period.

Other Income (Expense), net (in thousands, except for percentages)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(13,144)	$(11,228)	$(1,916)	17%	$(25,697)	$(22,222)	$(3,475)	16%
Interest income	722	613	109	18%	1,233	1,613	(380)	(24)%
Other (expense) income, net	(32,075)	(2,210)	(29,865)	>100%	(15,664)	17,614	(33,278)	(>100)%
Total other expense, net	$(44,497)	$(12,825)	$(31,672)	>100%	$(40,128)	$(2,995)	$(37,133)	>100%

Total other expense, net for the three and six months ended June 30, 2026 increased by $31.7 million and $37.1 million, respectively, as compared to the three and six months ended June 30, 2025 . The increases were primarily due to the fair value remeasurement of embedded derivatives and liability-classified common stock warrants, both of which are non-cash items. There was also an increase in interest expense due to an increase to the interest rate in October 2025 on our senior secured term loan facility and convertible debt.

Future period results may continue to be affected by non-cash gains or losses from the remeasurement of embedded derivatives and liability-classified common stock warrants, which will vary depending on movements in our stock price and other market factors.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. As of June 30, 2026, our principal source of liquidity was $65.1 million of cash, cash equivalents, and investments. We have had recurring losses since inception and incurred an operating loss of $49.3 million for the six months ended June 30, 2026.

We anticipate that we will continue to incur significant operating losses in the foreseeable future. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic transactions and considering our debt service obligations and financial covenant to maintain minimum liquidity, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. We expect that our existing liquidity, including cash, cash equivalents, and investments as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. With the assistance of our advisors, including our financial advisor Centerview Partners and other advisors, we are actively evaluating a range of financing opportunities and strategic alternatives with the objective of extending our cash runway, preserving strategic flexibility and maximizing long-term shareholder value as we advance our myelofibrosis program. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes. See “Liquidity and Capital Resources – Funding Requirements” below and Note 1 “Nature of Business, Basis of Presentation and Segment Information” to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(47,659)	$(57,681)	$10,022	(17)%
Net cash (used in) provided by investing activities	(6,836)	33,573	(40,409)	(>100)%
Net cash provided by financing activities	48,904	356	48,548	>100%
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	13	(15)	(>100)%
Net decrease in cash, cash equivalents and restricted cash	$(5,593)	$(23,739)	$18,146	(76)%

Operating activities. Net cash used in operating activities decreased by $10.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in interest and royalty payments in 2026 as a result of certain debt modifications which occurred in October 2025.

Investing activities. Net cash provided by investing activities decreased by $40.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to lower proceeds from maturities of investments as a result of a lower investment balance between periods as well as increased purchases of investments during the six months ended June 30, 2026 due to the cash inflows from the financing activities described below.

Financing activities. Net cash provided by financing activities increased by $48.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the proceeds from the issuance of common stock during the six months ended June 30, 2026 under our Private Placement and Open Market Sale Agreement, as described in further detail under the heading “Sources of Liquidity”.

Sources of Liquidity

On March 24, 2026, we entered into a Securities Purchase Agreement with RA Capital Management pursuant to which we issued and sold in a private placement: (i) 1,030,354 shares of common stock, (ii) pre-funded warrants to purchase up to 3,391,164 shares of common stock, and (iii) accompanying 2026 Warrants to purchase 4,421,518 shares of common stock with an exercise price of $10.00 per share for aggregate net proceeds of $26.9 million. The 2026 Warrants are exercisable until August 29, 2026 and the pre-funded warrants do not expire. As of June 30, 2026, none of these warrants have been exercised.

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

In September 2019, we and certain of our subsidiaries entered into the Revenue Interest Financing Agreement with certain entities managed by HCRx, which was subsequently amended on June 23, 2021, August 1, 2023, May 8, 2024, August 14, 2025, August 27, 2025 and October 7, 2025 and which was assigned in July 2025 by HCRx to an affiliate of KKR & Co. Inc. in connection with its acquisition of a majority ownership stake in HCRx (the “Revenue Interest Agreement” and, as amended, the “Amended Revenue Interest Agreement”), pursuant to which, HCRx paid us a total of $135.0 million, less certain transaction expenses. On October 7, 2025, we entered into the Sixth Amendment to the Revenue Interest Financing Agreement pursuant to which (i) HCRx waived our obligation to pay royalties on revenue recognized between April 1, 2025 and March 31, 2026 and (ii) we agreed to increase the Applicable Tiered Percentage (as defined in the Amended Revenue Interest Agreement ) to 8.00% beginning on April 1, 2026. The total amount payable under the Revenue Interest Financing Agreement will remain capped at $263.3 million. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2024, we entered into a credit and guaranty agreement (the “Credit Agreement”) with certain existing lenders and HCRx, which provides for a senior secured term loan facility of $100.0 million (the “Term Loan”). On October 7, 2025, we entered into the First Amendment and Waiver to Credit and Guaranty Agreement, pursuant to which, among other things, the lenders provided $12.5 million principal amount of additional loans (the “Amended Term Loan”). On February 27, 2026, we entered into the Second Amendment to Credit and Guaranty Agreement (the “Amended Credit Agreement”). The amendments to the Credit Agreement include, among other things (i) reducing the financial covenant requiring us to maintain liquidity of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, through October 10, 2026, after which we will be required to maintain liquidity of at least $25.0 million and (ii) increasing the interest rate on borrowings under the Amended Term Loan to the secured overnight financing rate plus 10.25% for interest payments occurring after June 30, 2025. Interest on borrowings under the Amended Term Loan incurred from July 1, 2025 to June 30, 2026 were paid in kind and we are obligated to make cash interest payments beginning on September 30, 2026. For additional information, see Note 10, “Long-Term Obligations”, to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In February 2023, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”). Under the Open Market Sale Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million (the “Shares”) from time to time through Jefferies. During the six months ended June 30, 2026, we sold an aggregate of 2,994,441 Shares under the Open Market Sale Agreement, resulting in net proceeds of $19.8 million. We did not sell any Shares under the Open Market Sale Agreement during the six months ended June 30, 2025. Pursuant to a prospectus we thereafter filed with the SEC as part of a registration statement on Form S-3 on May 4, 2026, as of June 30, 2026, $100.0 million of Shares were available for issuance and sale under the Open Market Sale Agreement.

During the six months ended June 30, 2026, we received $3.5 million in milestone payments under our license and distribution agreements pursuant to which we are entitled to receive additional milestone payments, if certain development goals and sales milestones are achieved as well as royalties on future net sales of the licensed and sold products in the territories under such arrangements.

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

Funding Requirements

We expect to continue to incur costs related to our clinical development programs as we continue to advance our clinical programs in myelofibrosis and multiple myeloma, as well as costs associated with continued patient follow-up and other wind-down activities related to our endometrial cancer clinical trial. We also expect to incur commercialization expenses related to sales, marketing, manufacturing and distribution of our approved products, to the extent that these functions are not the responsibility of our collaborators.

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

We expect that our existing liquidity, including cash, cash equivalents, and investments as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. With the assistance of our advisors, including our financial advisor Centerview Partners and other advisors, we are actively evaluating a range of financing opportunities and strategic alternatives with the objective of extending our cash runway, preserving strategic flexibility and maximizing long-term shareholder value as we advance our myelofibrosis program. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes. In addition, prior to October 10, 2026, the minimum liquidity covenant will increase by 50% of the net cash proceeds of any issuance of debt or sale of capital stock up to a maximum amount of $25.0 million and will increase to $25.0 million on October 10, 2026.

We will require additional capital to fund our operations and clinical development of selinexor and to pursue regulatory approval of selinexor in myelofibrosis. Our ability to successfully consummate a financing transaction or execute on a strategic alternative is dependent on a number of factors. There is no assurance that these efforts will result in additional funding, executing a strategic alternative transaction, will increase value for stakeholders, or will sufficiently address our ability to continue as a going concern. Absent additional funding or our ability to successfully complete one or more strategic transactions to extend our cash runway beyond September 10, 2026, we will be unable to continue as a going concern and we may have to consider seeking protection under the bankruptcy laws, liquidating our assets or ceasing our operations. If we decide to seek protection under the bankruptcy laws, we expect that we would file for bankruptcy protection at a time that is earlier than when we would otherwise exhaust our cash resources. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes, or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming.

Our future long-term capital requirements will depend on many factors, as described more fully in the risk factor entitled “We need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to undertake additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, delay, reduce or eliminate our research and development programs and/or commercialization efforts or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment,” under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition to the expenses required to fund our operations described above, our funding requirements as of June 30, 2026 also include the following:

•
Lease costs for our headquarters in Newton, Massachusetts of $8.5 million through September 30, 2030;
•
Future obligations related to the Amended Credit Agreement of $153.6 million through May 2028 in addition to the financial covenant to maintain minimum liquidity;
•
Future obligations related to the 2028 Notes of $19.2 million through October 15, 2028;
•
Future obligations related to the New 2029 Notes of $138.3 million through May 13, 2029; and
•
Future royalty obligations to HCRx under the Amended Revenue Interest Agreement of $116.2 million by October 1, 2035.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $65.1 million as of June 30, 2026. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point shift in interest rates would not have a material effect on the fair market value of our cash equivalents.

We do not believe our cash, cash equivalents, and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require substantial funds to maintain our research and development programs, including as we continue to support our operations and develop and seek regulatory approval of selinexor in myelofibrosis or any future products or product candidates. We have incurred significant operating losses since our inception. As of June 30, 2026, we had approximately $65.1 million in cash, cash equivalents, and investments.

We expect that our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes.

We will require additional capital to fund our operations and clinical development of selinexor and to pursue regulatory approval of selinexor in myelofibrosis. As a result, our continued operations are dependent on our ability to raise additional funding and/or enter into strategic alternatives, as described in the risk factor entitled “We need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to undertake additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, delay, reduce or eliminate our research and development programs and/or commercialization efforts or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment,” below. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding or other strategic alternatives and considering our debt service obligations, including requirements under the Amended Credit Agreement, as defined below, and the indentures governing our 9.00% convertible senior notes due 2028 (the “2028 Notes”) and 9.00% convertible senior notes due 2029 (the “New 2029 Notes”, and together with the 2028 Notes, the “Convertible Notes”) to maintain cash, cash equivalents and investments through October 10, 2026 of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, and $25.0 million thereafter, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

With the assistance of our advisors, including our financial advisor Centerview Partners and other advisors, we are actively evaluating a range of financing opportunities and strategic alternatives with the objective of extending our cash runway, preserving strategic flexibility and maximizing long-term shareholder value as we advance our myelofibrosis program. Our ability to successfully consummate a financing transaction or execute on a strategic alternative is dependent on a number of factors. There is no assurance that these efforts will result in additional funding, executing a strategic alternative transaction, will increase value for stakeholders, or will sufficiently address our ability to continue as a going concern. Absent additional funding or our ability to successfully complete one or more strategic transactions to extend our cash runway beyond September 10, 2026, we will be unable to continue as a going concern and we may have to consider seeking protection under the bankruptcy laws, liquidating our assets or ceasing our operations. If we decide to seek protection under the bankruptcy laws, we expect that we would file for bankruptcy protection at a time that is earlier than when we would otherwise exhaust our cash resources. In any of these circumstances, it is likely that investors will lose all or part of their investment. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have incurred significant losses since inception, expect to continue to incur significant losses, and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our loss from operations was $22.5 million for the quarter ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $1.8 billion. As described above in “Our financial condition raises substantial doubt as to our ability to continue as a going concern,” our financial condition raises substantial doubt about our ability to continue as a going concern. Although we received our first U.S. Food and Drug Administration (“FDA”) approval for XPOVIO in July 2019, we may never attain profitability or positive cash flows from operations. We have historically financed our operations primarily through a combination of proceeds from (i) product revenue sales; (ii) public and private placements of equity securities; (iii) the issuance of convertible debt; (iv) a term loan; (v) our deferred royalty obligation; (vi) at the market offerings; and (vii) business development activities. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, the pursuit of regulatory approvals within and outside of the U.S., and the commercialization of XPOVIO. We expect to continue to incur significant expenses and operating losses as we continue to commercialize XPOVIO in the U.S. in multiple myeloma and engage in activities to prepare for the potential approval and commercialization of selinexor in myelofibrosis. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of our revenue and expenses or when, or if, we will be able to achieve profitability. We cannot be certain that our revenue from sales of XPOVIO alone, in the currently approved indications in multiple myeloma, will be sufficient for us to become profitable in the near-term, if at all. We may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development and commercialization efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to undertake additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, delay, reduce or eliminate our research and development programs and/or commercialization efforts or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment.

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

We expect that our existing liquidity, including cash, cash equivalents and investments, as well as cash flow from net product revenue and license and other revenue, will enable us to fund our current operating plans into September 2026. On September 10, 2026, a $15.8 million principal payment is due under our senior secured term loan facility; if this payment is made without additional financing or a waiver from our lenders, we expect that (i) our cash, cash equivalents and investments will fall below our $10.0 million minimum liquidity covenant, which would trigger a default on our term loan and (ii) we will not have sufficient resources to fund our operations following such payment. In addition to the $15.8 million principal payment due on September 10, 2026, we have approximately $10.1 million of aggregate interest payments due on September 30, 2026 under our senior secured term loan, 2028 Notes and 2029 Notes.

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
•
our ability to establish and maintain collaboration, partnership, licensing, marketing, distribution or other arrangements on favorable terms and the level and timing of success of these arrangements, and our ability to use proceeds of those arrangements in our business as opposed to being required to pay those proceeds to the lenders of our senior secured term loan facility, as amended in October 2025 (the “Amended Term Loan”) and/or holders of the Convertible Notes;
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

Adequate additional financing has not been, and may continue to not be, available to us on acceptable terms. Raising additional capital may be particularly challenging in the current economic environment, as adverse or uncertain financial market conditions, including inflationary pressures, sustained high interest rates, volatility in the capital markets and slower economic growth or recession, could negatively impact investor demand for biotechnology equity or debt offerings. We cannot predict the extent or duration of such conditions or their impact on our ability to access the capital markets on acceptable terms.

In addition, changes in government policies, priorities and administration could create increased uncertainty and volatility that adversely affect our business, our ability to raise capital, and our ability to enter into strategic alternatives. For example, evolving healthcare, pricing and reimbursement policies, including potential drug pricing reforms such as “most-favored-nation” or similar pricing frameworks, as well as shifts in regulatory or enforcement priorities at federal agencies, including the FDA and other governmental bodies, could negatively affect investor sentiment, the perceived commercial viability of our product and our access to financing. Further, instability or disruption in the global or domestic banking system could impair our access to cash deposits or limit the availability of financing from financial institutions. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, or to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts for one or more of our products or product candidates, which could have a material adverse effect on our business, operating results and prospects. We may be required to or elect to cease operations entirely at any time, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. Future sales and issuances of equity securities would result in substantial dilution to our stockholders..

We are evaluating strategic alternatives, which may include a potential merger or sale of the Company; in- or out-of-court restructurings; repurchases, redemptions, exchanges or other refinancings of our existing debt; potential financing transactions; among other potential alternatives. The potential impact and success of our exploration of any strategic alternatives, if available at all, are uncertain and may not be successful.

On July 31, 2026, we announced that we are evaluating potential financing transactions along with strategic alternatives in order to maximize near and long-term stakeholder value. These efforts may include, but are not limited to, a potential merger or sale of the Company, in- or out-of-court restructurings, repurchases, redemptions, exchanges or other refinancings of our existing debt, and potential financing transactions, among other potential alternatives. Our ability to successfully raise additional funds or execute on a financing transaction or a strategic alternative is dependent on a number of factors. If we are not able to successfully consummate a financing transaction or strategic alternative, our Board may explore a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code. Further, our indebtedness, as discussed under the risk factor titled “Our indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Amended Term Loan, the Convertible Notes or the Amended Revenue Interest Agreement,” may be unattractive to potential sources of funding and strategic partners and may decrease our ability to consummate a financing transaction or enter into a strategic alternative. Additionally, the negotiation and consummation of a financing transaction or strategic alternative may be costly and time-consuming. Even if we are able to consummate a financing transaction or a strategic alternative, it may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

In the event we file for bankruptcy, we would be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the U.S. Bankruptcy Code, our operations and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we file for bankruptcy we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings. In addition, we would need to have the bankruptcy court confirm any plan of reorganization and for such plan to go effective to emerge from bankruptcy.

Our Amended Revenue Interest Agreement with HCRx contains various covenants and other provisions, which, if violated, could, subject to the Amended and Restated Intercreditor Agreement, result in the acceleration of payments due under such agreement or the foreclosure on the pledged collateral, including all of our present and future assets relating to selinexor.

In September 2019, we entered into the Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCRx”), as amended, and which was assigned by HCRx to an affiliate of KKR & Co. Inc. in July 2025 in connection with its acquisition of a majority ownership stake in HCRx (the “Amended Revenue Interest Agreement”). Pursuant to the Amended Revenue Interest Agreement, we are required to comply with various covenants relating to the conduct of our business and the commercialization of XPOVIO, including obligations to use commercially reasonable efforts to commercialize our products. In addition, the Amended Revenue Interest Agreement limits our ability to incur or prepay indebtedness, create or incur liens, pay dividends on or repurchase outstanding shares of our capital stock or dispose of assets. The Amended Revenue Interest Agreement also includes customary events of default upon the occurrence of enumerated events, including non-payment of revenue interests, failure to perform certain covenants and the occurrence of insolvency proceedings, specified judgments, specified cross-defaults and specified revocations, withdrawals, suspensions or cancellations of regulatory approval for XPOVIO. Upon the occurrence of an event of default and in the event of a change of control, HCRx may accelerate payments due under the Amended Revenue Interest Agreement up to $128.3 million, less the aggregate amount of all of the payments paid to HCRx after the date of the May 2024 amendment. Our obligations to HCRx are secured by a second-priority security interest in certain assets of ours related to selinexor, which shares such second priority with the Convertible Notes and which is subordinated to the first-priority security interest securing the Amended Term Loan. Subject to an intercreditor agreement with HCRx, the Amended Term Loan lenders and the holders of the New 2029 Notes (the “Amended and Restated Intercreditor Agreement”), in the event that an uncured default by us under the Amended Revenue Interest Agreement results in an acceleration of obligations by HCRx which we are unable to pay, HCRx will have the right to foreclose on the collateral that was pledged to HCRx. Any such foreclosure remedy would significantly and adversely affect us and could result in us losing our interest in such assets, which would have a material adverse impact on our business.

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

The Credit and Guaranty Agreement, with the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent for the lenders and collateral agent (as amended, the “Amended Credit Agreement”) contain, and any future indebtedness that we incur may contain, various negative covenants that restrict, among other things, our indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Amended Credit Agreement and the indentures governing the Convertible Notes each have a financial covenant requiring us to maintain liquidity through October 10, 2026 of at least the lesser of (i) $10.0 million plus 50% of the net cash proceeds received from certain debt and equity issuances and (ii) $25.0 million, after which we will be required to maintain liquidity of at least $25.0 million. See the risk factor captioned “We need additional funding or to enter into strategic alternatives to achieve our business objectives. If we are unable to raise sufficient capital or to enter into strategic alternatives on acceptable terms to meet our needs, we may be forced to undertake additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, delay, reduce or eliminate our research and development programs and/or commercialization efforts or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment” above for a discussion of the risks associated with our need to raise additional capital.

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

In October 2025, we entered into a series of transactions with our term loan lenders, holders of our outstanding convertible notes and other investors to provide financial flexibility, additional working capital and equitize maturing notes (collectively, the “Financing Transactions”). As of June 30, 2026 we had future obligations of: (i) $153.6 million related to the Amended Term Loan in addition to the financial covenant to maintain minimum liquidity; (ii) $19.2 million related to the 2028 Notes; (iii) $138.3 million related to the New 2029 Notes; and (iv) $116.2 million of maximum remaining payments payable under our revenue interest financing agreement. We may also incur additional indebtedness to meet future financing needs, to the extent such indebtedness is available and permitted under the agreements governing our existing indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our ability to pay the principal of or interest or other obligations on our present and any future indebtedness, including our remaining obligations to HCRx and under the Amended Credit Agreement, the Convertible Notes, or to make cash payments in connection with any conversion of the Convertible Notes, depends on our future performance and ability to raise additional funds, which is subject, in part, to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Amended Term Loan, the Amended Revenue Interest Agreement, the Convertible Notes or any other future indebtedness and make necessary capital expenditures.

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

Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings and refinancings, collaborations, strategic alliances and/or licensing arrangements or asset sales. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available and permitted, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, during the terms of the Amended Revenue Interest Agreement, the Amended Credit Agreement and the indentures governing the Convertible Notes, we cannot make any voluntary or optional cash payment or prepayment on our existing convertible debt and, other than certain permitted refinancings, cannot enter into any new debt without the consent of HCRx, the required lenders or the required holders, respectively, subject to the exceptions and other provisions under the applicable governing document. Further, any future renegotiation of these agreements will require extensive, multi-party discussions that will require significant time and resources and could result in additional debt, higher rates of interest, the issuance of additional warrants or equity securities, and dilution to our current stockholders.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price. Global credit and financial markets have experienced periods of extreme disruption in recent years, which have contributed to diminished liquidity and credit availability, declines in consumer and investor confidence and slower economic growth. As a result, financial institutions and markets face a range of risks that could adversely affect our operations and access to capital, including the potential for future banking failures, changes in regulatory frameworks, governing banks and deposit insurance, tightened credit conditions that reduce liquidity availability, volatility in interest rates and evolving cyber threats and disruptions to financial systems and payment networks. If the financial institutions with which we do business were to enter receivership, become insolvent or suffer a significant cyber incident or operational disruption, there is no guarantee that we would have access to our existing cash, cash equivalents, and investments, or that we would be able to finance or fund our business on acceptable terms or at all, and any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

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

•
our ability to achieve broad adoption of XPOVIO or to successfully launch and achieve broad adoption of any future XPOVIO indications or any product candidates for which we obtain marketing approval;
•
the outcome of discussions with the FDA regarding the regulatory pathway for our anticipated supplemental New Drug Application (“sNDA”) for selinexor in combination with ruxolitinib in myelofibrosis, including the possibility that the FDA may require additional data, longer follow-up, an additional clinical trial, or impose other requirements, and whether an sNDA is ultimately accepted and approved by the FDA;
•
any conditions, limitations or restrictions imposed in connection with a potential approval of selinexor in combination with ruxolitinib in myelofibrosis based on accelerated approval, including a narrower-than-anticipated indication or patient population, limitations on the approved labeling or the claims and communications we may use to promote XPOVIO, requirements to submit promotional materials to the FDA prior to dissemination, or requests by the FDA that we revise, delay or refrain from using particular promotional materials or communications;
•
reporting a positive benefit-risk profile from our ongoing Phase 3 clinical trial in patients with multiple myeloma, with topline data anticipated in the second half of 2026;
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

Our long-term success depends in large part on our ability to continue to successfully develop new indications of selinexor, our product candidates, or any new product candidates we may develop or acquire. Clinical testing is expensive, time consuming, difficult to design, implement and enroll, inherently uncertain as to outcome, and can fail at any stage of testing. For example, in March 2026 we announced that our SENTRY Trial for myelofibrosis met one, but not both, of its two co-primary endpoints. Following recent engagements with the FDA with respect to the regulatory path forward for the combination of selinexor plus ruxolitinib in myelofibrosis under the accelerated approval pathway utilizing spleen volume reduction ≥ 35% (“SVR35”) as a surrogate endpoint that is reasonably likely to predict clinical benefit, we plan to submit an sNDA in August 2026. However, there can be no assurance that we will submit the sNDA by this time or that the sNDA, if submitted, will be accepted for review or approved. In addition, any approval obtained under the accelerated approval pathway would be conditioned on verifying clinical benefit in post-marketing confirmatory trial/data. Although the SENTRY Trial continues to follow patients for long-term outcomes, there can be no assurance that such data or any other confirmatory trial will verify clinical benefit. A failure to verify clinical benefit could result in any accelerated approval being withdrawn.

Furthermore, the failure of any product candidates to demonstrate safety and effectiveness in any clinical trial could negatively impact the perception of selinexor or our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before any of our product candidates are approved and/or adversely impact the inclusion of current or future indications of selinexor or other products or product candidates on pharmaceutical/drug compendia and/or negatively impact treating physicians’ confidence in the benefit observed in earlier phase clinical trials. For example, in July 2026, we announced topline results from our Phase 3 XPORT-EC-042 trial evaluating selinexor as a maintenance-only therapy compared to placebo in adult patients with TP53 wild-type advanced or recurrent endometrial cancer (the “XPORT-EC-042 Trial”). The trial did not meet the pre-specified threshold for statistical significance for its primary endpoint of progression free survival in the modified intent-to-treat population. Based on these topline results, we do not expect to pursue U.S. regulatory approval for selinexor in endometrial cancer and have determined to reduce our planned investment in our endometrial cancer program. In addition, if the benefit-risk profile from our global Phase 3 trial sponsored by the European Myeloma Network evaluating an all-oral combination of selinexor 40 mg in combination with pomalidomide and dexamethasone versus elotuzumab, pomalidomide, and dexamethasone in patients with previously treated multiple myeloma who received an anti-CD38 in their immediate prior line of therapy is not positive, the commercialization and listed compendia for our currently approved indications of selinexor could be adversely impacted, as well as their perception of the benefit of selinexor in combination with pomalidomide and dexamethasone.

Numerous unforeseen events during, or as a result of, clinical trials could delay or prevent our or our collaborators’ ability to complete such clinical trials or receive marketing approval of our product candidates, including, but not limited to, the following:

•
delays or failure to reach agreement with regulatory authorities on a trial design or the receipt of feedback requiring us to modify the design of our clinical trials, perform additional or unanticipated clinical trials to obtain approval or alter our regulatory strategy, as was the case in connection with the feedback from the FDA that we announced in December 2024 regarding the appropriateness of our XPORT-EC-042 Trial given the evolving treatment landscape for patients with advanced or recurrent endometrial cancer, further in March 2026 the FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options;

•
clinical trials of our product candidates may produce negative or inconclusive results or other patient safety concerns, including undesirable side effects or other unexpected characteristics, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, suspend ongoing clinical trials, abandon drug development programs or reduced planned investment in such programs, including as a result of a finding that the participants are being exposed to unacceptable health risks or that a trial did not meet its primary endpoint or otherwise did not produce results sufficient to support regulatory approval, as occurred with the XPORT-EC-042 Trial, enrollment in our clinical trials may be slower than we anticipate, including as a result of competition with other ongoing clinical trials or recently approved agents, which could decrease the overall supply of patients, or decreasing interest from selected clinical trial sites, delays in site activation, higher than expected screen failure rates, newly approved competitive products for the same indications as our product candidates or new or amended regulations;
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

Although we believe the Phase 3 SENTRY trial generated data supporting the potential use of SVR35 as a surrogate endpoint in myelofibrosis, including data that have been presented at medical meetings and published in a peer-reviewed journal, there can be no assurance that prior, interim, published or presented data from the SENTRY trial or any related clinical or scientific literature will be predictive of regulatory success. As discussed above, following recent engagements with the FDA with respect to the regulatory path forward for the combination of selinexor plus ruxolitinib in myelofibrosis under the accelerated approval pathway utilizing SVR35 as a surrogate endpoint that is reasonably likely to predict clinical benefit, we plan to submit an sNDA in August 2026. There can be no assurance that we will submit the sNDA by this time or that the sNDA, if submitted, will be accepted for review or approved. The Phase 3 SENTRY trial continues to follow patients for long-term outcomes, and such long-term outcomes may not confirm or support earlier observations, including any overall survival signal, evidence of disease modification or other findings from prior analyses. Any failure to verify clinical benefit, including in post-marketing confirmatory trials if accelerated approval is granted, could result in an accelerated approval being withdrawn.

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

Because we have limited financial and managerial resources, we must make significant strategic decisions regarding which product candidates, programs and indications to prioritize and which to delay, reduce, suspend or discontinue. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, as announced in January 2024, further clinical development of our eltanexor program continues to remain on hold in an effort to focus our resources on our prioritized late-stage programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially-viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are unable to maintain or expand our sales, marketing and distribution capabilities, we may not be successful in commercializing XPOVIO or any of our products or product candidates, if approved, that we may acquire or develop.

We have built a commercial infrastructure in the U.S. for XPOVIO, our first commercial product, in hematological malignancies and our company did not previously have any prior experience in the sales, marketing or distribution of pharmaceutical drugs. In the future, we may choose to expand our sales, marketing and distribution infrastructure to market or co-promote one or more of our product candidates, if and when they are approved, or enter into additional collaborations with respect to the sale, marketing and distribution of our product candidates. We are working with existing and potential partners to establish the commercial infrastructure to support the sale of selinexor outside of the U.S. For example, we entered into a license agreement with Menarini in December 2021, and as amended in March 2023, to, among other things, develop and commercialize NEXPOVIO® for all human oncology indications in Europe (including the United Kingdom (“UK”)), Latin America, certain Middle East and Africa regions and other key countries. For additional risks associated with commercializing our products outside of the U.S., please see the risk factor entitled “We depend on collaborations with third parties for certain aspects of the development, marketing and/or commercialization of XPOVIO and/or our product candidates. If those collaborations are not successful, or if we are not able to maintain our existing collaborations or establish additional collaborations, we may have to alter our development and commercialization plans and may not be able to capitalize on the market potential of XPOVIO or our product candidates, if approved” below.

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

For example, following recent engagements with the FDA with respect to the regulatory path forward for the combination of selinexor plus ruxolitinib in myelofibrosis under the accelerated approval pathway utilizing SVR35 as a surrogate endpoint that is reasonably likely to predict clinical benefit, we plan to submit an sNDA in August 2026. However, there can be no assurance that the sNDA, if submitted, will be accepted for review or approved. We also continue to be engaged with the FDA on the final details for the sNDA submission, including data to be used to support the sNDA and convert potential accelerated approval to traditional approval. In addition, any approval obtained under the accelerated approval pathway would be conditioned on verifying clinical benefit in post-marketing confirmatory trial/data. Although the SENTRY Trial continues to follow patients for long-term outcomes, there can be no assurance that such data or any other confirmatory trial will verify clinical benefit. A failure to verify clinical benefit could result in any accelerated approval being withdrawn.

There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or our collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or our, or our collaborators’, plans to verify clinical benefit, even after we have obtained feedback from the FDA or foreign regulatory agencies on these topics. There can also be no assurance that we, or our collaborators, will decide to pursue or submit any additional NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

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

The FDA also imposes requirements for costly post-marketing studies or clinical trials to maintain approval of any products that received accelerated approval. For drugs approved under the FDA’s Accelerated Approval Program, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. For example, we plan to submit an sNDA seeking accelerated approval of selinexor to treat myelofibrosis using overall survival data from long-term follow-up of the ongoing Phase 3 SENTRY trial as the confirmatory trial to verify clinical benefit. Although the SENTRY Trial continues to follow patients for long-term outcomes, there can be no assurance that such data or any other confirmatory trial will verify clinical benefit. In addition, in June 2020, the FDA approved XPOVIO to treat DLBCL under the FDA’s accelerated approval regulations and as a condition of the accelerated approval for this indication we are required to comply with a number of post-approval requirements, including timely completion of a confirmatory clinical trial. In March 2026 the FDA requested and we agreed to voluntarily withdraw the accelerated approval of the DLBCL indication in light of the infeasibility of completing the confirmatory trial, especially considering the evolving treatment landscape, including the availability of new therapeutic options. Although we do not actively promote XPOVIO in DLBCL and generate insignificant revenue from this indication, withdrawal of the accelerated approval may require certain of our ex-U.S. partners to take action to maintain their current approvals in DLBCL to the extent such approvals reference the U.S. label.

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

We may also seek a Priority Review designation for one or more of our product candidates. For example, we intend to request Priority Review at the time of submission of an sNDA for selinexor in combination with ruxolitinib for the treatment of patients with myelofibrosis. If the FDA determines that a product candidate would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A Priority Review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that selinexor in combination with ruxolitinib to treat myelofibrosis meets the criteria for Priority Review or any other designation, or that any of our other product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if selinexor in combination with ruxolitinib to treat myelofibrosis qualifies for a Priority Review designation or any other designation, or any of our other product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened. If selinexor in combination with ruxolitinib to treat myelofibrosis is not granted Priority Review, or if any such designation, if granted, is thereafter rescinded, the Prescription Drug User Fee Act target action date would be approximately ten months following the FDA’s receipt of the application.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “PPACA”). The PPACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through fiscal year 2032 unless additional congressional action is taken. Additionally, the Inflation Reduction Act of 2022 (the “IRA”) also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year (to be adjusted annually for inflation).

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

For example, in August 2022, the IRA was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation until at least 2029.

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

CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. It remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry. Although the Supreme Court declined in May 2026 to hear certain manufacturer challenges to the IRA price negotiation program, other litigation remains pending, the outcome of which could affect the scope and operation of the program.

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

The Trump administration has also continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing, with the stated purpose of reducing the price of medicines in the U.S. as compared to other countries. For example, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Additionally, on December 21, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. Most recently, in April 2026, President Trump issued an executive order establishing a tariff framework for imported patented pharmaceuticals and related inputs, with more favorable rates and / or exceptions tied to most-favored-nation pricing and domestic manufacturing commitments. In May 2026, the Department of Commerce established an application process for the onshoring agreements contemplated by the executive order, and the tariffs are anticipated to take effect on a staggered basis beginning on July 31, 2026 for certain large pharmaceutical companies and September 29, 2026 for others. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

We may also be affected by developments relating to the 340B Drug Program. Multiple states have recently enacted or are currently considering laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution (“ADR”) process in April 2024 and ADR decisions have been posted on HRSA’s website. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. Additionally, after withdrawing a prior program, HRSA is expected to announce a new 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers as a notice regarding the program is currently under review. CMS has also proposed new reporting requirements for 340B covered entities that purchase drugs that are also covered under Medicare Part D, among other reporting requirements, and has proposed significant cuts to reimbursement for 340B drugs paid under the Medicare Hospital Outpatient Prospective Payment System. Congress has also introduced 340B reform legislation. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.

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

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice finalized a rule implementing Executive Order 14117, which became effective in April 2025 and created similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In June 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted and will continue to impact how lower courts evaluate challenges to agency interpretations of law, including those by FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. This framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

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

Facilities used by our third-party manufacturers may be inspected by the FDA after we submit a marketing application and before potential approval of the product candidate and are also subject to ongoing periodic unannounced inspections by the FDA for compliance with cGMP and other regulatory requirements following approval. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We oversee but do not operate the manufacturing processes of, and are completely dependent on, our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our products and product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture or are not able to maintain approval, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our products or product candidates as alternative qualified manufacturing facilities may not be available on a timely or cost-efficient basis, or at all. Failure by any of our manufacturers to comply with applicable cGMP regulations or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our products or product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary products and product candidates and other discoveries. We seek to protect our proprietary position by filing patent applications related to our novel products and product candidates and other discoveries that are important to our business. As of August 6, 2026, 204 patents were in force that relate to exportin 1 inhibitors, including composition of matter patents for selinexor, verdinexor and eltanexor in the U.S., and their use in targeted therapeutics. In addition, 34 patents were in force that relate to our PAK4/NAMPT inhibitors, including four composition of matter patents for KPT-9274 in the U.S. and its use in targeted therapeutics. With respect to our KPT-1200 program, as of August 6, 2026, 13 patents were in force that relate to IL-12 compositions and uses of IL-12 in targeted therapeutics. We cannot be certain that any other patents will issue with claims that cover any of our key products, product candidates or other discoveries.

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

As of August 6, 2026, we have trademark registrations in the U.S. for KARYOPHARM, KARYOPHARM THERAPEUTICS, our color logo, our logo in grayscale, KARYOPHARM THERAPEUTICS with the color logo, XPOVIO, PORE for our online research portal, and KARYFORWARD and our KARYFORWARD logo for our financial aid and charitable services. Outside of the U.S., XPOVIO is registered in 46 additional jurisdictions, and is registered in Katakana in Japan, Hangul in South Korea, and Chinese characters in Taiwan. KARYOPHARM, the greyscale logo, KARYOPHARM THERAPEUTICS with the color logo, and the KARYFORWARD logo are each registered in four jurisdictions outside of the U.S. NEXPOVIO is registered or pending in 45 jurisdictions outside the U.S. and registered in Cyrillic characters in Russia and Kazakhstan. We also have registrations or applications for seven additional possible drug names in one or more foreign jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the U.S. and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

In July 2026 we announced that our board of directors, upon recommendation of its compensation committee, implemented a retention program for certain employees of the Company, including certain executive officers, to incentivize retention of key employees during a period in which the Company is expecting several meaningful catalysts requiring the continued experience and expertise of the designated employees. The retention program was implemented to replace previously guaranteed amounts under the Company’s annual bonus plan for 2026. There is no guarantee that such retention program will be successful or reduce the risk of attrition of such employees.

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

Risks Related to Our Common Stock

If we fail to maintain compliance with the continued listing requirements and the continued listing standards of Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

We must satisfy Nasdaq’s continued listing requirements and the continued listing standards, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. In the past, we have received written notification from the Nasdaq Stock Market (“Nasdaq”) informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Global Select Market. For example, in September 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the prior 32 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”).

In March 2025, following a 1 for 15 reverse stock split of our issued and outstanding shares of common stock, we received a letter from the Staff notifying us that we regained compliance with the Bid Price Rule for continued inclusion on the Nasdaq Global Select Market.

There can be no assurances that we will continue to maintain compliance with the requirements and standards for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market. There are many factors that may adversely affect our minimum bid price, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for our stockholders to sell our common stock in the public market.

We have a substantial number of warrants to purchase common stock outstanding and may in the future issue additional warrants. The exercise of our outstanding warrants will dilute existing stockholders and could adversely affect the trading price of our common stock.

As of June 30, 2026, we had outstanding warrants to purchase, without regard to any beneficial ownership limitations, and excluding pre-funded warrants to purchase common stock, up to 14,043,996 shares of common stock at a weighted average exercise price of $11.71 per share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In connection with any capital raising transactions that we may consummate, we may determine to issue additional warrants, which could result in further dilution to our stockholders.

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

Our stock price has been, and may continue to be, volatile and your investment in our stock could decline or fluctuate significantly. Our common stock price has ranged from $1.91 to $10.67 in the 52-week period ended August 6, 2026. On August 6, 2026, the closing sale price of our common stock on the Nasdaq Global Select Market was $1.95 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as the response to world-wide economic disruptions related to tariffs and other trade restrictions, uncertainty associated with governmental policies, shifts in regulatory priorities, and geopolitical tensions, such as conflicts involving multiple regions and nations including Ukraine, Russia, China, the Middle East and other areas of international concern, reduced investor confidence in the capital markets, inflation and sustained high interest rates. The market price for our common stock may be influenced by many factors, including:

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

We have broad discretion in the use of our cash, cash equivalents, and investments and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents, and investments to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use to fund our operations, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.

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

During the second quarter of 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

10.1

Amendment No. 4 to the 2022 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36167) filed with the SEC on April 13, 2026)

10.2	Amendment No. 5 to the 2022 Equity Incentive Plan

10.3*	Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted May 22, 2026

10.4*	Form of Restricted Stock Unit Agreement (Performance Vested) under the 2022 Equity Incentive Plan adopted May 22, 2026

10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2022 Equity Incentive Plan adopted May 19, 2026

10.6	Non-Employee Director Compensation Policy

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARYOPHARM THERAPEUTICS INC.

Date: August 13, 2026	By:	/s/ Richard Paulson
Richard Paulson
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2026	By:	/s/ Lori Macomber
Lori Macomber
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)